Form 10-K
period 2019-12-31
Evercore Inc.
filed 2020-02-25
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2019 was approximately $3.5 billion, based on the closing price of the registrant's Class A common stock reported on the New York Stock Exchange on such date of $88.57 per share and on the par value of the registrant's Class B common stock, par value $0.01 per share.
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 18, 2020 was 40,641,068. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 18, 2020 was 59 (excluding 41 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2020 annual meeting of stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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
Overview
Evercore is the leading independent investment banking advisory firm in the world based on the dollar volume of announced worldwide merger and acquisition ("M&A") transactions on which we have advised in 2019. When we use the term "independent investment banking advisory firm," we mean an investment banking firm that directly, or through its affiliates, does not engage in commercial banking or significant proprietary trading activities. We were founded on the belief that there is an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product capital intensive financial institutions. We believe that maintaining standards of excellence and integrity in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build—in the employees we choose and in the projects we undertake—an organization dedicated to the highest caliber of professionalism and integrity.
We operate globally through two business segments:

•	Investment Banking; and

•	Investment Management.
Investment Banking
Our Investment Banking segment includes our global advisory business through which we deliver strategic corporate advisory, capital markets advisory and institutional equities services. In 2019, our Investment Banking segment generated $1.933 billion, or 97% of our revenues, excluding Other Revenue, net, ($2.015 billion, or 98%, in 2018 and $1.576 billion, or 96%, in 2017) and earned 661 fees from Advisory clients.
At December 31, 2019, our strategic corporate advisory and capital markets advisory businesses had 112 Senior Managing Directors with expertise and client relationships in a wide variety of industry sectors and broad geographic reach.

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

Institutional Equities
At Evercore ISI, our experienced research, sales and trading professionals deliver superior client service on a content-led platform, striving to be the best independent equity research resource to support our clients' overall money management needs. At December 31, 2019, Evercore ISI had 42 senior research and distribution professionals.

•	Research. Evercore ISI was recognized as the top ranked independent firm by Institutional Investor in 2019. We also ranked #2 on a weighted basis and #4 in overall positions.

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
Investment Management
Our Investment Management segment includes wealth management and trust services through Evercore Wealth Management L.L.C. ("EWM") and investment management services in Mexico through Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), as well as private equity through investments in entities that manage private equity funds. In 2019, our Investment Management segment generated revenue of $50.6 million, or 3% of our revenues, excluding Other Revenue, net ($48.2 million, or 2%, in 2018 and $59.6 million, or 4%, in 2017).

•
Evercore Wealth and Trust. Evercore's U.S.-based Evercore Wealth Management serves high-net-worth individuals, foundations and endowments. Clients at EWM and our affiliated trust company, Evercore Trust Company, N.A. ("ETC"), work directly with dedicated teams of independent thinkers to manage complex wealth and focus on delivering tangible results. As of December 31, 2019, EWM had $9.1 billion of assets under management ("AUM").

•
Evercore Casa de Bolsa. Evercore Casa de Bolsa is a Mexico-based asset management firm that provides specialized advice and portfolio management services focused on international, peso-denominated money market, fixed income and equity securities for institutional investors and high-net-worth individuals. ECB also focuses on raising capital in national and international markets for companies and entities with high growth potential. As of December 31, 2019, ECB had $1.6 billion of AUM.

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

–
Trilantic. While we do not intend to raise any Evercore-sponsored funds, we maintain a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners ("Trilantic"). In connection with the issuance of certain limited partnership interests in Trilantic, we became a limited partner of Trilantic and are entitled to receive 10% of the aggregate amount of carried interest with respect to all of the portfolio investments made by Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV"), up to $15.0 million. As part of the strategic alliance, we committed $5.0 million of the total capital commitments of Trilantic Capital Partners V L.P. ("Trilantic V") and $12.0 million of the total capital commitments of Trilantic Capital Partners VI (North America) L.P. ("Trilantic VI"). We and our affiliates are passive investors and do not participate in the management of any Trilantic sponsored funds. We previously raised and managed Evercore-sponsored funds, but do not currently have specific plans to continue to do so.

•	The Investment Management segment also includes the results of the following business that was deconsolidated prior to December 31, 2019:

–	On October 18, 2017, we sold the Institutional Trust and Independent Fiduciary business of ETC. Following the sale, the remaining operations of ETC were combined within the EWM operating segment.
Our Strategies for Growth
We expect to deploy the majority of our capital to continue to grow our Investment Banking businesses. We intend to continue to grow and diversify our businesses, and to further enhance our profile and competitive position, through the following strategies:

•
Add and Promote Highly Qualified Investment Banking Professionals. We hired seven new Senior Managing Directors in 2019, expanding our capabilities in the U.S. and Europe and increasing our presence in Industrials and Consumer/Retail and expanding our equity research capabilities. Of equal importance, following our long-term strategy of developing internal talent, we also promoted seven internal candidates to Senior Managing Director in our Advisory business in 2019 and intend to continue to promote our most talented professionals in the future. We intend to continue to recruit and promote high-caliber strategic corporate, strategic and capital markets advisory, as well as equity research, professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, and to extend our reach to sectors or new business lines and geographies that we have identified as particularly attractive. On occasion, these additions may result from the acquisition of boutique independent advisory firms with leading professionals in a market or sector.

•
Achieve Organic Growth and Improved Profitability in Investment Management. We are focused on managing our current Investment Management business effectively. We also continue to selectively evaluate opportunities to expand Wealth Management.

People
As of December 31, 2019, we employed approximately 1,900 people worldwide. None of our employees are subject to any collective bargaining agreements, and we believe we have good relations with our employees.
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
In the first quarter of 2020, we completed a review of our operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position ourself for future growth. This review, which began in the fourth quarter of 2019, will generate reductions of approximately 6% of our headcount. We believe these actions will best position us to continue to grow and to capitalize on the significant opportunities in the future, to provide clients with the highest quality of independent advice and to deliver value to our shareholders.
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
Evercore's investment banking competitors can be categorized into three main groups: (1) large universal banks and bulge bracket firms such as Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS, (2) independent advisory firms such as Lazard and Rothschild and (3) boutiques, such as Centerview, Greenhill, Houlihan Lokey, Moelis, Perella Weinberg and PJT Partners, among others. We believe, and our clients have informed us, that firms that also engage in acquisition financing, significant proprietary trading in clients' securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since Evercore is able to avoid potential conflicts associated with these types of activities, we believe that Evercore is better able to develop trusted and long-term relationships with its clients than those of its competitors, which provide such services. In addition, we have a larger global presence and deeper sector expertise than many of the boutiques. Evercore ISI's business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.
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
Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and in the other jurisdictions where we operate. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. ("EGL"), a wholly-owned subsidiary of ours through which we conduct our U.S. investment banking business, is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority ("FINRA") and is registered as a broker-dealer in various states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. The SEC, FINRA, and other regulators in various jurisdictions impose both conduct-based and disclosure-based requirements with respect to our business. State securities regulators also have regulatory or oversight authority over EGL. Our Private Funds Group is also impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds.
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
United Kingdom
Authorization by the Financial Conduct Authority ("FCA"). The FCA is responsible for regulating Evercore Partners International LLP ("Evercore U.K.") and Evercore ISI International Limited ("Evercore ISI U.K."), the London vehicle of Evercore ISI. The Financial Services and Markets Act 2000 ("FSMA") is the basis for the United Kingdom's ("U.K.") financial services regulatory regime. FSMA is supported by secondary legislation and other rules made under FSMA, including the FCA Handbook of Rules and Guidance. A key FSMA provision is section 19, which contains a "general prohibition" against any person carrying on a "regulated activity" (or purporting to do so) in the U.K., unless he is an authorized or exempt person. It is a criminal offense to breach this general prohibition and certain agreements made in breach may not be enforceable. The "regulated activities" are set out in the FSMA (Regulated Activities) Order 2001 (as amended). Evercore U.K. is authorized to carry out regulated activities including: advising on investments, arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. Evercore ISI U.K. is also authorized to carry out these activities. As U.K. authorized persons, Evercore U.K. and Evercore ISI U.K. are subject to the FCA's high-level principles for businesses, conduct of business obligations and organizational requirements. The FCA has extensive powers to supervise and intervene in the affairs of the firms. It can take a range of disciplinary enforcement actions, including public censure, restitution, fines or sanctions and the award of compensation.
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
Anti-Money Laundering, Counter-Terrorist Financing and Anti-Bribery. The Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (the "Money Laundering Regulations") came into force on June 26, 2017 and implemented the Fourth EU Money Laundering Directive ("MLD 4"). MLD 4 is designed to reinforce the efficacy of EU law in countering money laundering and terrorist financing and to ensure that the EU framework is aligned with the International Standards on Combating Money Laundering and the Financing of Terrorism and Proliferation adopted by the Financial Action Task Force in 2012. The Money Laundering Regulations impose numerous obligations on Evercore U.K. and Evercore ISI U.K. (and other "relevant persons"), including, among other things, obligations to take appropriate steps to assess the risks of money laundering and terrorist financing to which the business is subject and to maintain policies, controls and procedures to mitigate and manage the risks identified in the risk assessment. The Fifth EU Money Laundering Directive ("MLD 5") came into force on July 9, 2018. It amends MLD 4, and must be transposed by member states by January 10, 2020. In the U.K., it has been implemented through the Money Laundering and Terrorist Financing (Amendment) Regulations 2019. The objectives of MLD 5 include, among other things, extending the scope of MLD 4 to include a broader range of market participants (including cryptoasset exchanges and custodian wallet providers), amending customer due diligence requirements for client relationships (including the circumstances in which enhanced due diligence is required) and for transactions involving high risk countries and improved access to beneficial ownership for customer due diligence information.
The Proceeds of Crime Act 2002 and the Terrorism Act 2000 also contain a number of offenses in relation to money laundering and terrorist financing, respectively. Evercore U.K., Evercore ISI U.K. (and potentially other Evercore entities with a 'close connection' to the U.K.) are also subject to the U.K. Bribery Act 2010, which came into force on July 1, 2011. It provides for criminal penalties for bribery of, or receipt of a bribe from, public officials, corporations and individuals, as well as for the failure of an organization to prevent a person with whom it is associated from providing bribes for the organization's benefit.
Regulatory Framework in the European Union. Both Evercore U.K. and Evercore ISI U.K. have obtained the appropriate European investment services passport rights to provide cross-border services into a number of other members of the European Economic Area ("EEA"). Evercore U.K. has also obtained a passport to provide specific investment services from a Spanish branch. These "passports" derive from the pan-European regime established by the recast EU Markets in Financial Instruments Directive ("MiFID II"), which along with the Markets in Financial Instruments Regulation ("MiFIR"), regulates the provision of investment services and activities throughout the EEA. MiFID II provides investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch to clients located in other EEA member states (known as "host member states") on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This practice is known as "passporting." See "Germany" for more information.
MiFID II and MiFIR set out a number of investor protection and conduct of business rules, including strict restrictions on investment firms making or receiving so-called "inducements" including research published by broker-dealers, such as EGL and Evercore ISI U.K. MiFID II and MiFIR also set out a harmonized regime for access by non-European firms to the EU investment services market. These place some limits on the ability of Evercore entities outside of Europe to provide investment services within Europe.

Germany
In Germany, our subsidiary, Evercore GmbH ("Evercore Germany"), is licensed by the German Federal Financial Supervisory Authority ("BaFin") to conduct certain corporate finance and related activities in Germany and pursuant to cross-border/branch "passports" granted under applicable financial services laws, across the EU on a cross-border basis. Among other requirements, BaFin requires that Evercore Germany comply with capital, liquidity, governance and business conduct requirements, and has a range of supervisory and disciplinary powers which it is able to use in overseeing the activities of the firm.
Hong Kong
In Hong Kong, our subsidiary, Evercore Asia Limited ("Evercore Asia"), is licensed by the Securities and Futures Commission ("SFC") to conduct certain corporate finance activities and securities dealing and advising activities that are related to corporate finance. The compliance requirements of the SFC include, among other things, paid-up share capital, liquid capital and conduct of business requirements. The directors and certain officers, employees and other persons affiliated with Evercore Asia are also subject to SFC licensing and/or compliance requirements.
Singapore
In Singapore, Evercore Asia (Singapore) Pte. Ltd. maintains a Capital Market Services license issued by the Monetary Authority of Singapore ("MAS") for dealing in capital markets products that are securities and collective investment schemes and advising on corporate finance. The compliance requirements of MAS include conduct of business requirements and rules relating to client assets, among other things.
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
As a financial services firm, our businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, terrorism, pandemic, political uncertainty, uncertainty in the U.S. federal fiscal or monetary policy and the fiscal and monetary policy of foreign governments and the timing and nature of regulatory reform. Unfavorable market or economic conditions, as well as volatility in the financial markets can materially reduce the demand for our services and present new challenges.
Revenue generated by our Investment Banking business is related to the volume and value of the transactions in which we are involved. The majority of our bankers are focused on covering clients in the context of providing M&A services and those activities generate a substantial portion of our revenues. During periods of unfavorable market and economic conditions, our operating results may be adversely affected by a decrease in the volume and value of M&A transactions and increasing price competition among financial services companies seeking advisory engagements. Our clients engaging in M&A transactions often rely on access to the credit and/or capital markets to finance their transactions. The uncertainty of available credit and the volatility of the capital markets and the fact that we do not provide financing or otherwise commit capital to clients can adversely affect the size, volume, timing and ability of such clients to successfully complete M&A transactions and adversely affect our Investment Banking business. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to reduce our variable costs without reducing revenue or within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions.
We also seek to generate greater business from our restructuring and capital advisory services and our Evercore ISI business. However, it is unlikely that we will be able to offset lower revenues in their entirety from a decline in our M&A activities with revenues generated from restructuring and capital advisory services or from our Evercore ISI business. Our restructuring services, which provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers, our capital advisory services, which provide corporations and financial sponsors with advice relating to a broad array of financing issues, and our Evercore ISI business, which provides equity research and agency securities trading for institutional investors, are intentionally smaller than our M&A advisory business and we expect that they will remain that way for the foreseeable future.
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
Our senior professionals team's expertise, skill, reputation and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking business, including Advisory and Evercore ISI, is dependent on our senior Investment Banking professionals and on a small number of senior research analysts, traders and executives. In addition, EWM is dependent on a small number of senior portfolio managers and executives. Further, the operations and performance of ABS and Atalanta Sosnoff are dependent on a small number of senior executives. Our professionals possess substantial experience and expertise and strong client relationships. However, they are not obligated to remain employed with us and the market for qualified professionals is highly competitive. If any of these personnel were to retire, join an existing competitor, form a competing company or otherwise leave us, it could jeopardize our relationships with clients and result in the loss of client engagements and revenues, which may be material.
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

If we are unable to successfully identify, hire and retain productive individuals, we may not be able to implement our growth strategy successfully.
Our growth strategy is based, in part, on our ability to attract and retain highly skilled and profitable senior professionals across all of our businesses. Due to competition from other firms, we may face difficulties in recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors may be able to offer more attractive compensation packages or broader career opportunities. Additionally, it may take more than one year for us to determine whether new advisory professionals will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development aimed at developing this new talent. Further, we may not be able to retain our professionals, which could result in increased recruiting expenses or our recruiting professionals at higher compensation levels.
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
We earn a majority of our revenue from advisory engagements, and, in many cases, we are not paid until the successful consummation of the transactions. As a result, our Investment Banking revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target's business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, we often do not receive any advisory fees other than the reimbursement of certain out-of-pocket expenses, despite the fact that we have devoted considerable resources to these transactions. The loss of even one such mandate may have a significant effect on our near-term financial results. See "—A high percentage of our revenue is derived from a small number of Investment Banking clients, and the termination of any one advisory engagement could reduce our revenue and harm our operating results."

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
In addition, the U.S. regulators and enforcement agencies, including the U.S. Department of Justice and the SEC, continue to devote greater resources to the enforcement of the Foreign Corrupt Practices Act, anti-money laundering laws and anti-corruption laws, and the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance with anti-bribery, anti-money laundering, anti-corruption and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that any of our employees have violated these laws (or similar laws of other jurisdictions in which we do business) could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business, financial position or results of operations.

The financial services industry faces substantial litigation and regulatory risks, and we may face damage to our professional reputation and legal liability.
If there are allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether or not valid, may harm our reputation. Moreover, our role as advisor to our clients on important mergers and acquisitions or restructuring transactions often involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering fairness opinions in connection with mergers and other transactions.
Particularly in highly volatile markets, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against M&A financial advisors can be significant. Our business is also subject to regulation in the countries in which it operates. As this regulatory environment continues to change (in some cases potentially significantly) it is difficult to assess future litigation and regulatory risks. Regulatory changes make it harder for our clients to estimate future potential losses that may be incurred. Our M&A advisory activities may subject us to the risk of significant legal liability to our clients and third parties, including our clients' stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In addition, a portion of our advisory fees are obtained from restructuring clients, and often these clients do not have sufficient resources to indemnify us for costs and expenses associated with third-party subpoenas and direct claims, to the extent such claims are not barred as part of the reorganization process. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. These indemnities also are dependent on our client's capacity to pay the amounts claimed. As a result, we may incur significant legal expenses in defending against litigation. In our Investment Management business, we make investment decisions on behalf of our clients that could result in substantial losses. This also may subject us to the risk of legal liability or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or legal expenses incurred in defending against litigation could materially adversely affect our business, financial condition, operating results or liquidity or cause significant reputational harm to us, which could seriously harm our business.
We may face damage to our professional reputation if our services are not regarded as satisfactory or for other reasons.

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. Our reputation could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failures by us or our employees to comply with applicable laws, rules or regulations, errors in our public reports, perceptions of our environmental, social and governance practices or business selection, or the public announcement and potential publicity surrounding any of these events, even if inaccurate, satisfactorily addressed, or if no violation or wrongdoing actually occurred, could adversely impact our reputation, our relationships with clients, and our ability to negotiate joint ventures and strategic alliances, any of which could have an adverse effect on our financial condition and results of operations.
Extensive and evolving regulation of our businesses exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and limits our ability to engage in certain activities.
As a participant in the financial services industry, we are subject to extensive and evolving regulation by governmental and self-regulatory organizations in jurisdictions around the world, as described further under "Business - Regulation" above. For example, as a result of the financial crisis, the U.S. and other governments took unprecedented steps to try to stabilize the financial system, including various legislation and regulatory initiatives.
Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA, or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate the financial services industry. We may also be adversely affected by changes in the interpretation or enforcement of existing laws or regulations by these governmental authorities and self-regulatory organizations. For example, the current administration in the U.S. has repealed and modified, and in the future may ultimately repeal or modify, certain regulations adopted since the financial crisis. Uncertainty about the timing and scope of any changes to existing laws and rules or the implementation of new laws or rules by any regulatory authorities that regulate financial services firms or supervise financial markets, as well as the compliance costs associated with a new regulatory regime, may negatively impact our businesses in the short term, even if the long-term impact of any such changes are positive for our businesses. In addition, policies adopted by clients or prospective clients, which may exceed regulatory requirements, may result in additional compliance costs that materially affect our business. Because certain of our larger competitors are subject to regulations that do not affect us to the same extent, or at all, regulatory reforms may benefit them more than us, including by expanding their permitted activities, reducing their compliance costs or reducing restraints on compensation, any of which could enhance their ability to compete against us for advisory opportunities, for employees or otherwise, in a manner that negatively impacts our business.
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
The U.K.'s exit from the European Union could adversely impact our business and operations.
On January 31, 2020, the U.K. formally left the EU, following a referendum in June 2016 and notification of its intention to withdraw being filed on March 29, 2017. The U.K. and EU have entered into an implementation period, which is due to operate until December 31, 2020. During the implementation period, EU law will continue to apply in the U.K., and U.K. authorized firms (including Evercore U.K. and Evercore ISI U.K.) continue to be permitted to conduct regulated activities in the EU pursuant to cross-border / branch "passports" granted under applicable financial services laws.
The U.K. and EU have indicated in a Political Declaration that they intend to reach agreement on the future relationship between the U.K. and EU by the end of 2020. The U.K. government has indicated it does not intend to extend the implementation period.

In the absence of an agreement providing otherwise, the U.K.'s exit from the EU would cause our U.K. entities to lose the EU financial services passport licenses which allow them to operate on a cross-border and off-shore basis into all EU countries without obtaining regulatory approval outside of the U.K., which would materially adversely affect the manner in which our U.K. entities operate. The outcome of negotiations between the U.K. and the EU remain highly uncertain. More generally, the U.K.'s exit from the EU, together with the ongoing negotiations around the terms of any exit, will likely increase our legal, compliance and operational costs, could also adversely affect European and worldwide economic and market conditions, contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and European euro, and could introduce significant legal uncertainty and potentially divergent national laws and regulations. Our U.K. entities, Evercore U.K. and Evercore ISI U.K., primarily service European-domiciled or EU member clients, including in the U.K. Adverse conditions arising from a U.K. exit from the EU could adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise.
Given there remains significant uncertainty about the short and long term impact of the U.K.'s exit from the EU on the ability of our U.K. entities to conduct business on a cross-border basis into the EU, we are taking certain actions to prepare for the possibility of this ability being restricted immediately upon the U.K.'s exit. This includes, as noted above, the establishment of a new German subsidiary, Evercore Germany, through which regulated activities could be conducted in Germany and in other EU jurisdictions on a cross-border basis.
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
In addition, as we operate in a financial services industry, we are susceptible to attempts to gain unauthorized access of client, customer or other confidential information. We are also at risk for cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, which could result from an employee's, contractor's or other third party vendor's failure to follow data security procedures or as a result of actions by third parties, including actions by governments. Phishing attacks and email spoofing attacks are becoming more prevalent and are often used to obtain information to impersonate employees or clients in order to, among other things, direct fraudulent bank transfers or obtain valuable information. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability, and in turn materially adversely affect our business. Although cyber-attacks have not, to date, had a material impact on our operations, breaches of our, or third-party, network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to and disclose our proprietary information or our client's proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means, and could originate from a wide variety of sources, including state actors or other unknown third parties outside the firm. The increased use of mobile technologies heighten these and other operational risks.
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
As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. These laws and regulations are increasing in complexity and number. For example, the EU's General Data Protection Regulation ("GDPR"), which became effective on May 25, 2018 across all EU member states, brought a number of changes, including requiring companies to meet new and more stringent requirements regarding the handling of personal data. Failure to meet the GDPR requirements could, in serious cases, result in penalties of up to four percent of worldwide revenue. In the United States, California recently adopted the California Consumer Privacy Act, and other states are considering similar privacy legislation.
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
In addition, if we were to experience a disaster or other business continuity problem, such as a pandemic, other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, software, telecommunications, transaction processing and other related systems and operations, as well as those of third parties on whom we rely. In particular, we depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. As an example, a novel strain of coronavirus surfaced in Wuhan, China in December 2019, resulting in the extended shutdown of certain businesses in the region, and could, depending on future developments, adversely affect our operations. Although we have developed business continuity plans, a disaster or a disruption in the infrastructure that supports our businesses, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or a disruption that directly affects our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. The incidence and severity of disasters or other business continuity problems are unpredictable, and our inability to timely and successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.
We may not be able to generate sufficient cash to service all of our indebtedness.
Our ability to make scheduled payments on, or to refinance, our debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including the $170.0 million principal amount of the 2016 senior notes issued, (the "2016 Private Placement Notes") and the $175.0 million and £25.0 million principal amount of the 2019 senior notes issued, (the "2019 Private Placement Notes"), subject to semi-annual interest payments as well as principal payments beginning in 2021 and 2029, respectively. The final payments of all amounts outstanding, plus accrued interest, are due 2028, for the 2016 Private Placement Notes, and 2033, for the 2019 Private Placement Notes. See Note 14 for further information. If our cash flows and capital resources are insufficient to fund our debt service obligations, including the principal and semi-annual interest payments noted above, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Private Placement Notes and other contractual commitments.

Our clients may be unable to pay us for our services.
We face the risk that certain clients may not have sufficient financial resources to pay, or otherwise refuse to pay, our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may, from time to time, encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. Certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees.
Goodwill, other intangible assets, equity method investments and other investments represent a portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operation.
Goodwill, other intangible assets, equity method investments and other investments represent a portion of our assets. We assess these assets at least annually for impairment, however, we may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. The valuation of our reporting units, long-lived intangible assets, equity method investments or other investments requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, long-lived intangible assets, equity method investments or other investments, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill, long-lived intangible assets, equity method investments and other investments may be impaired in future periods.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could materially adversely affect our business.
We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we identify a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our shares.
A change in relevant income tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could result in an audit adjustment or revaluation of our net deferred tax assets that may cause our effective tax rate and tax liability to be higher than what is currently presented in the consolidated financial statements.
As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains and losses on long-term investments and depreciation. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to our facts and circumstances is sometimes open to interpretation. Management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities. However, the tax authorities could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. In addition, tax laws, regulations or treaties newly enacted or enacted in the future, or interpretations of the Tax Cuts and Jobs Act, or other tax laws, may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate.
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
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking clients for advisory services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Our Advisory and Underwriting services accounted for 88%, 88% and 84% of our revenues, excluding Other Revenue, net, in 2019, 2018 and 2017, respectively. We expect that we will continue to rely on Investment Banking fees from advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our Investment Banking advisory engagements or the market for advisory services would adversely affect our business.
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
Our top five Investment Banking clients accounted for 11%, 9% and 13% of our revenues, excluding Other Revenue, net, in 2019, 2018 and 2017, respectively. The composition of the group comprising our largest Investment Banking clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our Investment Banking Revenues. As a result, our operating results, financial condition and liquidity may be significantly affected by even one lost mandate or the failure of one advisory assignment to be completed. However, no single client accounted for more than 10% of our revenues, excluding Other Revenue, net, for the years ended December 31, 2019, 2018 and 2017.
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
We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be enforceable or available to us, for example, if the client is not financially able to satisfy its indemnification obligations in whole or part or the scope of the indemnity is not sufficient to protect us against financial or reputational losses arising from such liability. For example, we are currently involved in a securities law class action litigation where the issuer filed for Chapter 11 bankruptcy. See Note 20 for further information.
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
In 2019, we earned 26% of our Total Revenues, excluding Other Revenue, and 27% of our Investment Banking Revenues from clients located outside of the United States. Generally, we intend to grow our non-U.S. business, and this growth is critical to our overall success. Many of our larger clients for our Investment Banking business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include, but are not limited to, the following:

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

•
disasters or other business continuity problems, such as pandemics (including the spread of the coronavirus), other man-made or natural disaster or disruption involving electronic communications or other services;

•	international trade issues; and

•	the U.K.'s exit from the EU.
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
Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenues in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Generally, we do not enter into any transactions to hedge our exposure to foreign exchange fluctuations in our foreign subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and, as a result, our investment advisory fees. On occasion, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of December 31, 2019.
Adverse economic conditions and political events in Mexico may result in disruptions to our business operations and adversely affect our revenue.
Our Mexican affiliates have all of their assets located in Mexico and most of their revenue derived from operations in Mexico. As a financial services firm, our businesses in Mexico are materially affected by Mexico's financial markets and economic conditions. For example, a lack of liquidity in Mexican government bonds could have a material adverse effect on our Mexico businesses. Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. Mexico has had, and may continue to have, high real and nominal interest rates. In addition, the Mexican government exercises significant influence over many aspects of the Mexican economy; therefore, political events in Mexico, including a change in state and municipal political leadership, may result in disruptions to our business operations and adversely affect its revenue. Any action by the government, including changes in the regulation of Mexico's financial sector, could have an adverse effect on the operations of our Mexican business, especially the asset management business.
Our Mexican business derives a portion of its revenue from advisory contracts with state and local governments in Mexico. The term limit system in Mexico may prevent us from maintaining relationships with our government clients beyond these periods. As elections take place, there is no guarantee that we will be able to remain as advisors for a new government, even if the new administration is of the same political party as the previous one.
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
Risks Related to Our Organizational Structure
We are required to pay some of our Senior Managing Directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we receive in connection with exchanges of Evercore LP partnership units ("LP Units") for shares and related transactions.
As of December 31, 2019, there were 2,552,531 vested Class A partnership units of Evercore LP ("Class A LP Units") held by some of our Senior Managing Directors that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
We have entered into a tax receivable agreement with some of our Senior Managing Directors that provides for the payment by us to these Senior Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Evercore LP attributable to our interest in Evercore LP, during the expected term of the tax receivable agreement, the payments that we may make to our Senior Managing Directors could be substantial. Recent changes in tax legislation may modify the amounts paid under the agreement. For example, the Tax Cuts and Jobs Act includes a permanent reduction in the federal corporate income tax rate from 35% to 21%, which reduced future amounts to be paid under the agreement with respect to tax years beginning in 2018. In addition, there are numerous other provisions which may also have an impact on the amount of tax to be paid. To the extent that there are future changes or modifications to the Tax Cuts and Jobs Act or other legislation that increases our federal corporate tax rate, our payment obligations under the tax receivable agreement could increase.
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
As of December 31, 2019, Evercore LP and its consolidated subsidiaries had approximately $470 million in cash and cash equivalents available for distribution without prior regulatory approval. Certain of the amounts held in regulated entities are subject to advance notification requirements to the relevant regulatory body prior to distribution, which could delay access to such capital.
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
Our Senior Managing Directors own shares of our Class A common stock and our Class B common stock. Our certificate of incorporation provides that the holders of the shares of our Class B common stock are entitled to a number of votes that is determined pursuant to a formula that relates to the number of LP Units held by such holders. Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit in Evercore LP held by such holder. Our Senior Managing Directors, and certain trusts benefiting their families, collectively have a significant portion of the voting power in Evercore Inc. As a result, our Senior Managing Directors have the ability to exercise influence over the election of the members of our board of directors and, therefore, influence over our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, they are able to exercise influence over the outcome of all matters requiring stockholder approval. This concentration of ownership could deprive our other Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
As of December 31, 2019, we had a total of 39,176,010 shares of our Class A common stock outstanding. In addition, our current and former Senior Managing Directors own an aggregate of 2,552,531 Class A LP Units, which were all fully vested as of December 31, 2019. Further, as of December 31, 2019, there were 2,742,842 vested Class E limited partnership units of Evercore LP ("Class E LP Units") and 581,978 vested and unvested Class J limited partnership units of Evercore LP ("Class J LP Units") outstanding, which convert into Class E LP Units. In addition, 400,000 unvested Class I-P units of Evercore LP ("Class I-P Units") which convert into Class I limited partnership units of Evercore LP ("Class I LP Units") based on the achievement of certain market and service conditions, and 283,992 unvested Class K-P units of Evercore LP ("Class K-P Units"), which convert into Class K limited partnership units of Evercore LP ("Class K LP Units") based on the achievement of certain defined benchmark results, were outstanding as of December 31, 2019. Our amended and restated certificate of incorporation allows the exchange of Class A, Class E, Class I and Class K LP Units (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors and certain other employees of the Company are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions.

As of February 18, 2020, we had a total of 46,967,003 shares of Class A common stock outstanding and units which were convertible, or potentially convertible, into Class A common stock. This is comprised of 40,641,068 shares of our Class A common stock outstanding, 2,552,531 Class A LP Units, 3,089,412 Class E LP Units, 400,000 Class I-P Units and 283,992 Class K-P Units.
Further, as part of annual bonuses and incentive compensation, we award restricted stock units ("RSUs") to employees, as well as to new hires. As of December 31, 2019, 6,022,320 RSUs issued pursuant to the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan") and the Amended and Restated 2006 Evercore Inc. Stock Incentive Plan were outstanding. Of these RSUs, 82,375 were fully vested and 5,939,945 were unvested. Each RSU represents the holder's right to receive one share of our Class A common stock following the applicable vesting date. Should we issue RSUs in excess of the amount remaining as authorized for issuance under the Evercore Inc. 2016 Stock Incentive Plan, these awards would be accounted for as liability awards, with changes in the fair value of these awards reflected as compensation expense until authorization is obtained.
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
Our principal offices are located in leased office space at 55 East 52nd Street, New York, New York, at 666 Fifth Avenue, New York, New York and at 1 and 15 Stanhope Gate in London, U.K. We do not own any real property.

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

Beginning on or about November 16, 2016, several putative securities class action complaints were filed against Adeptus Health Inc. ("Adeptus") and certain others, including EGL as underwriter, in connection with Adeptus’ June 2014 initial public offering and May 2015, July 2015, and June 2016 secondary public offerings. The cases were consolidated in the U.S. District Court for the Eastern District of Texas where a consolidated complaint was filed asserting, in part, that the offering materials issued in connection with the four public offerings violated the U.S. Securities Act of 1933 by containing alleged misstatements and omissions. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy and was subsequently removed as a defendant. On November 21, 2017, the plaintiffs filed a consolidated complaint, and the defendants filed motions to dismiss on February 5, 2018. On September 12, 2018, the defendants' motions to dismiss were granted as to the claims relating to the initial public offering and the May 2015 secondary public offering, but denied as to the claims relating to the July 2015 and June 2016 secondary public offerings. EGL underwrote approximately 293,250 shares of common stock in the July 2015 secondary public offering, representing an aggregate offering price of approximately $30.8 million, but did not underwrite any shares in the June 2016 secondary public offering. On September 25, 2018, the plaintiffs filed an amended complaint relating only to the July 2015 and June 2016 secondary public offerings. On December 7, 2018, the plaintiffs filed a motion for class certification, and the defendants filed briefs in opposition. On February 16, 2019, the plaintiffs filed a second amended complaint after having been granted leave to amend by the court. On March 4, 2019, the defendants filed a motion to dismiss as to the second amended complaint. On January 9, 2020, the Court granted preliminary approval of a settlement among the parties, including the underwriters, and scheduled a final hearing for May 20, 2020. The settlement amount attributed to the Company is not material to the Company.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol "EVR." At the close of business on February 18, 2020, there were 15 Class A common stockholders of record. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners.
There is no trading market for the Evercore Inc. Class B common stock. As of February 18, 2020, there were 59 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.58 per share of Class A common stock for the quarters ended December 31, 2019, September 30, 2019 and June 30, 2019, $0.50 per share for the quarters ended March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018 and $0.40 per share for the quarter ended March 31, 2018.
We pay dividend equivalents, in the form of unvested RSU awards or deferred cash dividends, concurrently with the payment of dividends to the holders of Class A common shares, on all unvested RSU grants awarded in conjunction with annual bonuses and new hire awards. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
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
Recent Sales of Unregistered Securities
None

Share Repurchases for the period January 1, 2019 through December 31, 2019

2019	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	272,004	$74.05	270,030	6,209,388
February 1 to February 28	912,817	89.29	—	6,209,388
March 1 to March 31	64,689	93.53	—	6,209,388
Total January 1 to March 31	1,249,510	$86.19	270,030	6,209,388

April 1 to April 30	17,782	$91.31	11,600	6,197,788
May 1 to May 31	1,070,004	85.12	1,061,586	5,136,202
June 1 to June 30	183,161	78.83	178,923	4,957,279
Total April 1 to June 30	1,270,947	$84.30	1,252,109	4,957,279

July 1 to July 31	4,829	$88.94	—	4,957,279
August 1 to August 31	362,128	78.95	355,764	4,601,515
September 1 to September 30	126,986	78.87	120,816	4,480,699
Total July 1 to September 30	493,943	$79.03	476,580	4,480,699

October 1 to October 31	369,609	$75.94	361,298	4,119,401
November 1 to November 30	10,699	74.92	—	4,119,401
December 1 to December 31	4,519	76.60	—	4,119,401
Total October 1 to December 31	384,827	$75.92	361,298	4,119,401

Total January 1 to December 31	3,399,227	$83.28	2,360,017	4,119,401

(1)
Includes the repurchase of 979,480, 18,838, 17,363 and 23,529 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively.

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

	2019	2018	2017	2016	2015

	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues
Investment Banking:(1)
Advisory Fees	$1,653,585	$1,743,473	$1,324,412	$1,096,829	$865,494
Underwriting Fees	89,681	71,691	45,827	36,264	40,137
Commissions and Related Fees	189,506	200,015	205,630	230,913	228,834
Asset Management and Administration Fees(1)	50,611	48,246	59,648	63,404	85,121
Other Revenue, Including Interest and Investments(1)	45,454	19,051	88,828	29,380	20,662
Total Revenues	2,028,837	2,082,476	1,724,345	1,456,790	1,240,248
Interest Expense	20,139	17,771	19,996	16,738	16,975
Net Revenues	2,008,698	2,064,705	1,704,349	1,440,052	1,223,273
Expenses
Operating Expenses	1,534,122	1,492,241	1,227,573	1,077,706	946,532
Other Expenses	36,865	30,387	47,965	101,172	148,071
Total Expenses	1,570,987	1,522,628	1,275,538	1,178,878	1,094,603
Income before Income from Equity Method Investments and Income Taxes	437,711	542,077	428,811	261,174	128,670
Income from Equity Method Investments	10,996	9,294	8,838	6,641	6,050
Income before Income Taxes	448,707	551,371	437,649	267,815	134,720
Provision for Income Taxes	95,046	108,520	258,442	119,303	77,030
Net Income	353,661	442,851	179,207	148,512	57,690
Net Income Attributable to Noncontrolling Interest	56,225	65,611	53,753	40,984	14,827
Net Income Attributable to Evercore Inc.	$297,436	$377,240	$125,454	$107,528	$42,863
Dividends Declared per Share	$2.24	$1.90	$1.42	$1.27	$1.15
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$6.89	$8.33	$2.80	$2.43	$0.98
STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$2,598,613	$2,125,667	$1,584,886	$1,662,346	$1,479,171
Long-term Liabilities	$803,710	$368,037	$324,466	$415,594	$363,906
Total Long-term Debt	$375,062	$168,612	$175,146	$184,647	$141,800
Total Liabilities	$1,472,363	$1,117,728	$788,518	$879,015	$771,955
Noncontrolling Interest	$256,534	$249,819	$252,404	$256,033	$202,664
Total Equity	$1,126,250	$1,007,939	$796,368	$783,331	$707,216

(1)	Certain balances in prior periods were reclassified to conform to their current presentation. See Note 2 to the Company's consolidated financial statements for further information.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Investment Management. Our Investment Management business includes operations related to the Wealth Management and Institutional Asset Management businesses and interests in private equity funds which we do not manage. Revenue sources primarily include management fees, which include fees earned from portfolio companies, fiduciary fees, consulting fees (through October 2017), performance fees (including carried interest) and gains (or losses) on our investments.
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
Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, the expense is generally amortized over the stated vesting period, subject to retirement eligibility. With respect to annual awards, our retirement eligibility criteria generally stipulates that if an employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, the employee is eligible for retirement. Beginning in 2019, we implemented additional retirement eligibility qualifying criteria, for awards issued in 2019 and after, that stipulates if an employee has at least 10 years of continuous service and is at least 60 years of age, the employee is also eligible for retirement. Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided they give the minimum advance notice, which is generally six months to one year.
We estimate forfeitures in the aggregate compensation cost to be amortized over the requisite service period of the awards. We periodically monitor our estimated forfeiture rate and adjust our assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative adjustment in the period of the change.
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 (the "2013 Long-term Incentive Plan") and January 1, 2017 (the "2017 Long-term Incentive Plan"). The 2013 Long-term Incentive Plan was paid in cash in installments in 2017, 2018 and the first quarter of 2019. The 2017 Long-term Incentive Plan is due to be paid, in cash or Class A Shares, at our discretion, in three equal installments in the first quarter of 2021, 2022 and 2023, subject to employment at the time of payment. These awards are subject to retirement eligibility requirements after the performance criteria has been achieved. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award.
From time to time, we also grant performance awards to certain individuals which include both performance and service based vesting requirements. See Note 19 to our consolidated financial statements for further information.

We believe that the ratio of Employee Compensation and Benefits Expense to Net Revenues is an important measure to assess the annual cost of compensation and provides a meaningful basis for comparison of compensation and benefits expense between present, historical and future years.
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
Other Expenses
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards – Includes amortization costs or the reversal of expenses associated with the vesting of Class E LP Units, Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests") and Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards.

•
Special Charges – Includes expenses in 2019 related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, the impairment of goodwill in our Institutional Asset Management reporting unit and separation and transition benefits for certain employees terminated as a result of the review of our operations. Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing our agency trading platform in the U.K. and separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York. Expenses in 2017 related to the impairment of goodwill in our Institutional Asset Management reporting unit, the impairment of our former equity method investment in G5 and the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC.

•
Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.

•
Fair Value of Contingent Consideration – Includes expense, or the reversal of expense, associated with changes in the fair value of contingent consideration issued to the sellers of certain of our acquisitions.

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
Noncontrolling Interest
We record noncontrolling interest relating to the ownership interests of certain of our current and former Senior Managing Directors and other officers and their estate planning vehicles in Evercore LP, as well as the portions of our operating subsidiaries not owned by Evercore. As described in Note 17 to our consolidated financial statements herein, Evercore Inc. is the sole general partner of Evercore LP and has a majority economic interest in Evercore LP. As a result, Evercore Inc. consolidates Evercore LP and records a noncontrolling interest for the economic interest in Evercore LP held by the limited partners.
We generally allocate net income or loss to participating noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits or losses to the controlling and noncontrolling interest holders, the net income or loss of these entities is allocated based on these special allocations.

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2019 and 2018. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, as well as the impact of the application of ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), on the year ended December 31, 2018, see the discussion in "Business Segments" below.
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

	For the Years Ended December 31,			Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017

	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees(1)	$1,653,585	$1,743,473	$1,324,412	(5%)	32%
Underwriting Fees(2)	89,681	71,691	45,827	25%	56%
Commissions and Related Fees	189,506	200,015	205,630	(5%)	(3%)
Asset Management and Administration Fees	50,611	48,246	59,648	5%	(19%)
Other Revenue, Including Interest and Investments(3)	45,454	19,051	88,828	139%	(79%)
Total Revenues	2,028,837	2,082,476	1,724,345	(3%)	21%
Interest Expense	20,139	17,771	19,996	13%	(11%)
Net Revenues	2,008,698	2,064,705	1,704,349	(3%)	21%
Expenses
Operating Expenses	1,534,122	1,492,241	1,227,573	3%	22%
Other Expenses	36,865	30,387	47,965	21%	(37%)
Total Expenses	1,570,987	1,522,628	1,275,538	3%	19%
Income Before Income from Equity Method Investments and Income Taxes	437,711	542,077	428,811	(19%)	26%
Income from Equity Method Investments	10,996	9,294	8,838	18%	5%
Income Before Income Taxes	448,707	551,371	437,649	(19%)	26%
Provision for Income Taxes	95,046	108,520	258,442	(12%)	(58%)
Net Income	353,661	442,851	179,207	(20%)	147%
Net Income Attributable to Noncontrolling Interest	56,225	65,611	53,753	(14%)	22%
Net Income Attributable to Evercore Inc.	$297,436	$377,240	$125,454	(21%)	201%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$6.89	$8.33	$2.80	(17%)	198%

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

(3)
Includes ($0.7) million of principal trading losses for the year ended December 31, 2017 and $2.0 million of net realized and unrealized gains on private equity investments for the year ended December 31, 2017, in order to conform to the current presentation.

2019 versus 2018
Net Income Attributable to Evercore Inc. was $297.4 million in 2019, a decrease of $79.8 million, or 21%, compared to $377.2 million in 2018. The changes in our operating results during these years are described below.
Net Revenues were $2.009 billion in 2019, a decrease of $56.0 million, or 3%, versus Net Revenues of $2.065 billion in 2018. Advisory Fees decreased 5%, Underwriting Fees increased 25% and Commissions and Related Fees decreased 5% compared to 2018. Asset Management and Administration Fees increased 5% compared to 2018. Other Revenue, Including Interest and Investments, increased 139% compared to 2018, which was primarily attributable to gains on the investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program. Interest Expense increased 13% compared to 2018, which was primarily attributable to interest expense on the private placement notes issued during 2019. See Note 14 to our consolidated financial statements for further information.
Total Operating Expenses were $1.534 billion in 2019, compared to $1.492 billion in 2018, an increase of $41.9 million, or 3%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.183 billion in 2019, an increase of $0.9 million versus expense of $1.182 billion in 2018. The increase was primarily due to increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires and increased amortization of share-based and other deferred compensation arrangements, partially offset by decreased annual cash bonus compensation expensed in 2019. See Note 19 to our consolidated financial statements for further information. Headcount increased 12% from December 31, 2018 to December 31, 2019. Non-compensation expenses as a component of Operating Expenses were $351.3 million in 2019, an increase of $41.1 million, or 13%, versus $310.2 million in 2018. Non-compensation operating expenses increased compared to 2018, primarily driven by increased headcount, increased occupancy costs, principally related to higher expenses associated with the expansion of our headquarters in New York, and increased costs related to technology initiatives, as well as increased bad debt expense. In addition, the increase in Non-compensation expenses versus last year also reflects an increase in client related expenses which are subject to reimbursement from clients currently and in future periods.
Total Other Expenses of $36.9 million in 2019 included compensation costs of $18.2 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $10.1 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, the impairment of goodwill in the Institutional Asset Management reporting unit and separation and transition benefits for certain employees terminated as a result of the review of our operations (see below for further information), Acquisition and Transition Costs of $1.0 million and intangible asset and other amortization of $7.5 million. Total Other Expenses of $30.4 million in 2018 included compensation costs of $15.2 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $5.0 million primarily related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K. and separation benefits and related charges associated with our businesses in Mexico, as well as acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, intangible asset and other amortization of $8.6 million, Acquisition and Transition Costs of $0.02 million and changes to the fair value of contingent consideration of $1.5 million.
In the first quarter of 2020, we completed a review of our operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position ourself for future growth. This review, which began in the fourth quarter of 2019, will generate reductions of approximately 6% of our headcount. In conjunction with the employment reductions, we expect to incur costs (including costs related to the acceleration of deferred compensation) of approximately $38 million, $2.9 million of which has been recorded in Special Charges in 2019. Our estimates are based on a number of assumptions. Actual results may differ materially and additional charges not currently expected may be incurred in connection with, or as a result of, these employment reductions.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59.8% for the year ended December 31, 2019, compared to 58.0% for the year ended December 31, 2018. Including separation and transition benefits expense of $2.9 million which is presented within Special Charges, the compensation ratio for the year ended December 31, 2019 was 59.9%.
Income from Equity Method Investments was $11.0 million in 2019, as compared to $9.3 million in 2018. The increase was primarily a result of an increase in earnings from ABS and Luminis.
The provision for income taxes in 2019 was $95.0 million, which reflected an effective tax rate of 21%. The provision for income taxes in 2018 was $108.5 million, which reflected an effective tax rate of 20%. The provision for income taxes for 2019 and 2018 reflects the net impact of the deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price of $12.2 million and $23.4 million, respectively, the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $56.2 million in 2019 compared to $65.6 million in 2018. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income allocated to noncontrolling interest of Evercore LP during 2019, as well as lower income allocated to noncontrolling interest of EWM and Private Capital Advisory L.P. during 2019, as a result of the purchases of additional EWM Class A Units and the remaining Private Capital Advisory L.P. Common Interests during 2019.
For a discussion of 2018 versus 2017, refer to "Results of Operations" in our Form 10-K for the year ended December 31, 2018.
Impairment of Assets
Goodwill
At November 30, 2019, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), we performed our annual Goodwill impairment assessment. We concluded that the fair value of our reporting units substantially exceeded their carrying values as of November 30, 2019, with the exception of our Institutional Asset Management reporting unit, which was less than its carrying value.
In determining the fair value of this reporting unit, we utilized a discounted cash flow methodology based on the adjusted cash flows from operations. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of approximately17%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a compound annual growth rate in revenues of 3%.
As a result of the above analysis, we determined that the fair value of the Institutional Asset Management reporting unit was less than its carrying value as of November 30, 2019. We recorded a goodwill impairment charge of $0.8 million in the Investment Management segment, which is included within Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2019. This charge resulted in a decrease of $0.5 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2019.
We entered into an agreement to sell the trust business of ECB (the "ECB Trust Business"), which is a part of our Investment Management segment. Completion of this transaction is expected to occur in 2020. As of December 31, 2019, the ECB Trust Business includes $0.5 million of goodwill, representing an allocation of goodwill based on the relative fair value of the business being sold to the total fair value of the Institutional Asset Management reporting unit.
In accordance with ASC 350, we performed an impairment assessment of the goodwill remaining in the Institutional Asset Management reporting unit following the classification of the ECB Trust Business as Held for Sale in December 2019. In determining the fair value of this reporting unit, we utilized a discounted cash flow methodology based on the adjusted cash flows from operations. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of approximately 17%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a compound annual growth rate in revenues of 3%.
As a result of the above analysis, we determined that the fair value of the remaining business in the Institutional Asset Management reporting unit was less than its carrying value. Accordingly, we recorded a goodwill impairment charge of $2.1 million in the Investment Management segment, which is included within Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2019. This charge resulted in a decrease of $1.4 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2019.
For a discussion of Impairment of Assets in 2017, refer to "Results of Operations" in our Form 10-K for the year ended December 31, 2018.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Years Ended December 31,			Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017

	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees(1)(2)	$1,653,585	$1,743,473	$1,324,412	(5%)	32%
Underwriting Fees(3)(4)	89,681	71,691	45,827	25%	56%
Commissions and Related Fees	189,506	200,015	205,630	(5%)	(3%)
Other Revenue, net(5)	19,023	(3,156)	58,399	NM	NM
Net Revenues	1,951,795	2,012,023	1,634,268	(3%)	23%
Expenses
Operating Expenses	1,485,477	1,448,301	1,175,927	3%	23%
Other Expenses(6)	33,618	30,366	35,810	11%	(15%)
Total Expenses	1,519,095	1,478,667	1,211,737	3%	22%
Operating Income	432,700	533,356	422,531	(19%)	26%
Income from Equity Method Investments(7)	916	518	277	77%	87%
Pre-Tax Income	$433,616	$533,874	$422,808	(19%)	26%

(1)
The application of ASC 606 resulted in advisory revenue of $3.4 million being recognized in 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the first quarter of 2019 under the legacy accounting standard.

(2)	Includes client related expenses of $32.2 million, $31.5 million and $27.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)
The application of ASC 606 resulted in client related expenses for underwriting transactions being presented gross (previously presented net) in related revenues and expenses for the year ended December 31, 2018. Underwriting Fees reflect revenues for client related expenses of $7.2 million and $4.7 million for the years ended December 31, 2019 and 2018, respectively.

(4)	Includes expenses associated with revenue sharing engagements with third parties of $1.1 million for the year ended December 31, 2017.

(5)
Includes interest expense on the Notes Payable, subordinated borrowings and lines of credit of $12.9 million, $9.2 million and $10.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and includes an estimated gain of $77.5 million related to a reduction in the liability for amounts due pursuant to the tax receivable agreement and a loss of $16.3 million related to the release of cumulative foreign exchange losses resulting from the restructuring of our former equity method investment in G5 for the year ended December 31, 2017. Also includes ($0.7) million of principal training losses that were previously included in Investment Banking Revenue for the year ended December 31, 2017 to conform to the current presentation.

(6)	Includes an impairment charge related to our former equity method investment in G5 of $14.4 million for the year ended December 31, 2017.

(7)	Equity in Luminis and G5 - Advisory (through December 31, 2017, the date we exchanged all of our outstanding equity interests for debentures of G5) is classified as Income from Equity Method Investments.

For 2019, the dollar value of North American announced and completed M&A activity increased 11% and decreased 10%, respectively, compared to 2018, while the dollar value of Global announced and completed M&A activity decreased 2% and 13%, respectively, compared to 2018. The dollar value of North American and Global announced M&A activity between $1 - $5 billion decreased 17% and 13%, respectively, compared to 2018:

	For the Years Ended December 31,			Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$1,941	$1,745	$1,394	11%	25%
Value of North American M&A Deals Announced between $1 - $5 billion	$412	$497	$436	(17%)	14%
Value of North American M&A Deals Completed	$1,612	$1,792	$1,530	(10%)	17%
Value of Global M&A Deals Announced	$3,828	$3,888	$3,309	(2%)	17%
Value of Global M&A Deals Announced between $1 - $5 billion	$968	$1,107	$987	(13%)	12%
Value of Global M&A Deals Completed	$3,063	$3,540	$3,142	(13%)	13%
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	661	663	574	—%	16%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	328	345	255	(5%)	35%

* Source: Refinitiv January 3, 2020
** Includes revenue generating clients only from Advisory and Underwriting transactions
Investment Banking Results of Operations
2019 versus 2018
Net Investment Banking Revenues were $1.952 billion in 2019, compared to $2.012 billion in 2018, which represented a decrease of 3%. We earned 661 fees from Advisory clients in 2019, compared to 663 in 2018. We had 328 fees earned in excess of $1.0 million in 2019, compared to 345 in 2018, representing a 5% decrease. The decrease in revenues from 2018 primarily reflects a decrease of $89.9 million, or 5%, in Advisory Fees, reflecting the decrease in the number of total and large Advisory fees earned in 2019. Underwriting Fees increased $18.0 million, or 25%, compared to 2018. The increase in Underwriting Fees from 2018 primarily reflects an increase in both the volume of deals and the size of certain transactions versus the prior year. We participated in 71 underwriting transactions in 2019 (compared to 50 in 2018), 53 of which were as a bookrunner (compared to 35 in 2018). Commissions and Related Fees decreased $10.5 million, or 5%, compared to 2018, principally driven by the trend of institutional clients adjusting the level of payments for research services. Other Revenue, net, in 2019, was higher than 2018, primarily reflecting gains on the investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $1.485 billion in 2019, compared to $1.448 billion in 2018, an increase of $37.2 million, or 3%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.149 billion in 2019, compared to $1.151 billion in 2018, a decrease of $2.3 million. The decrease was primarily due to decreased annual cash bonus compensation expensed in 2019, partially offset by increased amortization of share-based and other deferred compensation arrangements, as well as increased compensation costs resulting from the expansion of our businesses, including costs associated with new senior hires. See Note 19 to our consolidated financial statements for further information. Non-compensation expenses, as a component of Operating Expenses, were $336.9 million in 2019, compared to $297.3 million in 2018, an increase of $39.6 million, or 13%. Non-compensation operating expenses increased from the prior year primarily driven by increased headcount within the business, increased occupancy costs, principally related to higher expenses associated with the expansion of our headquarters in New York, and increased costs related to technology initiatives, as well as increased bad debt expense. In addition, the increase in Non-compensation expenses versus last year also reflects an increase in client related expenses which are subject to reimbursement from clients currently and in future periods.

Other Expenses of $33.6 million in 2019 included compensation costs of $18.2 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $7.2 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and separation and transition benefits for certain employees terminated as a result of the review of our operations, Acquisition and Transition Costs of $0.7 million and intangible asset and other amortization of $7.5 million. Other Expenses of $30.4 million in 2018 included compensation costs of $15.2 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges of $5.0 million related to separation benefits and costs of terminating certain contracts associated with closing the agency trading platform in the U.K. and separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, intangible asset and other amortization of $8.6 million and changes to the fair value of contingent consideration of $1.5 million.
For a discussion of 2018 versus 2017, refer to "Results of Operations" in our Form 10-K for the year ended December 31, 2018.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$48,083	$44,875	$40,288	7%	11%
Institutional Asset Management	2,528	3,371	3,628	(25%)	(7%)
Disposed and Restructured Businesses(1)(2)	—	—	15,732	NM	NM
Asset Management and Administration Fees	50,611	48,246	59,648	5%	(19%)
Other Revenue, net(3)(4)	6,292	4,436	10,433	42%	(57%)
Net Revenues	56,903	52,682	70,081	8%	(25%)
Expenses
Operating Expenses	48,645	43,940	51,646	11%	(15%)
Other Expenses(5)	3,247	21	12,155	NM	(100%)
Total Expenses	51,892	43,961	63,801	18%	(31%)
Operating Income	5,011	8,721	6,280	(43%)	39%
Income from Equity Method Investments(6)	10,080	8,776	8,561	15%	3%
Pre-Tax Income	$15,091	$17,497	$14,841	(14%)	18%

(1)	Includes the Institutional Trust and Independent Fiduciary business of ETC, which was sold in the fourth quarter of 2017.

(2)	Includes client related expenses of $0.2 million for the year ended December 31, 2017.

(3)
$2.0 million of net realized and unrealized gains on private equity investments have been classified in Other Revenue, net, for the year ended December 31, 2017, to conform to the current presentation.

(4)	Includes a gain of $7.8 million related to the sale of the Institutional Trust and Independent Fiduciary business of ETC for the year ended December 31, 2017.

(5)
Includes impairment charges related to the impairment of goodwill in the Institutional Asset Management reporting unit of $2.9 million and $7.1 million for the years ended December 31, 2019 and 2017, respectively. Also includes $3.9 million related to the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC for the year ended December 31, 2017.

(6)	Equity in ABS, Atalanta Sosnoff and G5 - Wealth Management (through December 31, 2017) is classified as Income from Equity Method Investments.

Investment Management Results of Operations
Our Investment Management segment includes the following activities:

•
Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services and fiduciary consulting arrangements (through October 2017).

•	Institutional Asset Management – conducted through ECB. Fee-based revenues from ECB are primarily earned on a percentage of AUM.

•
Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI. In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of December 31, 2019, there was no previously distributed carried interest received from the funds that was subject to repayment.

•
We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

The Investment Management segment also includes the results of the following businesses that were deconsolidated or restructured prior to December 31, 2019:

•	On December 31, 2017, we exchanged all of our outstanding equity interests in G5 for debentures of G5. This investment is accounted for as a held-to-maturity security going forward.

•	On October 18, 2017, we sold the Institutional Trust and Independent Fiduciary business of ETC. Following the sale, the remaining operations of ETC were integrated into EWM.
Assets Under Management
AUM for our Investment Management businesses of $10.7 billion at December 31, 2019 increased compared to $9.1 billion at December 31, 2018. The amounts of AUM presented in the table below primarily reflect the assets which we manage. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820 "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 69% and 63% of Level I investments, 27% and 32% of Level II investments and 4% and 5% of Level III investments as of December 31, 2019 and 2018, respectively. Institutional Asset Management maintained 85% and 82% of Level I investments and 15% and 18% of Level II investments as of December 31, 2019 and 2018, respectively.
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

The following table summarizes AUM activity for the years ended December 31, 2019 and 2018:

	Wealth Management(1)	Institutional Asset Management	Total

	(dollars in millions)
Balance at December 31, 2017	$7,330	$1,633	$8,963
Inflows	1,208	1,536	2,744
Outflows	(759)	(1,657)	(2,416)
Market Appreciation (Depreciation)	(219)	63	(156)
Balance at December 31, 2018	$7,560	$1,575	$9,135
Inflows	1,056	1,057	2,113
Outflows	(826)	(1,158)	(1,984)
Market Appreciation	1,268	160	1,428
Balance at December 31, 2019	$9,058	$1,634	$10,692

Unconsolidated Affiliates - Balance at December 31, 2019:
Atalanta Sosnoff	$—	$6,734	$6,734
ABS	$—	$6,069	$6,069
(1) Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $319.8 million and $172.2 million as of December 31, 2019 and 2018, respectively.
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of December 31, 2019:

	Wealth Management	Institutional Asset Management
Equities	58%	32%
Fixed Income	26%	68%
Liquidity(1)	11%	—%
Alternatives	5%	—%
Total	100%	100%
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
In 2019, AUM for Wealth Management increased 20%, reflecting a 17% increase due to market appreciation and a 3% increase due to flows. Wealth Management outperformed the S&P 500 on a 1 and 3 year basis by approximately 7% and 3%, respectively, during the period. Wealth Management lagged the fixed income composite on a 1 and 3 year basis by approximately 40 basis points and 30 basis points, respectively. For the period, the S&P 500 was up approximately 31% and the fixed income composite was up approximately 6%.
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
In 2019, AUM for Institutional Asset Management increased 4%, reflecting a 10% increase due to market appreciation, partially offset by a 6% decrease due to flows. ECB's AUM market appreciation reflects favorable market volatility, as well as the impact of the fluctuation of foreign currency. ECB outperformed the equities index and outperformed the fixed income index on two of their three portfolios in 2019.
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
AUM from our unconsolidated affiliates increased 18% compared to December 31, 2018, related to positive performance in Atalanta Sosnoff and ABS.
2019 versus 2018
Net Investment Management Revenues were $56.9 million in 2019, compared to $52.7 million in 2018, which represented an increase of 8%. Asset Management and Administration Fees earned from the management of client portfolios increased 5% from 2018, primarily driven by an increase of $3.2 million in fees from Wealth Management clients, as associated AUM increased. Fee-based revenues included $0.2 million and $0.4 million of revenues from performance fees during 2019 and 2018, respectively. Income from Equity Method Investments increased from 2018, primarily as a result of an increase in earnings from our investment in ABS in 2019.
Operating Expenses were $48.6 million in 2019, compared to $43.9 million in 2018, an increase of $4.7 million, or 11%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $34.1 million in 2019, compared to $31.0 million in 2018, an increase of $3.1 million, or 10%. Non-compensation expenses, as a component of Operating Expenses, were $14.5 million in 2019, compared to $12.9 million in 2018, an increase of $1.6 million, or 12%.
Other Expenses of $3.2 million in 2019 included Special Charges of $2.9 million related to the impairment of goodwill in the Institutional Asset Management reporting unit and Acquisition and Transition Costs of $0.3 million. Other Expenses of $0.02 million in 2018 included Acquisition and Transition Costs.
For a discussion of 2018 versus 2017, refer to "Results of Operations" in our Form 10-K for the year ended December 31, 2018.

Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees, and the payment of operating expenses, including incentive compensation to our employees and interest expense on our repurchase agreements, Notes Payable, subordinated borrowings and lines of credit, and the payment of income taxes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to private funds capital raising being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year's results. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are generally funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to invest our cash in highly liquid securities or bank certificates of deposit, deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Years Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$353,661	$442,851	$179,207
Non-cash charges	414,852	334,335	359,084
Other operating activities	(263,816)	72,388	(31,055)
Operating activities	504,697	849,574	507,236
Investing activities	(373,471)	(212,566)	(54,641)
Financing activities	(290,009)	(452,927)	(419,230)
Effect of exchange rate changes	2,573	(1,370)	8,383
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(156,210)	182,711	41,748
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	800,096	617,385	575,637
End of Period	$643,886	$800,096	$617,385
2019. Cash, Cash Equivalents and Restricted Cash were $643.9 million at December 31, 2019, a decrease of $156.2 million versus Cash, Cash Equivalents and Restricted Cash of $800.1 million at December 31, 2018. Operating activities resulted in a net inflow of $504.7 million, primarily related to earnings. Cash of $373.5 million was used in investing activities primarily related to net purchases of investment securities and certificates of deposit and purchases of furniture, equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York. Financing activities during the period used cash of $290.0 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of dividends and distributions to noncontrolling interest holders, partially offset by the issuance of the 2019 Private Placement Notes. For further information see Note 14 to our consolidated financial statements.
2018. Cash, Cash Equivalents and Restricted Cash were $800.1 million at December 31, 2018, an increase of $182.7 million versus Cash, Cash Equivalents and Restricted Cash of $617.4 million at December 31, 2017. Operating activities resulted in a net inflow of $849.6 million, primarily related to earnings. Cash of $212.6 million was used in investing activities primarily related to purchases of furniture, equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York, and net purchases of investment securities and certificates of deposit. Financing activities during the period used cash of $452.9 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of dividends and distributions to noncontrolling interest holders.

For a discussion of 2017, refer to "Cash Flows" in our Form 10-K for the year ended December 31, 2018.
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
Changes in regulation, market structure or business activity arising from the U.K.'s implementation of its separation from the European Union may have a negative impact on our business operations in the U.K., and globally, over the intermediate term. We will continue to monitor and manage the potential implications of the separation, including assessing opportunities that may arise, as the potential impact on the U.K. and European economy becomes more evident.

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
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to offset the dilutive effect of equity awards granted as compensation (see Note 19 to our consolidated financial statements for further information.) The amount of cash required for these share repurchases is a function of the mix of equity and deferred cash compensation awarded for the annual bonus awards (see further discussion on deferred compensation under Other Commitments below). In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2019, we repurchased 2,360,017 Class A Shares, at an average cost per share of $80.69, for $190.4 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2019, we repurchased 1,039,210 Class A Shares, at an average cost per share of $89.15 for $92.7 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 3,399,227 Class A Shares repurchased during 2019, were acquired for aggregate purchase consideration of $283.1 million, at an average cost per share of $83.28.
On May 31, 2019, we purchased, at fair value, the remaining 10% of the Private Capital Advisory L.P. Common Interests for $28.4 million. On May 31, 2019, we purchased, at fair value, an additional 17% of the EWM Class A Units for $24.5 million (in cash of $21.8 million and the issuance of 31,383 Class A LP Units having a fair value of $2.7 million). On March 29, 2018, we purchased, at fair value, an additional 15% of the Private Capital Advisory L.P. Common Interests for $25.5 million. On March 3, 2017, we purchased, at fair value, an additional 13% of the Private Capital Advisory L.P. Common Interests for $7.1 million, and on December 11, 2017, we purchased, at fair value, an additional 1% of the Private Capital Advisory L.P. Common Interests for $1.4 million.
Private Placements
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A senior notes due 2021 (the "Series A Notes"), $67.0 million aggregate principal amount of our 5.23% Series B senior notes due 2023 (the "Series B Notes"), $48.0 million aggregate principal amount of our 5.48% Series C senior notes due 2026 (the "Series C Notes") and $17.0 million aggregate principal amount of our 5.58% Series D senior notes due 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to the 2016 Note Purchase Agreement (the "2016 Note Purchase Agreement") dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2019, we were in compliance with all of these covenants.

On August 1, 2019, we issued $175.0 million and £25.0 million of senior unsecured notes through private placement. These notes reflect a weighted average life of 12 years and a weighted average stated interest rate of 4.26%. These notes include: $75.0 million aggregate principal amount of our 4.34% Series E senior notes due 2029 (the "Series E Notes"), $60.0 million aggregate principal amount of our 4.44% Series F senior notes due 2031 (the "Series F Notes"), $40.0 million aggregate principal amount of our 4.54% Series G senior notes due 2033 (the "Series G Notes") and £25.0 million aggregate principal amount of our 3.33% Series H senior notes due 2033 (the "Series H Notes" and together with the Series E Notes, the Series F Notes and the Series G Notes, the "2019 Private Placement Notes"), each of which were issued pursuant to the 2019 Note Purchase Agreement (the "2019 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2019, we were in compliance with all of these covenants.
We intend to use the proceeds from the 2019 Private Placement Notes to fund investments in our business, including facilities and technology, and for other general corporate purposes.
Lines of Credit
On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of December 31, 2019. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30.0 million on this facility, which was repaid on March 2, 2018. On March 11, 2019, East drew down $30.0 million on this facility, which was repaid on May 3, 2019. On June 21, 2019, East amended this facility with PNC such that, among other things, the interest rate provisions were modified to LIBOR plus 125 basis points and the maturity date was extended to October 31, 2020 (as amended, the "Existing PNC Facility").
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20.0 million, to be used for working capital and other corporate activities. The facility is unsecured and matures on October 31, 2020, subject to an extension agreed to between East and PNC. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of December 31, 2019. Drawings under this facility bear interest at LIBOR plus 150 basis points. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of December 31, 2019.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $7.9 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
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

As of December 31, 2019, our commitment for contingent consideration related to an arrangement with the former employer of certain Real Estate Capital Advisory ("RECA") employees was fully paid. For further information see Notes 5 and 20 to our consolidated financial statements.
Pursuant to deferred compensation and deferred consideration arrangements, we are obligated to make cash payments in future periods. Further, we make investments to hedge the economic risk of the return on deferred compensation. For further information see Notes 8 and 19 to our consolidated financial statements.
Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 21 to our consolidated financial statements.
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York, and subsequently entered into an amendment to this lease agreement for additional office space, as well as extending our original commitment, on December 6, 2019. We expect to spend approximately $38.1 million, net of a tenant improvement allowance, to improve the premises under this lease over the next twelve months. For further information see Note 10 to our consolidated financial statements.
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.0 year, as of December 31, 2019, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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
As of December 31, 2019 and 2018, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	December 31,
	2019		2018
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)

	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$12,431		$22,349
Securities Purchased Under Agreements to Resell	13,566	$13,572	2,696	$2,701
Total Assets	$25,997		$25,045
Liabilities
Securities Sold Under Agreements to Repurchase	$(26,000)	$(25,992)	$(25,075)	$(25,099)
Net Liabilities	$(3)		$(30)
Risk Measures
VaR	$1		$6
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(1)		$(1)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$1		$1
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(dollars in thousands)
Operating Lease Obligations	$666,615	$44,276	$94,751	$60,173	$467,415
Tax Receivable Agreements	94,522	9,570	19,994	19,863	45,095
Notes Payable	519,690	19,871	70,587	93,404	335,828
Investment Banking Commitments(1)	913	682	231	—	—
Investment Management Commitments	13,767	13,767	—	—	—
Total	$1,295,507	$88,166	$185,563	$173,440	$848,338
(1) Excludes unvested deferred compensation commitments. See Note 19 to our consolidated financial statements for further information.
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York. Under the terms of the agreement, we committed to extend the lease term for our current space and add space on up to seven additional floors, three of which commenced as of the lease’s effective date. We anticipate we will take possession of the remainder of these floors over the next four years. On December 6, 2019, the lease was modified to add an additional floor and to extend the lease term for all current and prospective space to end on December 31, 2035. When all floors have commenced, we will have approximately 375,000 square feet of space at this location. For further information see Note 10 to our consolidated financial statements.
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $13.8 million and $15.2 million as of December 31, 2019 and 2018, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.
As of December 31, 2019, we fully paid our commitment for contingent consideration related to an arrangement with the former employer of certain RECA employees. For further information see Notes 5 and 20 to our consolidated financial statements.
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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of December 31, 2019, the fair value of our investments with these products, based on closing prices, was $67.0 million.
We estimate that a hypothetical 10% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $6.7 million for the year ended December 31, 2019.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $4.4 million for the year ended December 31, 2019.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe, Asia and Mexico, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our European, Asian and Latin American revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Mexican pesos, Brazilian real, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2019, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income within the Consolidated Statement of Comprehensive Income was $3.9 million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
In April 2019, we entered into three month futures contracts on a stock index fund with a notional amount of $14.8 million for $0.7 million, as an economic hedge against our deferred cash compensation program. These contracts settled in June 2019. In accordance with ASC 815 "Derivatives and Hedging", these contracts are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. In February 2020, we entered into four month futures contracts on a stock index fund with a notional amount of $38.9 million, as an economic hedge against our deferred cash compensation program. These contracts will settle in June 2020.

Credit Risks
We maintain cash and cash equivalents, as well as certificates of deposit, with financial institutions with high credit ratings. At times, we may maintain deposits in federally insured financial institutions in excess of federally insured ("FDIC") limits or enter into sweep arrangements where banks will periodically transfer a portion of our excess cash position to a money market fund. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institutions or investment vehicles in which those deposits are held.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and derive the estimate through specific identification for the allowance for doubtful accounts and an assessment of the client's creditworthiness. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of approximately $10.5 million, $3.4 million and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019 and 2018, total receivables recorded in Accounts Receivable amounted to $296.4 million and $309.1 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $63.6 million and $60.9 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2019, total contract assets recorded in Other Current Assets and Other Assets amounted to $31.5 million and $2.5 million, respectively. As of December 31, 2018, total contract assets recorded in Other Current Assets and Other Assets amounted to $2.8 million and $0.5 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2019, we had Investment Securities of $409.2 million, of which 84% were corporate and municipal securities and treasury bills and notes, primarily with S&P ratings ranging from AAA to BB+.
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
Revenue Recognition
We adopted ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), effective January 1, 2018 using the modified retrospective method of transition applied to contracts which were not completed as of January 1, 2018. ASU 2014-09 creates ASC 606, which provides a five step model to revenue recognition as follows:
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
In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, we may receive fixed retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter or over the course of the engagement, where the engagement letter will specify a future service period associated with those fees. We may also receive announcement fees upon announcement of a transaction in addition to success fees upon closing of a transaction or another defined outcome, both of which represent variable consideration. This variable consideration will be included in the transaction price, as defined, and recognized as revenue to the extent that it is probable that a significant reversal of revenue will not occur. When assessing probability, we apply careful analysis and judgment to the remaining factors necessary for completion of a transaction, including factors outside of our control. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms, to secure necessary board or shareholder approvals, to secure necessary financing, to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees are subject to approval of the court.
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
Valuation
The valuation of our investments in securities and of our financial investments in the funds we manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Effective January 1, 2008, we adopted ASC 820, which among other things requires enhanced disclosures about financial instruments carried at fair value. See Note 12 to the consolidated financial statements for further information. Level I investments include financial instruments owned and pledged as collateral and readily-marketable equity securities. Level II investments include our investments in corporate and municipal bonds and other debt securities.
We adopted ASC 825, "Financial Instruments", which permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We have not elected to apply the fair value option to any specific financial assets or liabilities.
Investment Securities
Investment Securities include investments in U.S. treasury securities, corporate, municipal and other debt securities and investments in readily-marketable equity securities, which are accounted for under ASC 320-10, "Investments - Debt Securities" and ASC 321-10, "Investments - Equity Securities" following the adoption of ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01") in January 2018. The securities are carried at fair value on the Consolidated Statements of Financial Condition; the debt securities are valued based on quoted prices that exist in the marketplace for similar issues and the equity securities are valued using quoted market prices on applicable exchanges or markets. Investment Securities transactions are recorded as of the trade date.
We invest in readily marketable debt and equity securities which are managed by EWM, as well as in a portfolio of exchange-traded funds and mutual funds as an economic hedge against our deferred cash compensation program. The debt securities are classified as available-for-sale and any unrealized gains and losses are recorded as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, and realized gains and losses on these securities are included in Other Revenue, Including Interest and Investments on the Consolidated Statements of Operations. Realized and unrealized gains and losses on the equity securities are recorded in Other Revenue, Including Interest and Investments, beginning on January 1, 2018, from the application of ASU 2016-01. EGL and other broker-dealers also invest in fixed income portfolios consisting primarily of U.S. treasury securities, municipal bonds and other debt securities, which are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities.
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
Equity and Other Deferred Compensation
We account for share-based payments in accordance with ASC 718, "Compensation – Stock Compensation" ("ASC 718"). We grant certain employees performance-based awards that vest upon the occurrence of performance criteria being achieved. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. Significant judgment is required in determining the probability that the performance criteria will be achieved. The fair value of these awards is amortized over the vesting period or requisite substantive service period, as required by ASC 718. See Note 19 to our consolidated financial statements for further information.

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
ASC 740 provides a benefit recognition model with a two-step approach consisting of "more-likely-than-not" recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. This standard also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 22 to our consolidated financial statements herein in regard to the impact of the adoption of this standard on the consolidated financial statements.
The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company's historic and projected future taxable income for its U.S. and foreign operations. In 2019 and 2018, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized. We also concluded that the net deferred tax assets of certain foreign subsidiaries required a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. See Note 22 to our consolidated financial statements for further information.
The Company estimates that Evercore Inc. must generate approximately $1 billion of future taxable income to realize the gross deferred tax asset balance, including the valuation allowance, of approximately $287 million. The deferred tax balance is expected to reverse primarily over a period ranging from 5 to 15 taxable years. The Company evaluated Evercore Inc.'s historical U.S. taxable income, which has averaged approximately $197 million per year over the past 7 years, as well as the anticipated taxable income of approximately $460 million in 2019, and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company can carry forward net operating losses indefinitely, but limited to 80% of taxable income for that year under the enactment of the Tax Cuts and Jobs Act on December 22, 2017.
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
We recorded impairment charges of $2.9 million for the year ended December 31, 2019 related to the goodwill in our Institutional Asset Management reporting unit, which resulted in a decrease of $1.9 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes). We concluded there was no impairment of intangible assets or equity method investments during the year ended December 31, 2019. See Note 5 to our consolidated financial statements for further information.
We concluded there was no impairment of goodwill, intangible assets or equity method investments during the year ended December 31, 2018.
We recorded an impairment charge of $14.4 million for the year ended December 31, 2017 related to our former equity method investment in G5. We also recorded a goodwill impairment charge of $7.1 million for the year ended December 31, 2017 related to the goodwill in our Institutional Asset Management reporting unit, which resulted in a decrease of $3.7 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes). We concluded there was no impairment of intangible assets or our other equity method investments during the year ended December 31, 2017. See Notes 5 and 11 to our consolidated financial statements for further information.
Recently Issued Accounting Standards
For a discussion of other recently issued accounting standards and their impact or potential impact on our consolidated financial statements, see Note 3 to our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Evercore Inc.
New York, New York

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Banking Advisory Revenue - Success Fees - Refer to Notes 2 and 4 to the consolidated financial statements
Critical Audit Matter Description
The Company recognizes advisory revenue that includes success fees for advisory services when the Company satisfies its performance obligation in an amount that reflects the final consideration the Company expects to receive in exchange for these services. The performance obligation for a success fee is satisfied upon transfer of control of promised services to customers. Success fees are considered variable consideration. This variable consideration will be included in the transaction price and recognized as revenue to the extent that it is probable that a significant reversal of revenue will not occur.
The Company applies careful analysis and judgment to the remaining factors necessary for completion of a transaction, including any factors outside of their control to determine whether it is probable a significant reversal of revenue will not occur. A transaction can fail to be completed for many reasons, which are outside of the Company’s control, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals, or due to adverse market conditions.
Given the considerations to determine whether a performance obligation has been satisfied and whether it is probable a significant reversal of revenue will not occur, performing audit procedures to evaluate such considerations involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue recognition of success fees for advisory services included the following, among others:

•	We tested the effectiveness of controls over recognizing success fees for advisory services, including those over the timing of recording revenue.

•	We selected a sample of transactions for which revenue was recognized as of December 31, 2019, and performed the following:

–	Evaluated whether the contracts have commercial substance and collectability is probable.

–	Evaluated whether all performance obligation(s) of the contract have been identified.

–	Evaluated if the transaction price is accurate, including the calculation of the consideration amount based on the terms of the contract.

–	Evaluated the Company’s allocation of the transaction price to the performance obligations.

–
Evaluated whether the Company recognized revenue in the appropriate period in applying judgment to the remaining factors necessary for completion of a transaction, including any factors outside of their control to determine whether it is probable a significant reversal of revenue will not occur.

•	We selected a sample of transactions that closed in subsequent periods and performed the following:

–
Evaluated whether all conditions to close have been met prior to the transaction closing, including (1) inquiry of management and members of the advisory deal teams and (2) examination of documentation surrounding the transaction, including board, shareholder, regulatory, or court approval and definitive financing terms.

–	Evaluated whether the Company recognized revenue in the correct period and whether it is probable a significant reversal of revenue will not occur.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 25, 2020
We have served as the Company’s auditor since 2003.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2019	2018
Assets
Current Assets
Cash and Cash Equivalents	$633,808	$790,590
Investment Securities and Certificates of Deposit	623,946	304,627
Financial Instruments Owned and Pledged as Collateral at Fair Value	12,431	22,349
Securities Purchased Under Agreements to Resell	13,566	2,696
Accounts Receivable (net of allowances of $7,881 and $6,037 at December 31, 2019 and 2018, respectively)	296,355	309,075
Receivable from Employees and Related Parties	22,416	23,836
Other Current Assets	87,900	28,444
Total Current Assets	1,690,422	1,481,617
Investments	89,490	90,644
Deferred Tax Assets	268,591	241,092
Operating Lease Right-of-Use Assets	199,988	—
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $117,387 and $89,494 at December 31, 2019 and 2018, respectively)	126,799	81,069
Goodwill	130,758	131,387
Intangible Assets (net of accumulated amortization of $7,292 and $41,217 at December 31, 2019 and 2018, respectively)	2,303	10,378
Other Assets	90,262	89,480
Total Assets	$2,598,613	$2,125,667
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$518,991	$602,122
Accounts Payable and Accrued Expenses	39,726	37,948
Securities Sold Under Agreements to Repurchase	26,000	25,075
Payable to Employees and Related Parties	31,703	31,894
Operating Lease Liabilities	33,316	—
Taxes Payable	3,400	33,621
Other Current Liabilities	15,517	19,031
Total Current Liabilities	668,653	749,691
Operating Lease Liabilities	217,251	—
Notes Payable	375,062	168,612
Amounts Due Pursuant to Tax Receivable Agreements	84,952	94,411
Other Long-term Liabilities	126,445	105,014
Total Liabilities	1,472,363	1,117,728
Commitments and Contingencies (Note 20)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 68,698,675 and 65,872,014 issued at December 31, 2019 and 2018, respectively, and 39,176,010 and 39,748,576 outstanding at December 31, 2019 and 2018, respectively)	687	659
Class B, par value $0.01 per share (1,000,000 shares authorized, 84 and 86 issued and outstanding at December 31, 2019 and 2018, respectively)	—	—
Additional Paid-In-Capital	2,016,524	1,818,100
Accumulated Other Comprehensive Income (Loss)	(27,596)	(30,434)
Retained Earnings	558,269	364,882
Treasury Stock at Cost (29,522,665 and 26,123,438 shares at December 31, 2019 and 2018, respectively)	(1,678,168)	(1,395,087)
Total Evercore Inc. Stockholders' Equity	869,716	758,120
Noncontrolling Interest	256,534	249,819
Total Equity	1,126,250	1,007,939
Total Liabilities and Equity	$2,598,613	$2,125,667

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Investment Banking:(1)
Advisory Fees	$1,653,585	$1,743,473	$1,324,412
Underwriting Fees	89,681	71,691	45,827
Commissions and Related Fees	189,506	200,015	205,630
Asset Management and Administration Fees(1)	50,611	48,246	59,648
Other Revenue, Including Interest and Investments(1)	45,454	19,051	88,828
Total Revenues	2,028,837	2,082,476	1,724,345
Interest Expense	20,139	17,771	19,996
Net Revenues	2,008,698	2,064,705	1,704,349
Expenses
Employee Compensation and Benefits	1,200,977	1,197,173	962,512
Occupancy and Equipment Rental	68,285	58,971	53,448
Professional Fees(1)	81,851	82,393	63,857
Travel and Related Expenses	75,395	68,754	64,179
Communications and Information Services	47,315	41,319	41,393
Depreciation and Amortization	31,023	27,054	24,819
Execution, Clearing and Custody Fees(1)	12,967	11,470	14,778
Special Charges	10,141	5,012	25,437
Acquisition and Transition Costs	1,013	21	1,673
Other Operating Expenses(1)	42,020	30,461	23,442
Total Expenses	1,570,987	1,522,628	1,275,538
Income Before Income from Equity Method Investments and Income Taxes	437,711	542,077	428,811
Income from Equity Method Investments	10,996	9,294	8,838
Income Before Income Taxes	448,707	551,371	437,649
Provision for Income Taxes	95,046	108,520	258,442
Net Income	353,661	442,851	179,207
Net Income Attributable to Noncontrolling Interest	56,225	65,611	53,753
Net Income Attributable to Evercore Inc.	$297,436	$377,240	$125,454
Net Income Attributable to Evercore Inc. Common Shareholders	$297,436	$377,240	$125,454
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,994	40,595	39,641
Diluted	43,194	45,279	44,826
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$7.44	$9.29	$3.16
Diluted	$6.89	$8.33	$2.80

(1)	Certain balances in prior periods were reclassified to conform to their current presentation. See Note 2 for further information.

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net Income	$353,661	$442,851	$179,207
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(564)	(275)	381
Foreign Currency Translation Adjustment Gain (Loss), net	3,915	(1,180)	21,679
Other Comprehensive Income (Loss)	3,351	(1,455)	22,060
Comprehensive Income	357,012	441,396	201,267
Comprehensive Income Attributable to Noncontrolling Interest	56,738	65,408	57,128
Comprehensive Income Attributable to Evercore Inc.	$300,274	$375,988	$144,139

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2016	58,292,567	$582	$1,368,122	$(50,096)	$20,343	(19,101,711)	$(811,653)	$256,033	$783,331
Net Income	—	—	—	—	125,454	—	—	53,753	179,207
Other Comprehensive Income	—	—	—	18,685	—	—	—	3,375	22,060
Treasury Stock Purchases	—	—	—	—	—	(3,916,039)	(293,753)	—	(293,753)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,212,641	12	84,214	—	—	—	—	(47,263)	36,963
Equity-based Compensation Awards	2,614,696	27	156,826	—	—	—	—	14,922	171,775
Dividends	—	—	—	—	(66,336)	—	—	—	(66,336)
Noncontrolling Interest (Note 17)	—	—	(8,463)	—	—	—	—	(28,416)	(36,879)
Balance at December 31, 2017	62,119,904	621	1,600,699	(31,411)	79,461	(23,017,750)	(1,105,406)	252,404	796,368
Cumulative Effect of Accounting Change (1)	—	—	—	2,229	(2,229)	—	—	—	—
Net Income	—	—	—	—	377,240	—	—	65,611	442,851
Other Comprehensive Income (Loss)	—	—	—	(1,252)	—	—	—	(203)	(1,455)
Treasury Stock Purchases	—	—	—	—	—	(3,105,688)	(289,681)	—	(289,681)
Evercore LP Units Purchased or Converted into Class A Common Stock	1,181,669	12	70,550	—	—	—	—	(46,594)	23,968
Equity-based Compensation Awards	2,570,441	26	172,309	—	—	—	—	19,860	192,195
Dividends	—	—	—	—	(89,590)	—	—	—	(89,590)
Noncontrolling Interest (Note 17)	—	—	(25,458)	—	—	—	—	(41,259)	(66,717)
Balance at December 31, 2018	65,872,014	659	1,818,100	(30,434)	364,882	(26,123,438)	(1,395,087)	249,819	1,007,939
Net Income	—	—	—	—	297,436	—	—	56,225	353,661
Other Comprehensive Income	—	—	—	2,838	—	—	—	513	3,351
Treasury Stock Purchases	—	—	—	—	—	(3,399,227)	(283,081)	—	(283,081)
Evercore LP Units Converted into Class A Common Stock	353,383	3	32,964	—	—	—	—	(15,142)	17,825
Equity-based Compensation Awards	2,473,278	25	206,942	—	—	—	—	27,890	234,857
Dividends	—	—	—	—	(104,049)	—	—	—	(104,049)
Noncontrolling Interest (Note 17)	—	—	(41,482)	—	—	—	—	(62,771)	(104,253)
Balance at December 31, 2019	68,698,675	$687	$2,016,524	$(27,596)	$558,269	(29,522,665)	$(1,678,168)	$256,534	$1,126,250

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

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net Income	$353,661	$442,851	$179,207
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(13,750)	10,718	(32)
Equity Method Investments	403	1,352	(513)
Equity-Based and Other Deferred Compensation	360,341	293,507	230,268
Impairment of Goodwill and Equity Method Investments	2,921	—	21,507
Gain on Sale of Institutional Trust and Independent Fiduciary business of ETC	—	—	(7,808)
Noncash Lease Expense	29,259	—	—
Depreciation, Amortization and Accretion	35,730	29,374	26,032
Bad Debt Expense	10,451	3,365	2,579
Adjustment to Tax Receivable Agreement	—	—	(77,535)
Release of Cumulative Foreign Exchange Losses	—	—	16,266
Deferred Taxes	(10,503)	(3,981)	148,320
Decrease (Increase) in Operating Assets:
Investment Securities	(491)	(546)	865
Financial Instruments Owned and Pledged as Collateral at Fair Value	10,629	(2,961)	35
Securities Purchased Under Agreements to Resell	(10,541)	8,166	2,642
Accounts Receivable	5,241	(130,956)	47,120
Receivable from Employees and Related Parties	1,450	(6,849)	(2,188)
Other Assets	(58,962)	(21,830)	(10,982)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(180,767)	208,088	(25,892)
Accounts Payable and Accrued Expenses	(745)	5,496	1,149
Securities Sold Under Agreements to Repurchase	(115)	(5,183)	(2,701)
Payables to Employees and Related Parties	(599)	4,387	3,217
Taxes Payable	(30,221)	16,099	(10,849)
Other Liabilities	1,305	(1,523)	(33,471)
Net Cash Provided by Operating Activities	504,697	849,574	507,236
Cash Flows From Investing Activities
Investments Purchased	(3,843)	(95)	(997)
Distributions of Private Equity Investments	1,893	2,143	2,072
Investment Securities:
Proceeds from Sales and Maturities	510,151	191,779	45,642
Purchases	(698,995)	(336,596)	(40,995)
Maturity of Certificates of Deposit	100,000	63,527	—
Purchase of Certificates of Deposit	(211,861)	(100,000)	(63,417)
Purchase of Furniture, Equipment and Leasehold Improvements	(70,816)	(33,324)	(31,300)
Proceeds from Sale of Business	—	—	34,354
Net Cash Provided by (Used in) Investing Activities	(373,471)	(212,566)	(54,641)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	600	1,165	110
Distributions to Noncontrolling Interests	(54,706)	(41,413)	(36,374)
Payments Under Tax Receivable Agreement	(9,490)	(13,345)	(12,381)
Short-Term Borrowings	30,000	30,000	30,000
Repayment of Short-Term Borrowings	(30,000)	(30,000)	(30,000)
Repayment of Subordinated Borrowings	—	(6,799)	(9,751)
Issuance of Notes Payable	205,718	—	—
Debt Issuance Costs	(2,032)	—	—
Purchase of Treasury Stock and Noncontrolling Interests	(333,296)	(315,233)	(304,313)
Dividends	(96,803)	(77,302)	(56,521)
Net Cash Provided by (Used in) Financing Activities	(290,009)	(452,927)	(419,230)
Effect of Exchange Rate Changes on Cash	2,573	(1,370)	8,383
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(156,210)	182,711	41,748
Cash, Cash Equivalents and Restricted Cash-Beginning of Period	800,096	617,385	575,637
Cash, Cash Equivalents and Restricted Cash-End of Period	$643,886	$800,096	$617,385
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$16,405	$17,818	$19,471
Payments for Income Taxes	$155,478	$86,232	$128,689
Accrued Dividends	$14,642	$12,288	$9,815
Purchase of Noncontrolling Interest	$2,701	$—	$—
Settlement of Contingent Consideration	$—	$—	$10,780
Institutional Trust and Independent Fiduciary business of ETC Assets Deconsolidated	$—	$—	$81
Institutional Trust and Independent Fiduciary business of ETC Liabilities Deconsolidated	$—	$—	$1,489
Decrease in Goodwill from sale of Institutional Trust and Independent Fiduciary business of ETC	$—	$—	$28,442

See Notes to Consolidated Financial Statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

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
The Investment Management segment includes the wealth management business through which the Company provides investment advisory, wealth management and fiduciary services for high-net-worth individuals and associated entities, the institutional asset management business through which the Company, directly and through affiliates, manages financial assets for sophisticated institutional investors and the private equity business, which holds interests in private equity funds which are not managed by the Company.
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
Evercore LP is a VIE and the Company is the primary beneficiary. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Condition in Note 25.
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan") and Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan and Evercore Beijing (as of January 1, 2019 for Evercore Japan and Evercore Beijing), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan and Evercore Beijing assets of $227,885 and liabilities of $129,494 at December 31, 2019 and Evercore ISI U.K. and Evercore U.K. assets of $190,223 and liabilities of $122,460 at December 31, 2018.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

At the time of the formation transaction, the members of Evercore LP (the "Members") received Class A limited partnership units of Evercore LP ("Class A LP Units") in consideration for their contribution of the various entities included in the historical combined financial statements of the Company. The Class A LP Units were subject to vesting requirements and transfer restrictions and are exchangeable on a one-for-one basis for shares of Class A common stock ("Class A Shares"). At December 31, 2013, all Class A LP Units were fully vested. On October 31, 2014, in conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI"), the Company issued vested and unvested Class E limited partnership units of Evercore LP ("Class E LP Units") and vested and unvested Class G and H limited partnership interests of Evercore LP ("Class G and H LP Interests"). At December 31, 2017, all Class E LP Units were fully vested and all of the Class G LP Interests either converted into Class E LP Units or were forfeited pursuant to their performance terms. In 2017, the Company exchanged all of the outstanding Class H LP Interests for a number of Class J limited partnership units of Evercore LP ("Class J LP Units"). In 2016, in conjunction with the appointment of the Executive Chairman, the Company issued unvested Class I-P Units of Evercore LP ("Class I-P Units"). The Class I-P Units are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), which are exchangeable on a one-for-one basis for Class A Shares. In 2017 and 2019, the Company issued unvested Class K-P Units of Evercore LP ("Class K-P Units"), which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), which are ultimately exchangeable on a one-for-one basis for Class A Shares. See Note 19 for further information. The Company accounts for exchanges of Evercore LP partnership units ("LP Units") for Class A Shares based on the carrying amounts of the Members' LP Units immediately before the exchange.
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
Advisory Fees – In general, advisory fees are paid at the time the Company signs an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive fixed retainer fees for financial advisory services concurrent with, or soon after, the execution of

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

the engagement letter or over the course of the engagement, where the engagement letter will specify a future service period associated with those fees. The Company may also receive announcement fees upon announcement of a transaction in addition to success fees upon closing of a transaction or another defined outcome, both of which represent variable consideration. This variable consideration will be included in the transaction price, as defined, and recognized as revenue to the extent that it is probable that a significant reversal of revenue will not occur. When assessing probability, the Company applies careful analysis and judgment to the remaining factors necessary for completion of a transaction, including factors outside of the Company's control. A transaction can fail to be completed for many reasons which are outside of the Company’s control, including failure of parties to agree upon final terms, to secure necessary board or shareholder approvals, to secure necessary financing, to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees are subject to approval of the court.
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
(amounts in thousands, except per share amounts, unless otherwise noted)

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
Other Revenue also includes income (losses) earned on investment securities, including our investment funds which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on the Company’s debt security investment in G5 Holdings S.A. ("G5"), as well as adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations, principal trading and realized and unrealized gains and losses on interests in Private Equity funds which are not managed by the Company.
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
Noncontrolling Interest – Noncontrolling interest recorded in the consolidated financial statements relates to the portions of the Company's subsidiaries not owned by the Company. The Company allocates net income to noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss for the entity to which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits (losses) to the controlling and noncontrolling interest holders, the net income or loss of these entities is allocated based on these special allocations.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

the components of Total Comprehensive Income between controlling interests and noncontrolling interests. Changes in a parent's ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions.
Fair Value of Financial Instruments – The majority of the Company's assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, investments, investment securities, financial instruments owned and pledged as collateral, repurchase and reverse repurchase agreements, receivables and payables and accruals. See Note 12 for further information.
Cash and Cash Equivalents – Cash and Cash Equivalents consist of short-term highly-liquid investments with original maturities of three months or less.
Investment Securities and Certificates of Deposit – During 2019, the Company renamed "Marketable Securities and Certificates of Deposit" to "Investment Securities and Certificates of Deposit" on the Consolidated Statements of Financial Condition.
Investment Securities include investments in U.S. Treasury securities, corporate, municipal and other debt securities and investments in readily-marketable equity securities, which are accounted for under ASC 320-10, "Investments - Debt Securities" and ASC 321-10, "Investments - Equity Securities," ("ASC 321-10") following the adoption of ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01") in January 2018. The securities are carried at fair value on the Consolidated Statements of Financial Condition; the debt securities are valued based on quoted prices that exist in the marketplace for similar issues and the equity securities are valued using quoted market prices on applicable exchanges or markets. Investment Securities transactions are recorded as of the trade date.

The Company invests in readily marketable debt and equity securities which are managed by Evercore Wealth Management L.L.C. ("EWM"), as well as in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company’s deferred cash compensation program. The debt securities are classified as available-for-sale and any unrealized gains and losses are recorded as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, and realized gains and losses on these securities are included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. Realized and unrealized gains and losses on the equity securities are recorded in Other Revenue, Including Interest and Investments, beginning on January 1, 2018, from the application of ASU 2016-01. EGL and other broker-dealers also invest in fixed income portfolios consisting primarily of U.S. Treasury securities, municipal bonds and other debt securities, which are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities. Certificates of Deposit consist of investments with certain banks with original maturities of six months or less when purchased.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

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
The Company assesses its equity method investments annually for impairment, or more frequently if circumstances indicate impairment may have occurred. See Note 11 for further information.
Private Equity – The investments in private equity funds consist primarily of investments in marketable and non-investment securities of the portfolio companies. The underlying investments held by the private equity funds are valued based on quoted market prices or estimated fair value if there is no public market. The fair value of non-investment securities is determined by giving consideration to a range of factors, including but not limited to, market conditions, operating performance (current and projected) and subsequent financing transactions. Due to the inherent uncertainty in the valuation of these non-investment securities, estimated values may materially differ from the values that would have been used had a ready market existed for these investments. Investments in publicly-traded securities held by the private equity funds are valued using quoted market prices. The Company recognizes its allocable share of the changes in fair value of the private equity funds' underlying investments as realized and unrealized gains (losses) within Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations.
The Company also maintains investments in Glisco Manager Holdings LP, Trilantic Capital Partners ("Trilantic") and equity securities in private companies, which are accounted for as equity securities without readily determinable fair values in accordance with ASC 321-10, as well as an investment in a debt security that is accounted for as a held-to-maturity security. The Company assesses its investments quarterly for impairment, or more frequently if circumstances indicate impairment may have occurred. See Note 11 for further information.
Leases – The Company adopted ASC 842, "Leases" ("ASC 842") on January 1, 2019, using the modified retrospective method of transition. The Company did not have a cumulative-effect adjustment as of the date of adoption. The Company elected to apply the package of practical expedients, which does not require reassessment of whether contracts are or contain leases, of lease classification and of initial direct costs. The Company also elected the transition option in ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," ("ASU 2018-11") to not apply the new lease standard in comparative periods presented in financial statements in the year of adoption. Following the adoption of ASC 842, the Company includes all leases, including short-term leases, on its Consolidated Statements of Financial Condition. The Company does not separate lease and non-lease components of contracts for leases for the use of office space and equipment. Operating leases for office space generally contain payments for real estate taxes, common area maintenance and other operating expenses in addition to rent payments that are not fixed; the Company accounts for these costs as variable payments and does not include these as part of the lease component.
Following the adoption of ASC 842, the present values of the Company's lease commitments are reflected as long-term assets, within Operating Lease Right-of-Use Assets, with corresponding liabilities classified as current and non-current, within Operating Lease Liabilities on the Company's Consolidated Statement of Financial Condition. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company's right to use the underlying assets for their lease terms and lease liabilities represent the Company's obligation to make lease payments arising from these leases. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

term. Right-of-use assets are subject to certain adjustments for lease incentives and initial direct costs. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any residual value guarantees.
Operating lease expense is included in Occupancy and Equipment Rental on the Company's Consolidated Statements of Operations (which did not change from the legacy U.S. GAAP presentation). See Notes 3 and 10 for further information.
Furniture, Equipment and Leasehold Improvements – Fixed assets, including equipment, hardware and software and leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Furniture, equipment and computer hardware and software are depreciated using the straight-line method over the estimated useful lives of the assets, primarily ranging from three years to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Certain costs associated with the acquisition or development of internal-use software and cloud computing arrangements are also capitalized. Once the software is ready for its intended use, the capitalized costs are amortized using the straight-line method over the estimated useful life of the software or hosting arrangement. Capitalized costs associated with cloud computing arrangements are presented in the same line item on the Consolidated Statements of Financial Condition that a prepayment of the fees for the associated hosting arrangement is presented in (within Other Assets). The capitalized costs associated with cloud computing arrangements are amortized over the term of the arrangement and the expense is presented in the same line item on the Consolidated Statements of Operations as the fees associated with the hosting element of the arrangement (within Communications and Information Services).
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
Share-Based Payments and Other Deferred Compensation – The Company accounts for share-based payments in accordance with ASC 718, "Compensation – Stock Compensation" ("ASC 718"). See Note 19 for further information.
Compensation expense recognized pursuant to share-based awards is based on the grant date fair value of the award. The fair value (as measured on the grant date) of awards that vest from one to five years ("Service-based Awards") is amortized over the vesting periods or requisite service periods as required under ASC 718, however, the vesting of some Service-based Awards will accelerate upon the occurrence of certain events. The Company amortizes the grant-date fair value of share-based compensation awards made to employees, who are or will become retirement eligible prior to the stated vesting date, over the expected substantive service period. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, unvested Service-based Awards are included in the diluted weighted average Class A Shares outstanding using the treasury stock method. Once vested, restricted stock units, ("RSUs") and restricted stock are included in the basic and diluted weighted average

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Class A Shares outstanding. Expense relating to RSUs, restricted stock and LP Units is charged to Employee Compensation and Benefits on the Consolidated Statements of Operations.
Compensation expense is recognized pursuant to performance-based awards if it is probable that the performance condition will be achieved. See Note 19 for a discussion of the awards issued in conjunction with the Company's acquisition of the operating businesses of ISI, as well as the Company's Long-term Incentive Plan and other performance-based awards.
Awards classified as liabilities as required under ASC 718, such as cash settled share-based awards, are re-measured at fair value at each reporting period.
Foreign Currency Translation – Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in Foreign Currency Translation Adjustment Gain (Loss), net, as a component of Other Comprehensive Income (Loss) on the Consolidated Statements of Changes in Equity and the Consolidated Statements of Comprehensive Income. Transactional exchange gains and losses are included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations.
Income Taxes – The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740") which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of its assets and liabilities, as disclosed in Note 22.
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
The Company adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") on January 1, 2017, which resulted in excess tax benefits and deficiencies from the delivery of Class A Shares under share-based payment arrangements being recognized in the Company's Provision for Income Taxes, rather than in Additional Paid-In-Capital under legacy U.S. GAAP. See Note 22 for further information.
ASC 740 provides a benefit recognition model with a two-step approach consisting of "more-likely-than-not" recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. ASC 740 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. See Note 22 for further information.
Reclassifications – During 2018, certain balances on the Consolidated Statements of Operations for prior periods were reclassified to conform to their current presentation.
Execution, Clearing and Custody Fees – Other Operating Expenses of $13,572 for the year ended December 31, 2017, and Professional Fees of $1,206 for the year ended December 31, 2017, were reclassified to a new expense line item, "Execution, Clearing and Custody Fees" on the Consolidated Statements of Operations.
Other Revenue, Including Interest and Investments – The Company renamed "Other Revenue, Including Interest" to "Other Revenue, Including Interest and Investments" on the Consolidated Statements of Operations and reclassified ($701) of principal trading losses from Investment Banking Revenue for the year ended December 31, 2017, and $2,037 of net realized and unrealized gains on private equity investments from Investment Management Revenue for the year ended December 31, 2017, to "Other Revenue, Including Interest and Investments."
Investment Banking Revenue – Following the above reclassifications, the Company disaggregated "Investment Banking Revenue" into "Advisory Fees," "Underwriting Fees" and "Commissions and Related Fees" on the Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Asset Management and Administration Fees – Following the above reclassifications, the Company renamed "Investment Management Revenue" to "Asset Management and Administration Fees" on the Consolidated Statements of Operations, which includes management fees from the wealth management and institutional asset management businesses.
Note 3 – Recent Accounting Pronouncements
ASU 2016-02 – In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 supersedes ASC 840, "Leases" ("ASC 840") and includes requirements for the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. In July 2018, the FASB issued ASU 2018-11, which provides an additional transition method to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to Retained Earnings for prior periods as of the beginning of the fiscal year of adoption. The amendments in these updates are effective using a modified retrospective approach as of the date of adoption, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective approach. The adoption resulted in the present value of the Company's lease commitments being reflected on the Company's Consolidated Statements of Financial Condition as a long-term asset with a corresponding liability, classified as current and non-current. Right-of-use assets are subject to certain adjustments for lease incentives and initial direct costs. The Company's lease commitments primarily relate to office space, as discussed in Note 10. The impact on the Company's earnings is not materially different from the prior expense related to leases as required under legacy U.S. GAAP, which is primarily reflected in Occupancy and Equipment Rental expense on the Consolidated Statements of Operations, and there was no impact on the Company's cash flows. The Company recorded lease liabilities of $250,567 on its Consolidated Statement of Financial Condition as of December 31, 2019, along with associated right-of-use assets of $199,988, which reflect the lease liabilities recognized, subject to certain adjustments for lease incentives and initial direct costs.
ASU 2016-13 – In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 provides amendments to ASC 326, "Financial Instruments - Credit Losses," which amend the guidance on the impairment of financial instruments and adds an impairment model (the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Entities will recognize an allowance for its estimate of expected credit losses as of the end of each reporting period. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018. The Company currently uses the specific identification method for establishing credit provisions and write-offs of its trade accounts receivable. The Company adopted ASU 2016-13 on January 1, 2020. This adoption did not result in a material difference between the current method and the CECL model.
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
ASU 2018-13 – In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 provides amendments to ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), which remove the requirements surrounding the disclosure and policy of transfers

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

between fair value levels and the valuation processes for recurring Level 3 fair value measurements. In addition, ASU 2018-13 adds disclosure requirements for changes in unrealized gains and losses for Level 3 measurements and the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments on changes in unrealized gains and losses and unobservable inputs for Level 3 measurements should be applied prospectively, and all other amendments in this update should be applied retrospectively. The adoption of ASU 2018-13 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2018-17 – In October 2018, the FASB issued ASU No. 2018-17, "Consolidation (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities" ("ASU 2018-17"). ASU 2018-17 provides amendments to ASC 810, which states that any indirect interest held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments are required to be retrospectively applied with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The adoption of ASU 2018-17 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2019-12 – In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 provides amendments to ASC 740, which simplify the accounting for income taxes by removing certain exceptions in ASC 740 and clarify and amend certain existing guidance. The amendments in this update are effective during interim and annual periods beginning after December 15, 2020, with early adoption permitted. The amendments on separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented, amendments on ownership changes of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis, with a cumulative-effect adjustment recorded through retained earnings as of the beginning of the period of adoption, and all other amendments should be applied prospectively. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2020-01 – In January 2020, the FASB issued ASU No. 2020-01, "Clarifying the Interactions Between Topic 321, 323, and Topic 815" ("ASU 2020-01"). ASU 2020-01 provides amendments to clarify the accounting for certain equity securities when the equity method of accounting is applied or discontinued and scope considerations related to forward contracts and purchased options on certain securities. The amendments in this update are effective during interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue

The following table presents revenue recognized by the Company for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Investment Banking:
Advisory Fees	$1,653,585	$1,743,473
Underwriting Fees	89,681	71,691
Commissions and Related Fees	189,506	200,015
Total Investment Banking	$1,932,772	$2,015,179

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$48,083	$44,875
Institutional Asset Management	2,528	3,371
Total Investment Management	$50,611	$48,246

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

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
Contract Balances
The change in the Company’s contract assets and liabilities during the periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the years ended December 31, 2019 and 2018 are as follows:

	For the Year Ended December 31, 2019
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2019	$309,075	$60,948	$2,833	$541	$4,016	$1,731
Increase (Decrease)	(12,720)	2,606	28,692	1,963	(1,524)	(1,116)
Balance at December 31, 2019	$296,355	$63,554	$31,525	$2,504	$2,492	$615

	For the Year Ended December 31, 2018
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2018	$184,993	$34,008	$—	$—	$3,147	$1,834
Increase (Decrease)	124,082	26,940	2,833	541	869	(103)
Balance at December 31, 2018	$309,075	$60,948	$2,833	$541	$4,016	$1,731

(1)	Included in Accounts Receivable on the Consolidated Statements of Financial Condition.

(2)	Included in Other Assets on the Consolidated Statements of Financial Condition.

(3)	Included in Other Current Assets on the Consolidated Statements of Financial Condition.

(4)	Included in Other Current Liabilities on the Consolidated Statements of Financial Condition.

(5)	Included in Other Long-term Liabilities on the Consolidated Statements of Financial Condition.
The Company's contract assets represent arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date. The application of ASC 606 resulted in advisory revenue of $3,374 being recognized on the Consolidated Statements of Operations for the year ended December 31, 2018, representing variable consideration under the standard for which it is probable that a significant reversal of revenue will not occur, substantially all of which would have been recognized in the first quarter of 2019, under the legacy accounting standard. Under ASC 606, revenue is recognized when all material conditions for completion have been met and it is probable that a significant revenue reversal will not occur in a future period.
The Company recognized revenue of $15,115 and $16,468 on the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, respectively, that was initially included in deferred revenue on the Company’s Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Note 5 – Business Changes and Developments
Business Developments
Real Estate Capital Advisory - On April 23, 2018, the Company announced the expansion of its global investment banking platform by establishing a Real Estate Capital Advisory business within its existing Private Capital Advisory L.P. ("PCA") business. This business is focused on primary and secondary transactions for real estate oriented financial sponsors and private equity investors in conjunction with PCA’s existing fund monetization and recapitalization expertise. Certain Real Estate Capital Advisory ("RECA") employees purchased Class R Interests in PCA, at fair value, resulting in an increase to Noncontrolling Interest of $770 on the Company's Consolidated Statement of Financial Condition as of December 31, 2018. See Note 17 for further information.
In conjunction with the establishment of the RECA business, the Company hired certain employees and entered into an arrangement with the former employer of these employees, which, among other things, provides for contingent consideration to be paid to the former employer of up to $4,463, based on the completion of certain client engagements. The Company accounted for this transaction as an asset acquisition and has recognized the contingent consideration paid as an expense in Professional Fees on the Company's Consolidated Statements of Operations as the related revenue from the underlying engagements is realized. The Company recognized expenses of $400 and $3,971 pursuant to this arrangement for the years ended December 31, 2019 and 2018, respectively. The contingent consideration was fully paid as of December 31, 2019.
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
Goodwill and Intangible Assets
Goodwill associated with the Company's acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2017(1)	$123,308	$10,923	$134,231
Foreign Currency Translation and Other	(2,844)	—	(2,844)
Balance at December 31, 2018(1)	120,464	10,923	131,387
Impairment of Goodwill	—	(2,921)	(2,921)
Foreign Currency Translation and Other	2,292	—	2,292
Balance at December 31, 2019(2)	$122,756	$8,002	$130,758
(1) The amount of the Company's goodwill before accumulated impairment losses of $35,607 was $166,994 and $169,838 at December 31, 2018 and 2017, respectively.

(2)	The amount of the Company's goodwill before accumulated impairment losses of $38,528 was $169,286 at December 31, 2019.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Intangible assets associated with the Company's acquisitions are as follows:

	December 31, 2019
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$—	$3,830	$3,830	$—	$2,743	$2,743
Other	5,320	445	5,765	4,159	390	4,549
Total	$5,320	$4,275	$9,595	$4,159	$3,133	$7,292

	December 31, 2018
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$42,000	$3,830	$45,830	$35,356	$2,360	$37,716
Other	5,320	445	5,765	3,167	334	3,501
Total	$47,320	$4,275	$51,595	$38,523	$2,694	$41,217

Expense associated with the amortization of intangible assets was $8,077, $9,199 and $9,793 for the years ended December 31, 2019, 2018 and 2017, respectively.
Based on the intangible assets above, as of December 31, 2019, annual amortization of intangibles for each of the next five years is as follows:

2020	$1,606
2021	$363
2022	$334
2023	$—
2024	$—

Impairments of Goodwill
At November 30, 2019, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), the Company performed its annual goodwill impairment assessment. The Company concluded that the fair value of its reporting units substantially exceeded their carrying values as of November 30, 2019, with the exception of the Institutional Asset Management reporting unit, which was less than its carrying value.
In determining the fair value of this reporting unit, the Company utilized a discounted cash flow methodology based on the adjusted cash flows from operations. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of approximately 17%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a compound annual growth rate in revenues of 3%.
As a result of the above analysis, the Company determined that the fair value of the Institutional Asset Management reporting unit was less than its carrying value as of November 30, 2019. The Company recorded a goodwill impairment charge of $833 in the Investment Management segment, which is included within Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2019. This charge resulted in a decrease of $543 to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2019.
The Company entered into an agreement to sell the trust business of Evercore Casa de Bolsa, S.A. de C.V. ("ECB") (the "ECB Trust Business"), which is a part of its Investment Management segment. Completion of this transaction is expected to occur in 2020. As of December 31, 2019, the ECB Trust Business includes $475 of goodwill, representing an allocation of goodwill

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

based on the relative fair value of the business being sold to the total fair value of the Institutional Asset Management reporting unit.
In accordance with ASC 350, the Company performed an impairment assessment of the goodwill remaining in the Institutional Asset Management reporting unit following the classification of the ECB Trust Business as Held for Sale in December 2019. In determining the fair value of this reporting unit, the Company utilized a discounted cash flow methodology based on the adjusted cash flows from operations. The discounted cash flow methodology began with the forecasted cash flows of the reporting unit and applied a discount rate of approximately 17%, which reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows. The forecast inherent in the valuation assumes a compound annual growth rate in revenues of 3%.
As a result of the above analysis, the Company determined that the fair value of the remaining business in the Institutional Asset Management reporting unit was less than its carrying value. Accordingly, the Company recorded a goodwill impairment charge of $2,088 in the Investment Management segment, which is included within Special Charges on the Consolidated Statement of Operations for the year ended December 31, 2019. This charge resulted in a decrease of $1,361 to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2019.
During the second quarter of 2017, in accordance with ASC 350 the Company performed an impairment assessment of the goodwill remaining in the Institutional Asset Management reporting unit following the classification of the Institutional Trust and Independent Fiduciary business of Evercore Trust Company, N.A. ("ETC") as Held for Sale. In determining the fair value of this reporting unit, the Company utilized both a market multiple approach and a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach included applying the average earnings multiples of comparable public companies, multiplied by the forecasted earnings of the reporting unit, to yield an estimate of fair value.
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
Note 6 – Acquisition and Transition Costs and Special Charges

Acquisition and Transition Costs

The Company recognized $1,013, $21 and $1,673 for the years ended December 31, 2019, 2018 and 2017, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions, divestitures, and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.
Special Charges
The Company recognized $10,141 for the year ended December 31, 2019, as Special Charges incurred related to a charge of $2,921 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit, expenses of $4,370 related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York and separation and transition benefits for certain employees terminated as a result of the Company's review of its operations of $2,850.
In the first quarter of 2020, the Company completed a review of its operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review, which began in the fourth quarter of 2019, will generate reductions of approximately 6% of the Company's headcount. In conjunction with the employment reductions, the Company is expected to incur costs (including costs related to the acceleration of deferred compensation) of approximately $38,000, $2,850 of which has been recorded in Special Charges in 2019. The Company's estimates are based on a number of assumptions. Actual results may differ materially and additional charges not currently expected may be incurred in connection with, or as a result of, these employment reductions.
The Company recognized $5,012 for the year ended December 31, 2018, as Special Charges incurred related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K. and separation benefits and related charges associated with the Company's businesses in Mexico, as well as the acceleration

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York.
The Company recognized $25,437 for the year ended December 31, 2017, as Special Charges incurred related to a charge of $7,107 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit, a charge of $14,400 associated with the impairment of the Company's former equity method investment in G5, and expenses of $3,930 associated with the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC. See Notes 5 and 11 for further information.
Note 7 – Related Parties
Other Assets on the Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $13,137 and $16,359 as of December 31, 2019 and 2018, respectively.
Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
Advances to Employees	$20,923	$22,889
Personal Expenses Paid on Behalf of Employees and Related Parties	1,114	692
Other	379	255
Receivable from Employees and Related Parties	$22,416	$23,836

Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
Board of Director Fees	$567	$566
Amounts Due to U.K. Members	21,566	22,167
Amounts Due Pursuant to Tax Receivable Agreements(a)	9,570	9,161
Payable to Employees and Related Parties	$31,703	$31,894

(a)
Relates to the current portion of the Member exchange of Class A LP Units for Class A Shares. The long-term portion of $84,952 and $94,411 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2019 and 2018, respectively.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Note 8 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of December 31, 2019 and 2018 were as follows:

	December 31, 2019				December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$114,204	$591	$11	$114,784	$1,622	$10	$—	$1,632
Equity Securities	666	—	168	498	666	—	410	256
Debt Securities Carried by Broker-Dealers	225,727	1,648	20	227,355	147,009	954	—	147,963
Investment Funds	58,704	7,809	—	66,513	56,296	402	1,922	54,776
Total Investment Securities (carried at fair value)	$399,301	$10,048	$199	$409,150	$205,593	$1,366	$2,332	$204,627

Certificates of Deposit (carried at contract value)				214,796				100,000

Total Investment Securities and Certificates of Deposit				$623,946				$304,627

Scheduled maturities of the Company's available-for-sale debt securities as of December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$108,662	$109,217	$391	$391
Due after one year through five years	5,542	5,567	1,231	1,241
Total	$114,204	$114,784	$1,622	$1,632

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2019.
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities on the Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($14), ($28) and ($38) for the years ended December 31, 2019, 2018 and 2017, respectively.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $243, ($193) and $64 for the years ended December 31, 2019, 2018 and 2017, respectively.
Debt Securities Carried by Broker-Dealers
EGL and other broker-dealers invest in fixed income portfolios consisting primarily of U.S. Treasury bills, municipal bonds and other debt securities. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of $491, $546 and ($865) for the years ended December 31, 2019, 2018 and 2017, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company's deferred cash compensation program. See Note 19 for further information. These securities are carried at fair value, with changes

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $13,785, ($5,113) and $4,088 for the years ended December 31, 2019, 2018 and 2017, respectively.
Futures
In April 2019, the Company entered into three month futures contracts on a stock index fund with a notional amount of $14,815 for $680, as an economic hedge against the Company's deferred cash compensation program. These contracts settled in June 2019. In accordance with ASC 815, "Derivatives and Hedging," these contracts are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized gains of $59 for the year ended December 31, 2019. In February 2020, the Company entered into four month futures contracts on a stock index fund with a notional amount of $38,908, as an economic hedge against the Company's deferred cash compensation program. These contracts will settle in June 2020.
Certificates of Deposit
At December 31, 2019, the Company held certificates of deposit of $214,796 with certain banks with original maturities of six months or less when purchased. These certificates of deposit matured in January 2020. At December 31, 2018, the Company held certificates of deposit of $100,000 with certain banks with original maturities of six months or less when purchased. These certificates of deposit matured during the first quarter of 2019.
Note 9 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through ECB, enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.0 year, as of December 31, 2019, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

As of December 31, 2019 and 2018, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	December 31,
	2019		2018
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$12,431		$22,349
Securities Purchased Under Agreements to Resell	13,566	$13,572	2,696	$2,701
Total Assets	$25,997		$25,045
Liabilities
Securities Sold Under Agreements to Repurchase	$(26,000)	$(25,992)	$(25,075)	$(25,099)
Note 10 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office space of $41,257 and variable lease cost of $8,474 for the year ended December 31, 2019.
On July 1, 2018, the Company entered into a new lease agreement for office space at its headquarters at 55 East 52nd St., New York, New York. Under the terms of the agreement, the Company committed to extend the lease term for the Company's current space and add space on up to seven additional floors, three of which commenced as of the lease’s effective date. The Company anticipates that it will take possession of the remainder of these floors over the next four years. On December 6, 2019, the lease was modified to add an additional floor and to extend the lease term for all current and prospective space to end on December 31, 2035.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of approximately $5,536 and $5,502, which are secured by cash that is included in Other Assets on the Consolidated Statements of Financial Condition as of December 31, 2019 and 2018, respectively.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other IT related equipment). Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office equipment of $4,107 for the year ended December 31, 2019.
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
The Company incurred net operating cash outflows of $20,175 for the year ended December 31, 2019 related to its operating leases, which were net of cash received from lease incentives of $18,771.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Upon adoption of ASC 842 on January 1, 2019, the Company recorded Right-of-Use Assets on its statement of financial condition of $180,935. Other information as it relates to the Company's operating leases is as follows:

For the Year Ended
December 31, 2019
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$57,004

December 31, 2019
Weighted-average remaining lease term - operating leases	10.5 years
Weighted-average discount rate - operating leases	4.38%

As of December 31, 2019, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2020	$43,342
2021	44,120
2022	38,383
2023	23,663
2024	18,025
Thereafter	166,311
Total lease payments	333,844
Less: Tenant Improvement Allowances	(14,968)
Less: Imputed Interest	(68,309)
Present value of lease liabilities	250,567
Less: Current lease liabilities	(33,316)
Long-term lease liabilities	$217,251
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included on the Company's Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces between 2020 and 2023 with lease terms of 1 to 16 years. The additional future payments under these arrangements are $332,771 as of December 31, 2019.
As of December 31, 2018, the approximate aggregate minimum future payments required on the operating leases, net of rent abatement and certain other rent credits, under legacy U.S. GAAP (ASC 840), were as follows:

2019	$36,537
2020	39,059
2021	39,561
2022	39,585
2023	27,564
Thereafter	403,450
Total	$585,756
Note 11 – Investments
The Company's investments reported on the Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships, equity securities in private companies and investments in G5, Glisco Manager Holdings LP and Trilantic. The Company's investments are relatively high-risk and illiquid assets.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

The Company's investments in ABS, Atalanta Sosnoff, Luminis and G5 are in voting interest entities. The Company's share of earnings (losses) on these investments (through December 31, 2017 for G5, the date the Company exchanged all of its outstanding equity interests for debentures of G5) is included within Income from Equity Method Investments on the Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on the private equity investments are included within Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
ABS	$40,052	$38,699
Atalanta Sosnoff	12,300	13,291
Luminis	4,923	6,517
Total	$57,275	$58,507

ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS Investment Management, LLC. Effective as of September 1, 2018, ABS Investment Management, LLC underwent an internal reorganization pursuant to which the Company contributed its ownership interest in ABS Investment Management, LLC to ABS in exchange for ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC.  Taken together, the ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC are substantially equivalent to the contributed ownership interests in ABS Investment Management, LLC. At December 31, 2019, the Company's economic ownership interest in ABS was 46%. This investment resulted in earnings of $8,870, $7,565 and $7,990 for the years ended December 31, 2019, 2018 and 2017, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At December 31, 2019, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $1,210, $1,211 and $493 for the years ended December 31, 2019, 2018 and 2017, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At December 31, 2019, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $916, $518 and $499 for the years ended December 31, 2019, 2018 and 2017, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

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
This investment resulted in a loss of ($144) for the year ended December 31, 2017, included within Income from Equity Method Investments on the Consolidated Statements of Operations. On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. See Debt Security Investment below for further information.
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $684, $893 and $1,505 for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company records its investment in G5 as a held-to-maturity debt security within Investments on the Consolidated Statements of Financial Condition. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company is accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027. This investment is subject to currency translation from Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. This investment had a balance of $9,235 and $9,717 as of December 31, 2019 and 2018, respectively.
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
During 2019, the Company made an investment of $3,015 in Trilantic VI.
On December 31, 2014, ECP II was terminated. ECP II has been fully distributed as of December 31, 2019.
A summary of the Company's investments in the private equity funds as of December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
ECP II	$—	$795
Glisco II, Glisco III and Glisco IV	3,820	3,880
Trilantic IV, Trilantic V and Trilantic VI	9,727	5,125
Total Private Equity Funds	$13,547	$9,800

Net realized and unrealized losses on private equity fund investments were ($790), ($397) and ($915) for the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2018, Glisco II, Trilantic IV and Trilantic V made distributions of $2,059, $194 and $1,549, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2019, there was no previously distributed carried interest received from the funds that was subject to repayment.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

General Partners of Private Equity Funds which are VIEs
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $4,658 and $5,445 included in its Consolidated Statements of Financial Condition at December 31, 2019 and 2018, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of December 31, 2019 and 2018 was $8,810 and $8,048, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A LP Units having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During 2019, $155 and $3,015 of this investment was allocated to Trilantic Fund V and VI, respectively. From 2010 to 2018, $4,980 and $1,178 of this investment was allocated to Trilantic Fund V and IV, respectively. This investment had a balance of $6,762 and $9,932 as of December 31, 2019 and 2018, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $391 was unfunded at December 31, 2019. The Company also has a $12,000 commitment to invest in Trilantic Fund VI, of which $9,164 was unfunded at December 31, 2019. The Company funded $2,836 of the commitment to invest in Trilantic Fund VI during the year ended December 31, 2019.
Other Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $1,079 as of December 31, 2019 and 2018.
In May 2019, the Company received preferred equity securities in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $693 as of December 31, 2019.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $899 and $1,609 as of December 31, 2019 and 2018, respectively.
Note 12 – Fair Value Measurements
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds and Other Debt Securities held at December 31, 2019 and 2018 are based on prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities Carried by Broker-Dealers	$168,650	$58,705	$—	$227,355
Other Debt and Equity Securities(1)	111,823	6,449	—	118,272
Investment Funds	66,513	—	—	66,513
Financial Instruments Owned and Pledged as Collateral at Fair Value	12,431	—	—	12,431
Total Assets Measured At Fair Value	$359,417	$65,154	$—	$424,571

	December 31, 2018
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities Carried by Broker-Dealers(2)	$109,577	$62,801	$—	$172,378
Other Debt and Equity Securities(1)	6,232	1,982	—	8,214
Investment Funds	54,776	—	—	54,776
Financial Instruments Owned and Pledged as Collateral at Fair Value	22,349	—	—	22,349
Total Assets Measured At Fair Value	$192,934	$64,783	$—	$257,717

(1)
Includes $2,990 and $6,326 of treasury bills and notes and municipal bonds classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2019 and 2018, respectively.

(2)	Includes $24,415 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Consolidated Statement of Financial Condition as of December 31, 2018.
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
The Company had no transfers between fair value levels during the years ended December 31, 2019 and 2018.
During the fourth quarter of 2019, the Company determined that the fair value of the Institutional Asset Management reporting unit was $8,777. The fair value of the reporting unit was estimated by utilizing a discounted cash flow methodology based on adjusted cash flows from operations. Goodwill is measured at fair value on a non-recurring basis as a Level III asset. See Note 5 for further information.
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities, which are not measured at fair value on the Consolidated Statements of Financial Condition, are listed in the tables below.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$630,818	$630,818	$—	$—	$630,818
Certificates of Deposit	214,796	—	214,796	—	214,796
Debt Security Investment	9,235	—	—	9,235	9,235
Securities Purchased Under Agreements to Resell	13,566	—	13,566	—	13,566
Receivables(1)	359,909	—	357,047	—	357,047
Contract Assets(2)	34,029	—	33,854	—	33,854
Receivable from Employees and Related Parties	22,416	—	22,416	—	22,416
Closely-held Equity Securities	1,772	—	—	1,772	1,772
Financial Liabilities:
Accounts Payable and Accrued Expenses	$39,726	$—	$39,726	$—	$39,726
Securities Sold Under Agreements to Repurchase	26,000	—	26,000	—	26,000
Payable to Employees and Related Parties	31,703	—	31,703	—	31,703
Notes Payable	375,062	—	382,274	—	382,274

		December 31, 2018
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$759,849	$759,849	$—	$—	$759,849
Certificates of Deposit	100,000	—	100,000	—	100,000
Debt Security Investment	9,717	—	—	9,717	9,717
Securities Purchased Under Agreements to Resell	2,696	—	2,696	—	2,696
Receivables(1)	370,023	—	369,636	—	369,636
Contract Assets(2)	3,374	—	3,348	—	3,348
Receivable from Employees and Related Parties	23,836	—	23,836	—	23,836
Closely-held Equity Security	1,079	—	—	1,079	1,079
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,948	$—	$37,948	$—	$37,948
Securities Sold Under Agreements to Repurchase	25,075	—	25,075	—	25,075
Payable to Employees and Related Parties	31,894	—	31,894	—	31,894
Notes Payable	168,612	—	166,555	—	166,555

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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Note 13 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2019	2018
Furniture and Equipment	$64,153	$39,349
Leasehold Improvements	133,820	91,597
Computer and Technology-related	46,213	39,617
Total	244,186	170,563
Less: Accumulated Depreciation and Amortization	(117,387)	(89,494)
Furniture, Equipment and Leasehold Improvements, Net	$126,799	$81,069

Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $22,946, $17,855 and $15,026 for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, the Company recognized Special Charges of $4,370 and $2,058 for the years ended December 31, 2019 and 2018, respectively, related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of its headquarters in New York. See Note 6 for further information.
Note 14 – Notes Payable and Subordinated Borrowings
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2019, the Company was in compliance with all of these covenants.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2019, the Company was in compliance with all of these covenants.
The Company intends to use the proceeds from the 2019 Private Placement Notes to fund investments in its business, including facilities and technology, and for other general corporate purposes.
Notes Payable is comprised of the following as of December 31, 2019 and 2018:

			Carrying Value(a)
			December 31,
Note	Maturity Date	Effective Annual Interest Rate	2019	2018
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,873	$37,776
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,581	66,466
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,595	47,542
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,842	16,828
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,282	—
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,422	—
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,613	—
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	32,854	—
Total			$375,062	$168,612

(a)	Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
The Company had subordinated borrowings, principally with an executive officer of the Company, due on October 31, 2019. These borrowings had a coupon of 5.5%, payable semi-annually. In March 2018, the Company repaid $6,700 of the original borrowings and in May 2018, the Company repaid the remaining $99 of the original borrowings.
As of December 31, 2019, the future payments required on the Notes Payable, including principal and interest, were as follows:

2020	$19,871
2021	54,757
2022	15,830
2023	81,078
2024	12,326
Thereafter	335,828
Total	$519,690

Note 15 – Employee Benefit Plans
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Plan's year ends on December 31 of each year. The Company, at its sole discretion, determines the amount, if any, of profit to be contributed to the Evercore Plan.
The Company made no contributions to the Evercore Plan for each of the years ended December 31, 2019, 2018 and 2017.
Beginning January 1, 2020, for certain employees, the Company will contribute matching contributions to the Evercore Plan of 100% of up to 3% of eligible compensation, defined as salary plus cash bonus compensation, to a maximum of $3 per employee.
Evercore Europe Defined Contribution Benefit Plan – Evercore U.K. provides a defined contribution benefit plan, the Evercore Partners International Group Personal Pension Plan (the "Evercore Europe Plan"), for Evercore U.K. employees and members. The Evercore Europe Plan was established in November 2006 and subsequently amended.
The Evercore Europe Plan, for employees starting between November 2006 and July 2011, has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue, the Inland Revenue Service in the United Kingdom. Evercore U.K. employees must have elected to participate in the plan prior to July 2011, and Evercore U.K. has a minimum annualized contribution of 15% to 50% of an employee's salary for all the employees who participated, depending on the respective employee's level within the Company. These employees are also eligible to contribute up to 10% of their salary to the Evercore Europe Plan and under the terms of the Evercore Europe Plan, if an employee contributes a minimum of 7.5% to 10% of their salary to the plan, Evercore U.K. must make a matching contribution of 5% to 10% of the employee's salary depending on the employee's level within the Company.
The Evercore Europe Plan, for employees starting after July 2011, has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue. Evercore U.K. has a minimum annualized contribution of 15.0% of an employee's salary. Employees are also eligible to contribute a percentage of their salary to the Evercore Europe Plan, however, any contribution made does not entitle them to a matching contribution from Evercore U.K..
The Company made contributions to the Evercore Europe Plan of $2,972, $2,915 and $3,145 for the years ended December 31, 2019, 2018 and 2017, respectively.
Evercore ISI U.K. Personal Pension Plan – For employees of Evercore ISI U.K., a personal pension plan is available for all employees to contribute a percentage of their salary. The Company contributed up to 5% of an employee's salary through March 2018; starting in April 2018, the Company contributes up to 6% of an employee's salary. The Company made contributions to the Evercore ISI U.K. Personal Pension Plan of $124, $137 and $165 for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 16 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on January 28, 2020, a quarterly cash dividend of $0.58 per share, to the holders of record of shares of Class A Shares as of February 28, 2020, which will be paid on March 13, 2020. During the year ended December 31, 2019, the Company declared and paid dividends of $2.24 per share, totaling $89,407, and accrued deferred cash dividends on unvested RSUs, totaling $14,642. During the year ended December 31, 2019, the Company also paid deferred cash dividends of $7,396. During the year ended December 31, 2018, the Company declared and paid dividends of $1.90 per share, totaling $77,302, and accrued deferred cash dividends on unvested RSUs, totaling $12,288.
Treasury Stock – During the year ended December 31, 2019, the Company purchased 1,039 Class A Shares primarily from employees at market values ranging from $71.11 to $96.22 per share (at an average cost per share of $89.15), primarily for the net settlement of stock-based compensation awards, and 2,360 Class A Shares at market values ranging from $73.18 to $92.33 per share (at an average cost per share of $80.69) pursuant to the Company's share repurchase program. The aggregate 3,399 Class A Shares were purchased at an average cost per share of $83.28, and the result of these purchases was an increase in Treasury Stock of $283,081 on the Company's Consolidated Statement of Financial Condition as of December 31, 2019. During the year ended December 31, 2018, the Company purchased 1,085 Class A Shares primarily from employees at values ranging from $79.47 to $115.30 per share (at an average cost per share of $99.64), primarily for the net settlement of stock-based compensation awards, and 2,021 Class A Shares at market values ranging from $80.05 to $112.30 per share (at an average cost per share of $89.81) pursuant to the Company's share repurchase program. The aggregate 3,106 Class A Shares were purchased at an average cost per share of $93.24 and the result of these purchases was an increase in Treasury Stock of $289,681 on the Company's Consolidated Statement of Financial Condition as of December 31, 2018.
LP Units – During the year ended December 31, 2019, 353 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $3 and $15,138, respectively, on the Company's Consolidated

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Statement of Financial Condition as of December 31, 2019. During the year ended December 31, 2018, 1,182 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $12 and $46,583, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2018. See Note 22 for further discussion.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2019, Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,007) and ($23,589), respectively.
The application of ASU 2016-01 resulted in the reclassification of $2,229 of cumulative unrealized losses, net of tax, on Investment Securities in Accumulated Other Comprehensive Income (Loss) to Retained Earnings on the Consolidated Statement of Financial Condition as of January 1, 2018.
The G5 transaction in 2017 resulted in the reclassification of $16,266 of cumulative foreign currency translation losses in Accumulated Other Comprehensive Income (Loss) on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2017. See Note 11 for further information.
Note 17 – Noncontrolling Interest
Noncontrolling Interest recorded in the consolidated financial statements relates to the following approximate interests in certain of the Company's consolidated subsidiaries, which are not owned by the Company. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits or losses to the controlling and noncontrolling interest holders, the net income or loss of these entities is allocated based on these special allocations.

	December 31,
	2019	2018	2017
Subsidiary:
Evercore LP	12%	11%	12%
EWM(1)	30%	43%	42%
PCA(2)	—%	10%	25%
RECA(3)	38%	38%	—%

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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Beginning balance	$249,819	$252,404	$256,033

Comprehensive Income (Loss):
Net Income Attributable to Noncontrolling Interest	56,225	65,611	53,753
Other Comprehensive Income (Loss)	513	(203)	3,375
Total Comprehensive Income	56,738	65,408	57,128

Evercore LP Units Purchased or Converted into Class A Shares	(15,142)	(46,594)	(47,263)

Amortization and Vesting of LP Units/Interests	27,890	19,860	14,922

Other Items:
Distributions to Noncontrolling Interests	(54,706)	(41,413)	(36,374)
Issuance of Noncontrolling Interest	3,368	1,165	8,460
Purchase of Noncontrolling Interest	(11,433)	(1,011)	(281)
Other, net	—	—	(221)
Total Other Items	(62,771)	(41,259)	(28,416)

Ending balance	$256,534	$249,819	$252,404

Other Comprehensive Income – Other Comprehensive Income (Loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Securities and Investments, net, of ($82), ($43) and $75 for the years ended December 31, 2019, 2018 and 2017, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of $595, ($160) and $3,300 for the years ended December 31, 2019, 2018 and 2017, respectively.
Interests Issued – During 2019, 32 Class A LP Units were issued, primarily related to the purchase of EWM Class A Units. See Interests Purchased below for further information.
During 2018, in conjunction with the establishment of the RECA business, certain employees of that business purchased Class R Interests, at fair value, in Private Capital Advisory L.P., resulting in an increase to Noncontrolling Interest of $770 on the Company's Consolidated Statement of Financial Condition as of December 31, 2018.
Interests Purchased – On May 31, 2019, the Company purchased, at fair value, the remaining 10% of the Private Capital Advisory L.P. Common Interests for $28,382. This purchase resulted in a decrease to Noncontrolling Interest of $6,674 and a decrease to Additional Paid-In-Capital of $21,708, on the Company's Consolidated Statement of Financial Condition as of December 31, 2019.
On May 31, 2019, the Company also purchased, at fair value, an additional 17% of the EWM Class A Units for $24,533 (in cash of $21,832 and the issuance of 31 Class A LP Units having a fair value of $2,701). This purchase resulted in a net decrease to Noncontrolling Interest of $4,759 and a decrease to Additional Paid-In-Capital of $19,774, on the Company's Consolidated Statement of Financial Condition as of December 31, 2019.
On March 29, 2018, the Company purchased, at fair value, an additional 15% of the Private Capital Advisory L.P. Common Interests for $25,525. This purchase resulted in a decrease to Noncontrolling Interest of $298 and a decrease to Additional Paid-In-Capital of $25,227 on the Company's Consolidated Statement of Financial Condition as of December 31, 2018.
On March 3, 2017, the Company purchased, at fair value, an additional 13% of the Private Capital Advisory L.P. Common Interests for $7,071, and on December 11, 2017, the Company purchased, at fair value, an additional 1% of the Private Capital Advisory L.P. Common Interests for $1,429. These purchases resulted in a decrease to Noncontrolling Interest of $281 and a

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

decrease to Additional Paid-In-Capital of $8,219 on the Company's Consolidated Statements of Financial Condition as of December 31, 2017.

During the year ended December 31, 2017, the Company purchased 32 LP Units and certain other rights from noncontrolling interest holders, resulting in a decrease to Noncontrolling Interest of $2,523 on the Company's Consolidated Statement of Financial Condition as of December 31, 2017.

In addition, LP Units were exchanged for Class A Shares during the years ended December 31, 2019, 2018 and 2017, respectively. See Note 16 for further information.
Note 18 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the years ended December 31, 2019, 2018 and 2017 are described and presented below.

	For the Years Ended December 31,
	2019	2018	2017
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$297,436	$377,240	$125,454
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,994	40,595	39,641
Basic net income per share attributable to Evercore Inc. common shareholders	$7.44	$9.29	$3.16
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$297,436	$377,240	$125,454
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$297,436	$377,240	$125,454
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,994	40,595	39,641
Assumed exchange of LP Units for Class A Shares(a)(b)	718	1,378	842
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,082	2,906	2,719
Shares that are contingently issuable(c)	400	400	1,624
Diluted weighted average Class A Shares outstanding	43,194	45,279	44,826
Diluted net income per share attributable to Evercore Inc. common shareholders	$6.89	$8.33	$2.80

(a)
The Company has outstanding Class J LP Units, which convert into Class E LP Units and ultimately become exchangeable into Class A Shares on a one-for-one basis. During the years ended December 31, 2019, 2018 and 2017, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

(b)
The Company also has outstanding Class A and E LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the years ended December 31, 2019, 2018 and 2017, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 5,254, 5,075 and 5,920 for the years ended December 31, 2019, 2018 and 2017, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $39,940, $46,060 and $28,186 for the years ended December 31, 2019, 2018 and 2017, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

(c)
The Company has outstanding Class I-P Units which are contingently exchangeable into Class I LP Units, and ultimately Class A Shares, and outstanding Class K-P Units which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. The Company previously had outstanding Class G and H LP Interests which were contingently exchangeable into Class E LP Units, and ultimately Class A Shares. In July 2017, the Company exchanged all of the outstanding Class H LP Interests for a number of Class J LP Units. As of December 31, 2017, all of the Class G LP Interests either converted into Class E LP Units or were forfeited pursuant to their performance terms. See Note 19 for further discussion. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class G and H LP Interests, Class I-P Units and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Units/Interests that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 400 for each of the years ended December 31, 2019 and 2018, and 1,624 for the year ended December 31, 2017.

The shares of Class B common stock have no right to receive dividends or a distribution on liquidation or winding up of the Company. The shares of Class B common stock do not share in the earnings of the Company and no earnings are allocable to such class. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.
Note 19 – Share-Based and Other Deferred Compensation
LP Units
Equities business – In conjunction with the acquisition of the operating businesses of ISI in 2014, the Company issued Evercore LP units and interests which have been treated as compensation, including 710 vested Class E LP Units and an allocation of the value, attributed to post-combination service, of 710 Class E LP Units that vested ratably on October 31, 2015, 2016 and 2017 and became exchangeable into Class A Shares upon vesting, subject to certain liquidated damages and continued employment provisions. Compensation expense related to Class E LP Units was $17,962 for the year ended December 31, 2017. The Class E LP Units were fully expensed at December 31, 2017.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

death, disability or termination of employment without cause, unvested Class H LP Interests could be canceled or vest based on determination of expected performance, based on a decision by Management.
In July 2017, the Company exchanged all of the previously outstanding 4,148 Class H LP Interests for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units convert into an equal amount of Class E LP Units, and become exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units have the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company is expensing the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $18,101, $15,054 and $6,020 for the years ended December 31, 2019, 2018 and 2017, respectively.
On February 15, 2020, 223 Class J LP Units vested and were converted to an equal amount of Class E LP Units. Following the conversion, no Class J LP Units are issued and outstanding.
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
The following table summarizes activity related to the LP Units for the Company's equities business during the year ended December 31, 2019:

	Class J LP Units
	Number of Units	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2019	1,265	$24,181
Granted	2	176
Modified	76	4,407
Forfeited	(2)	(13)
Vested	(1,118)	(24,440)
Unvested Balance at December 31, 2019	223	$4,311

Other Performance-based Awards – In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Executive Chairman. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $4,619 for each of the years ended December 31, 2019, 2018 and 2017.
In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units convert into a specified number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. An additional 16 Class K-P Units may be issued contingent upon the achievement of certain defined benchmark results (which were probable of achievement as of December 31, 2019) and continued service through December 31, 2021. The Company determined the value of the award probable to vest as of December 31, 2019 to be $6,250 and records expense for these units over the service period.
In June 2019, the Company issued 220 Class K-P Units to an employee of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent and based upon the achievement of certain defined benchmark results and continued service through February 4, 2023 for the first tranche, which consists of 120 Class K-P Units convertible into a number of Class K LP Units, and February 4, 2028 for the second tranche, which consists of 100 Class K-P Units convertible into a number of Class K LP Units. The Company determined the value of the award probable to vest as of December 31, 2019 to be $14,386 and records expense for these units over the service period.
Compensation expense related to the Class K-P Units was $3,690, $1,200 and $197 for the years ended December 31, 2019, 2018 and 2017, respectively,
As of December 31, 2019, the total compensation cost not yet recognized related to the Class J LP Units, Class I-P Units and Class K-P Units, including awards which are subject to performance conditions, was $25,958. The weighted-average period over which this compensation cost is expected to be recognized is 14 months.
Stock Incentive Plan
In 2006 the Company's stockholders and board of directors adopted the Evercore Inc. 2006 Stock Incentive Plan. The total number of Class A Shares which could be issued under this plan was 20,000. During the second quarter of 2013, the Company's stockholders approved the Amended and Restated 2006 Evercore Inc. Stock Incentive Plan. The amended and restated plan, among other things, authorized an additional 5,000 shares of the Company's Class A Shares.
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 2,872 and 5,349 as of December 31, 2019 and 2018, respectively.
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
The Company had 82 RSUs which were fully vested but not delivered as of December 31, 2019.
Equity Grants
2019 Equity Grants. During 2019, pursuant to the 2016 Plan, the Company granted employees 2,598 RSUs that are Service-based Awards. Service-based Awards granted during 2019 had grant date fair values of $72.11 to $96.22 per share, with an average value of $91.04 per share. During 2019, 2,473 Service-based Awards vested and 121 Service-based Awards were forfeited.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $208,786 for the year ended December 31, 2019.
The following table summarizes activity related to Service-based Awards during the year ended December 31, 2019:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2019	6,410	$468,905
Granted	2,598	236,529
Modified	—	—
Forfeited	(121)	(10,376)
Vested	(2,473)	(167,602)
Unvested Balance at December 31, 2019	6,414	$527,456

As of December 31, 2019, the total compensation cost related to unvested Service-based Awards not yet recognized was $266,086. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 23 months.
2018 Equity Grants. During 2018, pursuant to the 2016 Plan, the Company granted employees 1,968 RSUs that are Service-based Awards. Service-based Awards granted during 2018 had grant date fair values of $81.84 to $114.80 per share, with an average value of $95.01 per share. During 2018, 2,523 Service-based Awards vested and 70 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $171,354 for the year ended December 31, 2018.
2017 Equity Grants. During 2017, pursuant to the 2016 Plan, the Company granted employees 2,813 RSUs that are Service-based Awards. Service-based Awards granted during 2017 had grant date fair values of $69.10 to $85.68 per share, with an average value of $78.32 per share. During 2017, 2,512 Service-based Awards vested and 154 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $156,353 for the year ended December 31, 2017.
Deferred Cash
The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and vests ratably over four years and requires payment upon vesting. The Company granted $93,366, $82,592 and $3,750 of deferred cash awards pursuant to the deferred cash compensation program during the years ended December 31, 2019, 2018 and 2017, respectively.
In November 2016, the Company granted a restricted cash award in conjunction with the appointment of the Executive Chairman with a target payment amount of $35,000, of which $11,000 vested on March 1, 2019 and $6,000 is scheduled to vest on each of the first four anniversaries of March 1, 2019, provided that the Executive Chairman continues to remain employed through each such vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following May 1, 2019, subject to a six month prior written notice requirement) or a change in control. The Company had the discretion to increase (by an amount up to $35,000) or decrease (by an amount up to $8,750) the total amount payable under this award.
In 2017, the Company granted deferred cash awards of $29,500 to certain employees. These awards vest in five equal installments over the period ending June 30, 2022, subject to continued employment. The Company records expense for these awards ratably over the vesting period.
Compensation expense related to deferred cash awards was $93,201, $58,430 and $24,677 for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the total compensation cost related to deferred cash awards not yet recognized was $127,242. The weighted-average period over which this compensation cost is expected to be recognized is 25 months.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2020 Equity and Deferred Cash Grants
During the first quarter of 2020, as part of the 2019 bonus awards, the Company granted to certain employees approximately 1,900 unvested RSUs pursuant to the 2016 Plan with a grant date fair value of $81.53 per share. These awards will generally vest over four years. In addition, during the first quarter of 2020, the Company granted approximately $179,000 of deferred cash to certain employees which is pursuant to the deferred cash compensation program. These awards will generally vest over four years.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 (the "2013 Long-term Incentive Plan") and January 1, 2017 (the "2017 Long-term Incentive Plan"). The 2013 Long-term Incentive Plan was paid in cash in installments in 2017, 2018 and the first quarter of 2019. The 2017 Long-term Incentive Plan, which aggregates $97,353 of long-term liabilities on the Consolidated Statement of Financial Condition as of December 31, 2019, is due to be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2021, 2022 and 2023, subject to employment at the time of payment. These awards are subject to retirement eligibility requirements after the performance criteria has been achieved. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The compensation expense related to these awards was $31,931, $42,745 and $31,923 for the years ended December 31, 2019, 2018 and 2017, respectively. In conjunction with this plan, the Company distributed cash payments of $19,516, $4,532 and $34,157 during the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, based on the Company's current assessment of the probability of the level of benchmarks being achieved, the total remaining expense to be accrued for the 2017 Long-term Incentive Plan over the future vesting period ending March 15, 2023 is $60,441.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $20,421, $17,971 and $20,969 for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining unamortized amount of these awards was $34,073 as of December 31, 2019.
Other
The total income tax benefit related to share-based compensation arrangements recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 was $49,251, $39,958 and $53,402, respectively. The benefit for 2017 does not reflect the impact of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. See Note 22 for further information.
Separation and Transition Benefits
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits within the Investment Banking segment of approximately $8,145 for the year ended December 31, 2019. This is comprised of expense related to cash separation benefits of $6,178 and expense related to the acceleration of the amortization of share-based payments of $1,967. In conjunction with these arrangements, the Company distributed cash payments of $6,035 for the year ended December 31, 2019.
The Company granted separation benefits to certain employees, resulting in expense included in Employee Compensation and Benefits of approximately $9,420 and $6,655 for the years ended December 31, 2018 and 2017, respectively. In conjunction with these arrangements, the Company distributed cash payments of $8,565 and $2,914 for the years ended December 31, 2018 and 2017, respectively.
In the first quarter of 2020, the Company completed a review of its operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

growth. This review, which began in the fourth quarter of 2019, will generate reductions of approximately 6% of the Company's headcount. In conjunction with the employment reductions, the Company is expected to incur costs (including costs related to the acceleration of deferred compensation) of approximately $38,000. The Company's estimates are based on a number of assumptions. Actual results may differ materially and additional charges not currently expected may be incurred in connection with, or as a result of, these employment reductions.
In conjunction with this review, the Company granted separation and transition benefits to certain employees, resulting in expense included in Special Charges primarily within the Investment Banking segment of $2,850 for the year ended December 31, 2019. This is comprised of expense related to separation benefits and accelerated deferred cash compensation (together, "Termination Costs") of $1,578 and expense related to the acceleration of the amortization of share-based payments of $1,272. In conjunction with these arrangements, the Company distributed cash payments of $377 for the year ended December 31, 2019.
The following table presents the change in the Company's Termination Costs liability for the year ended December 31, 2019:

Balance at January 1, 2019	$505
Termination Costs Incurred	7,756
Cash Benefits Paid	(6,412)
Non-Cash Charges	(698)
Balance at December 31, 2019	$1,151

The Company also granted separation and transition benefits to certain employees, resulting in expense included in Special Charges of $2,024 and $3,930 for the years ended December 31, 2018 and 2017, respectively. See Note 6 for further information.
Note 20 – Commitments and Contingencies
Private Equity – As of December 31, 2019, the Company had unfunded commitments for capital contributions of $13,767 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
On February 11, 2010, the Company announced the formation of a strategic alliance to pursue private equity investment opportunities with Trilantic and to collaborate on the future growth of Trilantic's business. See Note 11 for further information.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of December 31, 2019. Drawings under this facility bear interest at the prime rate. On January 2, 2018, East drew down $30,000 on this facility, which was repaid on March 2, 2018. On March 11, 2019, East drew down $30,000 on this facility, which was repaid on May 3, 2019. On June 21, 2019, East amended this facility with PNC such that, among other things, the interest rate provisions were modified to LIBOR plus 125 basis points and the maturity date was extended to October 31, 2020 (as amended, the "Existing PNC Facility").
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20,000, to be used for working capital and other corporate activities. The facility is unsecured and matures on October 31, 2020, subject to an extension agreed to between East and PNC. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of December 31, 2019. Drawings under this facility bear interest at LIBOR plus 150 basis points. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of December 31, 2019.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $7,920 and is secured by trading securities. No interest is

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.

Tax Receivable Agreement – As of December 31, 2019, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $94,522. The Company expects to pay to the counterparties to the Tax Receivable Agreement $9,570 within one year or less, $19,994 in one to three years, $19,863 in three to five years and $45,095 after five years.
Other Commitments – In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $2,008 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during 2019. At December 31, 2019, the Company had a remaining commitment of $296 for contingent consideration related to its acquisition of Kuna & Co. KG.
The Company also had a commitment for contingent consideration related to an arrangement with the former employer of certain RECA employees, which provides for contingent consideration to be paid to the former employer of up to $4,463, based on the completion of certain client engagements. The Company recognized expenses of $400 and $3,971 for the years ended December 31, 2019 and 2018, respectively, in Professional Fees on the Company's Consolidated Statements of Operations pursuant to this arrangement. The contingent consideration was fully paid as of December 31, 2019. See Note 5 for further information.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2019	2018	2017
Cash and Cash Equivalents	$633,808	$790,590	$609,587
Restricted Cash included in Other Assets	10,078	9,506	7,798
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$643,886	$800,096	$617,385

Restricted Cash included in Other Assets on the Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Foreign Exchange – On occasion, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of December 31, 2019.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Beginning on or about November 16, 2016, several putative securities class action complaints were filed against Adeptus Health Inc. ("Adeptus") and certain others, including EGL as underwriter, in connection with Adeptus' June 2014 initial public offering and May 2015, July 2015 and June 2016 secondary public offerings. The cases were consolidated in the U.S. District Court for the Eastern District of Texas where a consolidated complaint was filed asserting, in part, that the offering materials issued in connection with the four public offerings violated the U.S. Securities Act of 1933 by containing alleged misstatements and omissions. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy and was subsequently removed as a defendant. On November 21, 2017, the plaintiffs filed a consolidated complaint, and the defendants filed motions to dismiss on February 5, 2018. On September 12, 2018, the defendants' motions to dismiss were granted as to the claims relating to the initial public offering and the May 2015 secondary public offering, but denied as to the claims relating to the July 2015 and June 2016 secondary public offerings. EGL underwrote approximately 293 shares of common stock in the July 2015 secondary public offering, representing an aggregate offering price of approximately $30,800, but did not underwrite any shares in the June 2016 secondary public offering. On September 25, 2018, the plaintiffs filed an amended complaint relating only to the July 2015 and June 2016 secondary public offerings. On December 7, 2018, the plaintiffs filed a motion for class certification, and the defendants filed briefs in opposition. On February 16, 2019, the plaintiffs filed a second amended complaint after having been granted leave to amend by the court. On March 4, 2019, the defendants filed a motion to dismiss as to the second amended complaint. On January 9, 2020, the Court granted preliminary approval of a settlement among the parties, including the underwriters, and scheduled a final hearing for May 20, 2020. The settlement amount attributed to the Company is not material to the Company.
Note 21 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of December 31, 2019 and 2018 was $331,510 and $331,097, respectively, which exceeded the minimum net capital requirement by $331,260 and $330,847, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2019.
ETC, which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of December 31, 2019.
Note 22 – Income Taxes
As a result of the Company's formation and initial public offering, collectively referred to as the reorganization, the operating business entities of the Company were restructured and a portion of the Company's income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2019 and 2018 were $3,400 and $33,621, respectively.
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
Additionally, the Company expects to recognize the income tax effects associated with the new global intangible low-taxed income ("GILTI") provisions in the period incurred. For the years ended December 31, 2019 and 2018, no additional income tax expense associated with the GILTI provisions has been reported and it is not expected to be material to the Company’s effective tax rate for the year.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

The following table presents the U.S. and non-U.S. components of Income before income tax expense:

	For the Years Ended December 31,
	2019	2018	2017
U.S.	$359,496	$449,171	$379,407
Non-U.S.	32,986	36,589	4,489
Income before Income Tax Expense(a)	$392,482	$485,760	$383,896

(a)	Net of Noncontrolling Interest.
The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 consist of:

	For the Years Ended December 31,
	2019	2018	2017
Current:
Federal	$72,712	$80,690	$85,371
Foreign	6,134	7,360	9,796
State and Local	26,703	24,451	14,955
Total Current	105,549	112,501	110,122
Deferred:
Federal	(2,169)	(4,771)	150,800
Foreign	(5,022)	(61)	(3,464)
State and Local	(3,312)	851	984
Total Deferred	(10,503)	(3,981)	148,320
Total	$95,046	$108,520	$258,442

A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	For the Years Ended December 31,
	2019	2018	2017
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	21.0%	21.0%	35.0%
Increase Due to State and Local Taxes	4.2%	3.6%	3.1%
Rate Benefits as a Limited Liability Company/Flow Through	(2.5)%	(2.6)%	(2.3)%
Foreign Taxes	(0.1)%	0.2%	(1.1)%
Non-Deductible Expenses(1)	1.6%	1.2%	1.6%
ASU 2016-09 Benefit for Stock Compensation	(2.7)%	(4.2)%	(5.5)%
Tax Cuts and Jobs Act - Reduction to Tax Receivable Agreement Liability	—%	—%	(5.6)%
Tax Cuts and Jobs Act - Primarily Related to the Re-measurement of Net Deferred Tax Assets	—%	0.1%	32.7%
Valuation Allowances	0.3%	0.3%	1.1%
Other Adjustments	(0.6)%	0.1%	0.1%
Effective Income Tax Rate	21.2%	19.7%	59.1%

(1)	Primarily related to non-deductible share-based compensation expense.
In conjunction with the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced income tax rates in the U.S. in 2018 and in future years, the Company's tax provision for 2017 includes a charge of $143,261, resulting from the estimated re-measurement of net deferred tax assets, which relates principally to temporary differences between book and tax, primarily related to the step-up in basis associated with the exchange of partnership units, deferred compensation, amortization of goodwill and intangible assets and depreciation of fixed assets and leasehold improvements, as well as the write-down of foreign

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

currency related deferred tax assets. This charge, as well as the reduction in the liability for amounts due pursuant to the Company's tax receivable agreement, resulted in an increase in the effective tax rate of 27.1 percentage points for 2017. During 2018, the Company finalized the provisional tax impact of the Tax Cuts and Jobs Act resulting in an additional charge of $399, primarily related to the re-measurement of net deferred tax assets. In conjunction with the enactment of the Tax Cuts and Jobs Act, the Company's effective tax rate for the year ended December 31, 2018 was reduced by 12.3 percentage points, before the impact of ASU 2016-09. The effective tax rate for the years ended December 31, 2019, 2018 and 2017 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price be reflected in income tax expense. The effective tax rate reflects net excess tax benefits associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price of $12,229, $23,350 and $24,003 being recognized in the Company's Provision for Income Taxes for the years ended December 31, 2019, 2018, and 2017, respectively, and resulted in a reduction in the effective tax rate of 2.7, 4.2 and 5.5 percentage points for the years ended December 31, 2019, 2018 and 2017, respectively. The effective tax rate for 2019, 2018 and 2017 also reflects the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units and Class I-P and K-P Units and Class G and H LP Interests, as well as the noncontrolling interest associated with LP Units and other adjustments.
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
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Deferred Tax Assets:
Depreciation and Amortization	$37,912	$33,738
Compensation and Benefits	85,567	61,541
Step up in tax basis due to the exchange of LP Units for Class A Shares(1)	99,979	111,108
Step up in tax basis due to the exchange of LP Units for Class A Shares(2)	41,286	37,079
Operating Lease(3)	58,497	—
Other	20,617	24,720
Total Deferred Tax Assets	$343,858	$268,186
Deferred Tax Liabilities:
Operating Lease(3)	$46,682	$—
Goodwill, Intangible Assets and Other	19,012	18,873
Total Deferred Tax Liabilities	$65,694	$18,873
Net Deferred Tax Assets Before Valuation Allowance	278,164	249,313
Valuation Allowance	(9,573)	(8,221)
Net Deferred Tax Assets	$268,591	$241,092

(1)	Step-up in the tax basis associated with the exchange of LP Units for holders which have a tax receivable agreement.

(2)	Step-up in the tax basis associated with the exchange of LP Units for holders which do not have a tax receivable agreement.

(3)
As discussed in Note 3, in 2019, the Company adopted ASU 2016-02 using the modified retrospective approach as of the date of adoption, which resulted in the recognition of operating lease right-of-use assets and lease liabilities.

The $27,499 increase in net deferred tax assets from December 31, 2018 to December 31, 2019 was primarily attributable to the net $21,278 increase in compensation and benefits, depreciation and amortization, as well as the step-up in basis of the tangible and intangible assets of Evercore LP, as discussed below.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

During 2019, the LP holders exchanged 353 Class A and Class E LP Units for Class A Shares, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. The exchange of Class E and certain Class A LP Units resulted in a $7,352 step-up in the tax basis of the tangible and intangible assets of Evercore LP and a corresponding increase to Additional Paid-In-Capital on the Company's Consolidated Statement of Financial Condition as of December 31, 2019. Further, there were no exchanges of such Class A LP Units under the tax receivable agreement that was entered into in 2006 between the Company and the LP Unit holders for the year ended December 31, 2019. See Note 16 for further discussion.
The Company reported an increase in deferred tax assets of $173 associated with changes in Unrealized Gain (Loss) on Investment Securities and a decrease of $1,306 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2019. The Company reported an increase in deferred tax assets of $86 associated with changes in Unrealized Gain (Loss) on Investment Securities and an increase of $439 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2018.
The Company's affiliates generated approximately $6,884 of NYC unincorporated business tax credit carryforwards; a portion were set to expire in the 2019 tax year. Management has weighed both the positive and negative evidence and determined that it was appropriate to establish a valuation allowance of $4,600, on the amount of credits that are not expected to be realized.
A reconciliation of the changes in tax positions for the years ended December 31, 2019, 2018 and 2017 is as follows:

	December 31,
	2019	2018	2017
Beginning unrecognized tax benefit	$—	$—	$—
Additions for tax positions of prior years	616	—	—
Reductions for tax positions of prior years	—	—	—
Lapse of Statute of Limitations	(122)	—	—
Decrease due to settlement with Taxing Authority	—	—	—
Ending unrecognized tax benefit	$494	$—	$—

The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. As of December 31, 2019, there were $494 of unrecognized tax benefits that, if recognized, $402 would affect the effective tax rate. The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $216 and $13, respectively, during the year ended December 31, 2019. In 2019, the Company recognized tax benefits of ($41) and ($3) of interest and penalties, respectively, associated with the lapse of the statute of limitations. The Company had no unrecognized tax benefits from January 1, 2017 through December 31, 2018.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company and its affiliates are currently under examination by New York City for tax years 2014 through 2016 and New York State for tax years 2013 through 2015. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2014.
Note 23 – Concentrations of Credit Risk
Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, investment securities, foreign government obligations and receivables from clients. The Company has placed substantially all of its Cash and Cash Equivalents in interest-bearing deposits in U.S. commercial banks and U.S. investment banks that meet certain rating and capital requirements. The Company's foreign subsidiaries maintain substantially all of their Cash and Cash Equivalents in interest bearing accounts at large commercial banking institutions domiciled in their respective countries of operation. Concentrations of credit risk are limited due to the quality of the Company's clients.
Credit Risks
The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured ("FDIC") limits or enter into sweep arrangements where banks will periodically transfer a portion of the Company's excess cash position to a money market

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

fund. However, the Company believes that it is not exposed to significant credit risk due to the financial position of the depository institutions or investment vehicles in which those deposits are held.
As of December 31, 2019, the Company has securities purchased under agreements to resell of $13,566 for which the Company has received collateral with a fair value of $13,572. Additionally, the Company has securities sold under agreements to repurchase of $26,000, for which the Company has pledged collateral with a fair value of $25,992. The Company has established risk management procedures to monitor the exposure to concentrations of credit from Securities Purchased Under Agreements to Resell. The collateral for the receivables is primarily secured by Mexican government bonds and the Company monitors the collateral pledged under these agreements against their contract value from inception to maturity date.
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
At December 31, 2019 and 2018, total receivables recorded in Accounts Receivable amounted to $296,355 and $309,075, respectively, net of an allowance, and total receivables recorded in Other Assets amounted to $63,554 and $60,948, respectively. The Company recorded bad debt expense of $10,451, $3,365 and $2,579 for the years ended December 31, 2019, 2018 and 2017, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2019, total contract assets recorded in Other Current Assets and Other Assets amounted to $31,525 and $2,504, respectively. As of December 31, 2018, total contract assets recorded in Other Current Assets and Other Assets amounted to $2,833 and $541, respectively.
With respect to the Company's Investment Securities portfolio, which is comprised of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and equity securities, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2019, the Company had Investment Securities of $409,150, of which 84% were corporate and municipal securities and treasury bills and notes, primarily with S&P ratings ranging from AAA to BB+, and 16% were equity securities, exchange-traded funds and mutual funds.
Periodically, the Company provides compensation to new and existing employees in the form of loans and/or other cash awards, which include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. See Note 19 for further information.
Note 24 – Segment Operating Results
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
The Company's segment information for the years ended December 31, 2019, 2018 and 2017 is prepared using the following methodology:

•	Revenue, expenses and income (loss) from equity method investments directly associated with each segment are included in determining pre-tax income.

•	Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount, square footage and other performance and time-based factors.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

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
Other Revenue, net, included in each segment's Net Revenues includes interest income and income (losses) earned on investment securities, including our investment funds which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on the Company’s debt security investment in G5, as well as adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations, principal trading and realized and unrealized gains and losses on interests in Private Equity funds which are not managed by the Company. Other Revenue, net, also includes interest expense associated with the Company’s Notes Payable, subordinated borrowings and lines of credit, as well as revenue and expenses associated with repurchase or resale transactions.
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
Other Expenses include the following:

•
Amortization of LP Units/Interests and Certain Other Awards – Includes amortization costs or the reversal of expenses associated with the vesting of Class E LP Units, Class G and H LP Interests and Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards.

•
Special Charges – Includes expenses in 2019 related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York, the impairment of goodwill in the Company's Institutional Asset Management reporting unit and separation and transition benefits for certain employees terminated as a result of the Company's review of its operations. Includes expenses in 2018 related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K. and separation benefits and related charges associated with the Company's businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York. Expenses in 2017 related to the impairment of goodwill in the Company's Institutional Asset Management reporting unit, the impairment of the Company's former equity method investment in G5, and the transition of certain employees in conjunction with the sale of the Institutional Trust and Independent Fiduciary business of ETC.

•
Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.

•
Fair Value of Contingent Consideration – Includes expense, or the reversal of expense, associated with changes in the fair value of contingent consideration issued to the sellers of certain of the Company's acquisitions.

•	Intangible Asset and Other Amortization – Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2019	2018	2017
Investment Banking
Net Revenues(1)	$1,951,795	$2,012,023	$1,634,268
Operating Expenses	1,485,477	1,448,301	1,175,927
Other Expenses(2)	33,618	30,366	35,810
Operating Income	432,700	533,356	422,531
Income from Equity Method Investments	916	518	277
Pre-Tax Income	$433,616	$533,874	$422,808
Identifiable Segment Assets	$2,393,647	$1,923,783	$1,294,103
Investment Management
Net Revenues(1)	$56,903	$52,682	$70,081
Operating Expenses	48,645	43,940	51,646
Other Expenses(2)	3,247	21	12,155
Operating Income	5,011	8,721	6,280
Income from Equity Method Investments	10,080	8,776	8,561
Pre-Tax Income	$15,091	$17,497	$14,841
Identifiable Segment Assets	$204,966	$201,884	$290,783
Total
Net Revenues(1)	$2,008,698	$2,064,705	$1,704,349
Operating Expenses	1,534,122	1,492,241	1,227,573
Other Expenses(2)	36,865	30,387	47,965
Operating Income	437,711	542,077	428,811
Income from Equity Method Investments	10,996	9,294	8,838
Pre-Tax Income	$448,707	$551,371	$437,649
Identifiable Segment Assets	$2,598,613	$2,125,667	$1,584,886

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2019	2018	2017
Investment Banking(A)	$19,023	$(3,156)	$58,399
Investment Management(B)	6,292	4,436	10,433
Total Other Revenue, net	$25,315	$1,280	$68,832

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and lines of credit of $12,917, $9,201 and $9,960 for the years ended December 31, 2019, 2018 and 2017, respectively, and includes an estimated gain of $77,535 related to a reduction in the liability for amounts due pursuant to the tax receivable agreement and a loss of $16,266 related to the release of cumulative foreign exchange losses resulting from the restructuring of the Company's former equity method investment in G5 for the year ended December 31, 2017. Also includes ($701) of principal trading losses for the year ended December 31, 2017 to conform to the current presentation.

(B)
Investment Management Other Revenue, net, includes a gain of $7,808 related to the sale of the Institutional Trust and Independent Fiduciary business of ETC for the year ended December 31, 2017. Also includes $2,037 of net realized and unrealized gains on private equity investments for the year ended December 31, 2017 to conform to the current presentation.

(2)	Other Expenses are as follows:

	For the Years Ended December 31,
	2019	2018	2017
Investment Banking
Amortization of LP Units/Interests and Certain Other Awards	$18,183	$15,241	$11,444
Special Charges	7,202	5,012	14,400
Acquisition and Transition Costs	705	—	555
Fair Value of Contingent Consideration	—	1,485	—
Intangible Asset and Other Amortization	7,528	8,628	9,411
Total Investment Banking	33,618	30,366	35,810
Investment Management
Special Charges	2,939	—	11,037
Acquisition and Transition Costs	308	21	1,118
Total Investment Management	3,247	21	12,155
Total Other Expenses	$36,865	$30,387	$47,965

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Years Ended December 31,
	2019	2018	2017
Net Revenues:(1)
United States	$1,464,551	$1,591,883	$1,199,231
Europe and Other	501,425	438,602	422,271
Latin America	17,407	32,940	14,015
Total	$1,983,383	$2,063,425	$1,635,517
(1) Excludes Other Revenue, Including Interest and Investments, and Interest Expense.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

The Company's total assets are located in the following geographical areas:

	December 31,
	2019	2018
Total Assets:
United States	$2,158,347	$1,757,589
Europe and Other	373,822	298,917
Latin America	66,444	69,161
Total	$2,598,613	$2,125,667

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Note 25 – Evercore Inc. (Parent Company Only) Financial Statements
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Equity Investment in Subsidiary	$1,066,398	$824,239
Deferred Tax Assets	244,965	223,936
Goodwill	15,236	15,236
Other Assets	18,704	—
TOTAL ASSETS	$1,345,303	$1,063,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Payable to Related Party	$9,570	$9,161
Taxes Payable	—	30,749
Other Current Liabilities	6,003	2,358
Total Current Liabilities	15,573	42,268
Amounts Due Pursuant to Tax Receivable Agreements	84,952	94,411
Long-term Debt - Notes Payable	375,062	168,612
TOTAL LIABILITIES	475,587	305,291
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 68,698,675 and 65,872,014 issued at December 31, 2019 and 2018, respectively, and 39,176,010 and 39,748,576 outstanding at December 31, 2019 and 2018, respectively)	687	659
Class B, par value $0.01 per share (1,000,000 shares authorized, 84 and 86 issued and outstanding at December 31, 2019 and 2018, respectively)	—	—
Additional Paid-In-Capital	2,016,524	1,818,100
Accumulated Other Comprehensive Income (Loss)	(27,596)	(30,434)
Retained Earnings	558,269	364,882
Treasury Stock at Cost (29,522,665 and 26,123,438 shares at December 31, 2019 and 2018, respectively)	(1,678,168)	(1,395,087)
TOTAL STOCKHOLDERS' EQUITY	869,716	758,120
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,345,303	$1,063,411

See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018	2017
REVENUES
Other Revenue, Including Interest and Investments	$12,915	$9,202	$86,784
TOTAL REVENUES	12,915	9,202	86,784
Interest Expense	12,915	9,202	9,249
NET REVENUES	—	—	77,535
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	—	—	77,535
Equity in Income of Subsidiary	383,717	473,978	287,440
Provision for Income Taxes	86,281	96,738	239,521
NET INCOME	$297,436	$377,240	$125,454
See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$297,436	$377,240	$125,454
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Undistributed Income of Subsidiary	(383,717)	(473,978)	(209,905)
Adjustment to Tax Receivable Agreement	—	—	(77,535)
Deferred Taxes	(3,966)	(5,311)	153,344
Accretion on Long-term Debt	336	265	250
(Increase) Decrease in Operating Assets:
Other Assets	(18,704)	9,689	(9,689)
Increase (Decrease) in Operating Liabilities:
Taxes Payable	(30,749)	30,749	(21,341)
Net Cash Provided by (Used in) Operating Activities	(139,364)	(61,346)	(39,422)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	30,449	138,648	95,943
Net Cash Provided by Investing Activities	30,449	138,648	95,943
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Notes Payable	205,718	—	—
Dividends	(96,803)	(77,302)	(56,521)
Net Cash Provided by (Used in) Financing Activities	108,915	(77,302)	(56,521)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of Year	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of Year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Accrued Dividends	$14,642	$12,288	$9,815
See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

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
Note C – Stockholders' Equity
The Company is authorized to issue 1,000,000 shares of Class A common stock ("Class A Shares"), par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2019, the Company has issued 68,699 Class A Shares. The Company canceled one share of Class B common stock, which was held by a limited partner of Evercore LP during 2019. During 2019, the Company purchased 1,039 Class A Shares primarily from employees at market values ranging from $71.11 to $96.22 per share primarily for the net settlement of stock-based compensation awards and 2,360 Class A Shares at market values ranging from $73.18 to $92.33 per share pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $283,081 on the Company's Statement of Financial Condition as of December 31, 2019. During the year ended December 31, 2019, the Company declared and paid dividends of $2.24 per share, totaling $89,407, which were wholly funded by the Company's sole subsidiary, Evercore LP, and accrued deferred cash dividends on unvested RSUs, totaling $14,642. During the year ended December 31, 2019, the Company also paid deferred cash dividends of $7,396, which were wholly funded by the Company's sole subsidiary, Evercore LP. Dividends are paid and treasury shares are repurchased by a subsidiary of Evercore Inc.
As discussed in Note 19 to the consolidated financial statements, both the Evercore LP partnership units and restricted stock units are exchangeable into Class A Shares on a one-for-one basis once vested.
Note D – Issuance of Notes Payable
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes (the "2016 Private Placement Notes"), including: $38,000 aggregate principal amount of its 4.88% Series A senior notes due 2021, $67,000 aggregate principal amount of its 5.23% Series B senior notes due 2023, $48,000 aggregate principal amount of its 5.48% Series C senior notes due 2026 and $17,000 aggregate principal amount of its 5.58% Series D senior notes due 2028, pursuant to a note purchase agreement dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
On August 1, 2019, the Company issued $175,000 and £25,000 of senior unsecured notes (the "2019 Private Placement Notes"), through private placement. These notes reflect a weighted average life of 12 years and a weighted average stated interest rate of 4.26%. These notes include: $75,000 aggregate principal amount of its 4.34% Series E senior notes due 2029, $60,000 aggregate principal amount of its 4.44% Series F senior notes due 2031, $40,000 aggregate principal amount of its 4.54% Series G senior notes due 2033 and £25,000 aggregate principal amount of its 3.33% Series H senior notes due 2033, each of which were issued pursuant to a note purchase agreement dated as of August 1, 2019, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Note E – Commitments and Contingencies
As of December 31, 2019, as discussed in Note 14 to the consolidated financial statements, the Company estimates the contractual obligations related to the 2016 and 2019 Private Placement Notes to be $519,690. Pursuant to the 2016 and 2019 Private Placement Notes, the Company expects to make payments to the notes' holders of $19,871 within one year or less, $70,587 in one to three years, $93,404 in three to five years and $335,828 after five years.
As of December 31, 2019, as discussed in Note 20 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $94,522. The company expects to pay to the counterparties to the Tax Receivable Agreement $9,570 within one year or less, $19,994 in one to three years, $19,863 in three to five years and $45,095 after five years.

SUPPLEMENTAL FINANCIAL INFORMATION
(dollars in thousands, except per share data)
Consolidated Quarterly Results of Operations (unaudited)
The following represents the Company's unaudited quarterly results for the years ended December 31, 2019 and 2018. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net Revenues	$660,127	$402,198	$531,046	$415,327
Total Expenses	503,404	331,854	404,212	331,517
Income Before Income from Equity Method Investments and Income Taxes	156,723	70,344	126,834	83,810
Income from Equity Method Investments	3,770	2,562	2,453	2,211
Income Before Income Taxes	160,493	72,906	129,287	86,021
Provision for Income Taxes	34,793	20,402	32,030	7,821
Net Income	125,700	52,504	97,257	78,200
Net Income Attributable to Noncontrolling Interest	20,516	9,226	15,515	10,968
Net Income Attributable to Evercore Inc.	$105,184	$43,278	$81,742	$67,232
Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Basic	$2.68	$1.09	$2.02	$1.66
Diluted	$2.48	$1.01	$1.88	$1.52
Dividends Declared Per Share of Class A Common Stock	$0.58	$0.58	$0.58	$0.50

	For the Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net Revenues	$771,406	$381,259	$448,477	$463,563
Total Expenses	521,200	306,719	343,695	351,014
Income Before Income from Equity Method Investments and Income Taxes	250,206	74,540	104,782	112,549
Income from Equity Method Investments	2,452	2,298	2,419	2,125
Income Before Income Taxes	252,658	76,838	107,201	114,674
Provision for Income Taxes	60,502	17,539	25,541	4,938
Net Income	192,156	59,299	81,660	109,736
Net Income Attributable to Noncontrolling Interest	28,851	9,838	12,729	14,193
Net Income Attributable to Evercore Inc.	$163,305	$49,461	$68,931	$95,543
Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Basic	$4.07	$1.21	$1.69	$2.36
Diluted	$3.67	$1.08	$1.52	$2.10
Dividends Declared Per Share of Class A Common Stock	$0.50	$0.50	$0.50	$0.40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in Internal Control - Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2019.
The Company's independent registered public accounting firm has issued its written attestation report on the Company's internal control over financial reporting, as included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Evercore Inc.
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 25, 2020

Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2019

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	6,022,320	—	2,872,011
Equity compensation plans not approved by shareholders(3)	486,000	—	—
Total	6,508,320	—	2,872,011

(1)	Includes shares that may be issued upon the vesting of RSUs and dividend equivalents accrued thereon.

(2)	To date, we have issued RSUs which by their nature have no exercise price.

(3)
Reflects 486,000 RSUs granted to John S. Weinberg in connection with his employment with the Company as its Executive Chairman. The RSUs were awarded in reliance on the employment inducement exception provided under Section 303A.08 of the New York Stock Exchange Listed Company Manual. See Note 19 to our consolidated financial statements for more information.

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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Evercore Inc., as filed with the Secretary of State of the State of Delaware on October 17, 2017(27)

3.2	Amended and Restated By-Laws, dated August 29, 2017(26)

4.1	Form of 4.34% Series E senior notes due 2029(30)

4.2	Form of 4.44% Series F senior notes due 2031(30)

4.3	Form of 4.54% Series G senior notes due 2033(30)

4.4	Form of 3.33% Series H senior notes due 2033(30)

4.5	Description of Capital Stock (filed herewith)

10.1	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.2	Registration Rights Agreement, dated as of August 10, 2006(2)

10.3	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.4	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(4)

10.5	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman(5)

10.6	*Employment Agreement between the Registrant and Robert B. Walsh(3)

10.7	Form of Indemnification Agreement between the Registrant and each of its directors(1)

10.8	Evercore Partners II L.L.C. Limited Liability Company Agreement(1)

10.9	*Employment Agreement between the Registrant and Ralph L. Schlosstein(6)

10.10	Contribution and Exchange Agreement, dated February 11, 2010(7)

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

10.23	*Employment Agreement between the Registrant and Edward S. Hyman(18)

10.24	*Cash Unit Award Agreement(19)

10.25	*Form Restricted Stock Unit Award Agreement for U.S. Employees(19)

10.26	Form of Note Purchase Agreement, dated March 30, 2016(20)

10.27	Loan Agreement, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(21)

10.28	Borrowing Base Rider, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(21)

10.29	Committed Line of Credit Note, dated as of June 24, 2016, made by Evercore Partners Services East L.L.C., as borrower(21)

10.30	*Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(22)

10.31	*Employment Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(23)

10.32	*Incentive Subscription Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(23)

10.33	*Restricted Stock Unit Award Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(23)

10.34	*Confidentiality, Non-Solicitation and Proprietary Information Agreement, dated as of November 15, 2016, by and between Evercore Partners Inc. and John S. Weinberg(23)

10.35	*2017 Form Restricted Stock Unit Award Agreement for U.S. Employees(24)

10.36	*2017 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(24)

10.37	*2017 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(24)

10.38	Letter from PNC Bank, National Association, as lender, to Evercore Partners Services East L.L.C., as borrower, dated June 14, 2017(25)

10.39
Seventh Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of November 1, 2017, by and among Evercore Inc., as general partner, and the Limited Partners (as defined therein) of the Partnership(28)

10.40	Letter from PNC Bank, National Association, as lender, to Evercore Partners Services East L.L.C., as borrower, dated June 21, 2018(29)

10.41	*2019 Form Restricted Stock Unit Award Agreement for U.S. Employees(29)

10.42	Form of Note Purchase Agreement, dated as of August 1, 2019(30)

10.43	Amended and Restated 2016 Evercore Inc. Stock Incentive Plan, Israeli Appendix(31)

11	Not included as a separate exhibit - earnings per share can be determined from Note 18 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in Inline XBRL (and contained in Exhibit 101)

(1)	Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.

(2)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.

(3)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.

(4)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.

(5)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.

(6)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.

(7)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 16, 2010.

(8)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 5, 2010.

(9)	Incorporated by Reference to the Registrant's Registration Statement on Form S-3 (Registration No. 833-171487), as amended, originally filed with the SEC on December 30, 2010.

(10)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 25, 2011.

(11)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 14, 2011.

(12)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 29, 2012.

(13)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 29, 2013.

(14)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2013.

(15)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2013.

(16)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 28, 2014.

(17)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 4, 2014.

(18)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2015.

(19)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2016.

(20)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 31, 2016.

(21)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016.

(22)	Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 28, 2016.

(23)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 18, 2016.

(24)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2017.

(25)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2017.

(26)	Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on September 1, 2017.

(27)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2017.

(28)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 23, 2018.

(29)	Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 22, 2019.

(30)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q Commission File No. 001-32975), for the period ended June 30, 2019.

(31)	Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q Commission File No. 001-32975), for the period ended September 30, 2019.

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
Date: February 25, 2020
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 25th day of February, 2020.

Signature	Title

/s/ RALPH SCHLOSSTEIN	Chief Executive Officer (Principal Executive Officer) and Director
Ralph Schlosstein

/s/ JOHN S. WEINBERG	Chairman
John S. Weinberg

/s/ ROGER C. ALTMAN	Senior Chairman
Roger C. Altman

/s/ RICHARD I. BEATTIE	Director
Richard I. Beattie

/s/ PAMELA G. CARLTON	Director
Pamela G. Carlton

/s/ ELLEN V. FUTTER	Director
Ellen V. Futter

/s/ GAIL BLOCK HARRIS	Director
Gail Block Harris

/s/ ROBERT B. MILLARD	Director
Robert B. Millard

/s/ WILLARD J. OVERLOCK, JR.	Director
Willard J. Overlock, Jr.

/s/ SIR SIMON M. ROBERTSON	Director
Sir Simon M. Robertson

/s/ WILLIAM J. WHEELER	Director
William J. Wheeler

/s/ SARAH K. WILLIAMSON	Director
Sarah K. Williamson

/s/ KENDRICK R. WILSON III	Director
Kendrick R. Wilson III

/s/ ROBERT B. WALSH	Chief Financial Officer (Principal Financial Officer)
Robert B. Walsh

/s/ PAUL PENSA	Controller (Principal Accounting Officer)
Paul Pensa