Form 10-Q
period 2020-03-31
Evercore Inc.
filed 2020-05-05
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 23, 2020 was 40,535,637. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 23, 2020 was 54 (excluding 46 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash and Cash Equivalents	$584,598	$633,808
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $13,060 and $114,204 at March 31, 2020 and December 31, 2019, respectively)	261,660	623,946
Financial Instruments Owned and Pledged as Collateral at Fair Value	20,422	12,431
Securities Purchased Under Agreements to Resell	—	13,566
Accounts Receivable (net of allowances of $6,895 and $7,881 at March 31, 2020 and December 31, 2019, respectively)	247,445	296,355
Receivable from Employees and Related Parties	24,697	22,416
Other Current Assets	86,735	87,900
Total Current Assets	1,225,557	1,690,422
Investments	88,225	89,490
Deferred Tax Assets	279,177	268,591
Operating Lease Right-of-Use Assets	269,832	199,988
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $122,943 and $117,387 at March 31, 2020 and December 31, 2019, respectively)	132,233	126,799
Goodwill	123,517	130,758
Intangible Assets (net of accumulated amortization of $7,907 and $7,292 at March 31, 2020 and December 31, 2019, respectively)	1,688	2,303
Other Assets	101,323	90,262
Total Assets	$2,221,552	$2,598,613
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$207,083	$518,991
Accounts Payable and Accrued Expenses	32,712	39,726
Securities Sold Under Agreements to Repurchase	20,422	26,000
Payable to Employees and Related Parties	35,858	31,703
Operating Lease Liabilities	34,585	33,316
Taxes Payable	571	3,400
Current Portion of Notes Payable	37,897	—
Other Current Liabilities	20,841	15,517
Total Current Liabilities	389,969	668,653
Operating Lease Liabilities	289,610	217,251
Notes Payable	335,173	375,062
Amounts Due Pursuant to Tax Receivable Agreements	84,949	84,952
Other Long-term Liabilities	83,986	126,445
Total Liabilities	1,183,687	1,472,363
Commitments and Contingencies (Note 17)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 71,899,956 and 68,698,675 issued at March 31, 2020 and December 31, 2019, respectively, and 40,535,411 and 39,176,010 outstanding at March 31, 2020 and December 31, 2019, respectively)	719	687
Class B, par value $0.01 per share (1,000,000 shares authorized, 55 and 84 issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	—	—
Additional Paid-In-Capital	2,111,945	2,016,524
Accumulated Other Comprehensive Income (Loss)	(37,928)	(27,596)
Retained Earnings	561,017	558,269
Treasury Stock at Cost (31,364,545 and 29,522,665 shares at March 31, 2020 and December 31, 2019, respectively)	(1,819,182)	(1,678,168)
Total Evercore Inc. Stockholders' Equity	816,571	869,716
Noncontrolling Interest	221,294	256,534
Total Equity	1,037,865	1,126,250
Total Liabilities and Equity	$2,221,552	$2,598,613
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Revenues
Investment Banking:
Advisory Fees	$358,564	$325,844
Underwriting Fees	21,118	26,920
Commissions and Related Fees	55,381	41,937
Asset Management and Administration Fees	12,747	12,383
Other Revenue, Including Interest and Investments	(14,763)	12,335
Total Revenues	433,047	419,419
Interest Expense	6,040	4,092
Net Revenues	427,007	415,327
Expenses
Employee Compensation and Benefits	270,742	247,632
Occupancy and Equipment Rental	18,910	16,217
Professional Fees	16,966	18,824
Travel and Related Expenses	16,151	17,664
Communications and Information Services	12,567	11,146
Depreciation and Amortization	6,871	7,038
Execution, Clearing and Custody Fees	4,186	3,019
Special Charges, Including Business Realignment Costs	23,676	1,029
Acquisition and Transition Costs	8	108
Other Operating Expenses	7,627	8,840
Total Expenses	377,704	331,517
Income Before Income from Equity Method Investments and Income Taxes	49,303	83,810
Income from Equity Method Investments	3,128	2,211
Income Before Income Taxes	52,431	86,021
Provision for Income Taxes	13,551	7,821
Net Income	38,880	78,200
Net Income Attributable to Noncontrolling Interest	7,705	10,968
Net Income Attributable to Evercore Inc.	$31,175	$67,232
Net Income Attributable to Evercore Inc. Common Shareholders	$31,175	$67,232
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,992	40,497
Diluted	42,317	44,155
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$0.78	$1.66
Diluted	$0.74	$1.52

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net Income	$38,880	$78,200
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(933)	(607)
Foreign Currency Translation Adjustment Gain (Loss), net	(11,308)	2,859
Other Comprehensive Income (Loss)	(12,241)	2,252
Comprehensive Income	26,639	80,452
Comprehensive Income Attributable to Noncontrolling Interest	5,796	11,293
Comprehensive Income Attributable to Evercore Inc.	$20,843	$69,159

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2020
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2019	68,698,675	$687	$2,016,524	$(27,596)	$558,269	(29,522,665)	$(1,678,168)	$256,534	$1,126,250
Cumulative Effect of Accounting Change(1)	—	—	—	—	(1,310)	—	—	—	(1,310)
Net Income	—	—	—	—	31,175	—	—	7,705	38,880
Other Comprehensive Income (Loss)	—	—	—	(10,332)	—	—	—	(1,909)	(12,241)
Treasury Stock Purchases	—	—	—	—	—	(1,841,880)	(141,014)	—	(141,014)
Evercore LP Units Converted into Class A Common Stock	791,695	8	41,577	—	—	—	—	(33,171)	8,414
Equity-based Compensation Awards	2,409,586	24	55,409	—	—	—	—	3,311	58,744
Dividends	—	—	—	—	(27,117)	—	—	—	(27,117)
Noncontrolling Interest (Note 14)	—	—	(1,565)	—	—	—	—	(11,176)	(12,741)
Balance at March 31, 2020	71,899,956	$719	$2,111,945	$(37,928)	$561,017	(31,364,545)	$(1,819,182)	$221,294	$1,037,865

	For the Three Months Ended March 31, 2019
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2018	65,872,014	$659	$1,818,100	$(30,434)	$364,882	(26,123,438)	$(1,395,087)	$249,819	$1,007,939
Net Income	—	—	—	—	67,232	—	—	10,968	78,200
Other Comprehensive Income	—	—	—	1,927	—	—	—	325	2,252
Treasury Stock Purchases	—	—	—	—	—	(1,249,510)	(107,693)	—	(107,693)
Evercore LP Units Converted into Class A Common Stock	237,367	2	16,292	—	—	—	—	(10,423)	5,871
Equity-based Compensation Awards	2,331,952	23	55,677	—	—	—	—	5,506	61,206
Dividends	—	—	—	—	(23,833)	—	—	—	(23,833)
Noncontrolling Interest (Note 14)	—	—	—	—	—	—	—	(17,984)	(17,984)
Balance at March 31, 2019	68,441,333	$684	$1,890,069	$(28,507)	$408,281	(27,372,948)	$(1,502,780)	$238,211	$1,005,958

(1)
The cumulative adjustment relates to the adoption of Accounting Standards Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, for which the Company recorded an adjustment to Retained Earnings to reflect the increase in the Company's Allowance for Doubtful Accounts as a result of the use of the current expected credit loss model. See Notes 2 and 3 for further information.

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net Income	$38,880	$78,200
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	24,767	(6,207)
Equity Method Investments	(1,291)	(910)
Equity-Based and Other Deferred Compensation	77,910	96,951
Noncash Lease Expense	9,065	8,479
Depreciation, Amortization and Accretion	8,526	8,135
Bad Debt Expense	474	1,353
Deferred Taxes	2,105	(6,598)
Decrease (Increase) in Operating Assets:
Investment Securities	634	(49)
Financial Instruments Owned and Pledged as Collateral at Fair Value	(13,099)	5,741
Securities Purchased Under Agreements to Resell	12,831	(5,887)
Accounts Receivable	42,009	(47,194)
Receivable from Employees and Related Parties	(2,344)	1,654
Other Assets	(11,564)	(3,382)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(359,947)	(519,492)
Accounts Payable and Accrued Expenses	(6,070)	(1,257)
Securities Sold Under Agreements to Repurchase	266	119
Payables to Employees and Related Parties	4,152	13,141
Taxes Payable	(2,829)	(32,606)
Other Liabilities	1,219	(2,939)
Net Cash Provided (Used In) by Operating Activities	(174,306)	(412,748)
Cash Flows From Investing Activities
Investments Purchased	—	(2,440)
Distributions of Private Equity Investments	—	364
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	332,819	136,606
Purchases of Investment Securities and Futures Contracts Activity	(209,602)	(138,493)
Maturity of Certificates of Deposit	214,266	100,000
Purchase of Furniture, Equipment and Leasehold Improvements	(12,661)	(15,644)
Net Cash Provided by Investing Activities	324,822	80,393
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	30	—
Distributions to Noncontrolling Interests	(11,068)	(17,984)
Short-Term Borrowings	—	30,000
Purchase of Treasury Stock and Noncontrolling Interests	(141,014)	(107,693)
Dividends	(33,781)	(27,471)
Net Cash Provided by (Used in) Financing Activities	(185,833)	(123,148)
Effect of Exchange Rate Changes on Cash	(8,429)	3,868
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(43,746)	(451,635)
Cash, Cash Equivalents and Restricted Cash-Beginning of Period	643,886	800,096
Cash, Cash Equivalents and Restricted Cash-End of Period	$600,140	$348,461
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$5,667	$6,297
Payments for Income Taxes	$20,896	$50,736
Accrued Dividends	$3,531	$3,336
Non-Cash Purchase of Noncontrolling Interest	$1,703	$—

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
Note 2 – Significant Accounting Policies
For a further discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2019. The December 31, 2019 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.
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
Evercore LP is a VIE and the Company is the primary beneficiary. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Condition in Note 25

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan") and Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan and Evercore Beijing (as of January 1, 2019 for Evercore Japan and Evercore Beijing), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan and Evercore Beijing assets of $174,774 and liabilities of $72,084 at March 31, 2020 and assets of $227,885 and liabilities of $129,494 at December 31, 2019.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
The Company adopted ASU No. 2016-13 on January 1, 2020, using a modified retrospective method of transition. The Company recorded a cumulative-effect adjustment to decrease retained earnings by $1,310 as of January 1, 2020. Following the adoption of ASU 2016-13, the Company’s accounting policies are as follows:
Accounts Receivable and Contract Assets – Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to the Company's clients. The Company records Accounts Receivable, net of any allowance for doubtful accounts, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. The Company maintains an allowance for doubtful accounts to provide coverage for estimated losses from its client receivables. The Company determines the adequacy of the allowance by estimating the probability of loss based on the Company's analysis of historical credit loss experience of its client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company has determined that long-term forecasted information is not relevant to its fee receivables, which are primarily short-term. The Company updates its average credit loss rates periodically and maintains a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. In addition, the Company periodically performs a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss rates. Expected credit losses for newly recognized financial assets and changes to expected credit losses during the period are recognized in earnings.
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
Note 3 – Recent Accounting Pronouncements
ASU 2016-13 – In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13. ASU 2016-13 provides amendments to Accounting Standards Codification ("ASC") 326, "Financial Instruments - Credit Losses," which amend the guidance on the impairment of financial instruments and add an impairment model (the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Entities will recognize an allowance for its estimate of expected credit losses as of the end of each reporting period. ASU 2016-13 also eliminates the concept of other-than-temporary impairment for available-for-sale debt securities and requires impairments on these securities to be recognized in earnings through an allowance when fair value is less than amortized cost and a credit loss exists or when the securities are expected to be sold before a recovery of amortized cost. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach by means of a cumulative-effect adjustment to decrease retained earnings by $1,310 as of January 1, 2020. As a result of adopting ASU 2016-13, the Company’s allowance for credit losses on financial assets that are measured at amortized cost will reflect management’s estimate of credit losses over the remaining expected life of such assets. These expected credit losses are measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amounts. Expected credit losses for newly recognized financial assets, and changes to expected credit losses during the period are recognized in earnings. The impact of the new guidance primarily relates to the Company’s trade accounts receivable. The Company previously used the specific identification method for establishing credit provisions and write-offs of its trade accounts receivable.
ASU 2018-13 – In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 provides amendments to ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), which remove the requirements surrounding the disclosure and policy of transfers between fair value levels and the valuation processes for recurring Level 3 fair value measurements. In addition, ASU 2018-13 adds disclosure requirements for changes in unrealized gains and losses for Level 3 measurements and the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments on changes in unrealized gains and losses and unobservable inputs for Level 3 measurements should be applied prospectively, and all other amendments in this update should be applied retrospectively. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2018-17 – In October 2018, the FASB issued ASU No. 2018-17, "Consolidation (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities" ("ASU 2018-17"). ASU 2018-17 provides amendments to ASC 810, "Consolidation" which states that any indirect interest held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments are required to be retrospectively applied with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company adopted ASU 2018-17 on January 1, 2020. The adoption of ASU 2018-17 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2019-12 – In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 provides amendments to ASC 740, "Income Taxes" ("ASC 740") which simplify the accounting for income taxes by removing certain exceptions in ASC 740 and clarify and amend certain existing guidance. The amendments in this update are effective during interim and annual periods beginning after December 15, 2020, with early adoption permitted. The amendments on separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented, amendments on ownership changes of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis, with a cumulative-effect adjustment recorded through retained earnings as of the beginning of the period of adoption, and all other amendments should be applied prospectively. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Investment Banking:
Advisory Fees	$358,564	$325,844
Underwriting Fees	21,118	26,920
Commissions and Related Fees	55,381	41,937
Total Investment Banking	$435,063	$394,701

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$12,328	$11,438
Institutional Asset Management	419	945
Total Investment Management	$12,747	$12,383

Contract Balances
The change in the Company’s contract assets and liabilities during the periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the three months ended March 31, 2020 and 2019 are as follows:

	For the Three Months Ended March 31, 2020
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2020	$296,355	$63,554	$31,525	$2,504	$2,492	$615
Increase (Decrease)	(48,910)	(3,968)	166	6,960	3,131	—
Balance at March 31, 2020	$247,445	$59,586	$31,691	$9,464	$5,623	$615

	For the Three Months Ended March 31, 2019
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2019	$309,075	$60,948	$2,833	$541	$4,016	$1,731
Increase (Decrease)	47,926	(152)	(2,833)	2,073	2,327	—
Balance at March 31, 2019	$357,001	$60,796	$—	$2,614	$6,343	$1,731

(1)	Included in Accounts Receivable on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(3)	Included in Other Current Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(4)	Included in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.

(5)	Included in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

The Company recognized revenue of $2,029 and $2,466 on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, respectively, that was initially included in deferred revenue on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three months ended March 31, 2020 and 2019 is as follows:

	For the Three Months Ended March 31,
	2020	2019
Beginning Balance(1)	$9,191	$6,037
Bad debt expense	474	1,353
Writeoffs, foreign currency translation and other adjustments	(2,770)	161
Ending Balance	$6,895	$7,551

(1) Beginning Balance for the three months ended March 31, 2020 includes the cumulative-effect adjustment of $1,310, which reflects the increase in the Company's Allowance for Doubtful Accounts as a result of the use of the current expected credit loss model related to the adoption of ASU 2016-13 on January 1, 2020. See Notes 2 and 3 for further information.
The change in the balance during the three months ended March 31, 2020 is primarily related to the writeoff of aged receivables, as well as the impact of a decrease in the amount of receivables outstanding greater than 120 days at March 31, 2020.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of March 31, 2020 by year of origination:

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$15,688	$31,872	$17,830	$2,243	$1,417	$69,050

Note 5 – Special Charges, Including Business Realignment Costs, and Intangible Asset Amortization
Special Charges, Including Business Realignment Costs
The Company recognized $23,676 for the three months ended March 31, 2020, as Special Charges, Including Business Realignment Costs. These costs include $22,127 of separation and transition benefits and related costs as a result of the Company's review of its operations, described below, and $1,549 related to the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives.
In the first quarter of 2020, the Company substantially completed a review of operations focused on markets, sectors and people which have delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review, which began in the fourth quarter of 2019, will generate reductions of approximately 6% of the Company's headcount. In conjunction with the employment reductions, the Company is expected to incur aggregate separation and transition benefits (including costs related to the acceleration of deferred compensation) and related costs of approximately $38,000, $22,127 of which has been recorded in Special Charges, Including Business Realignment Costs, in the first quarter of 2020. The Company's estimates of charges are based on a number of assumptions. Actual results may differ materially if actual activity deviates from these assumptions.
Further, in conjunction with its business realignment initiatives, in April 2020, the Company entered into an agreement for the leaders of its business in Mexico to purchase Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), the Company's Mexico based broker-dealer focused principally on providing Investment Management services, for a purchase price of MXN $35,000. Completion of this sale, which is subject to regulatory approval, is expected to occur by the end of 2020.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

The Company recognized $1,029 for the three months ended March 31, 2019, as Special Charges, Including Business Realignment Costs, incurred related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $507 and $2,190 for the three months ended March 31, 2020 and 2019, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $108 and $110 for the three months ended March 31, 2020 and 2019, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 6 – Related Parties
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $15,813 and $13,137 as of March 31, 2020 and December 31, 2019, respectively. See Note 16 for further information.
Note 7 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020				December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$13,060	$101	$42	$13,119	$114,204	$591	$11	$114,784
Equity Securities	666	—	502	164	666	—	168	498
Debt Securities Carried by Broker-Dealers	199,222	1,216	1,282	199,156	225,727	1,648	20	227,355
Investment Funds	58,257	—	9,036	49,221	58,704	7,809	—	66,513
Total Investment Securities (carried at fair value)	$271,205	$1,317	$10,862	$261,660	$399,301	$10,048	$199	$409,150

Certificates of Deposit (carried at contract value)				—				214,796

Total Investment Securities and Certificates of Deposit				$261,660				$623,946

Scheduled maturities of the Company's available-for-sale debt securities as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$4,951	$4,981	$108,662	$109,217
Due after one year through five years	7,100	7,130	5,542	5,567
Due after 10 years	1,009	1,008	—	—
Total	$13,060	$13,119	$114,204	$114,784

Since the Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, the securities are either U.S. Treasuries or municipal bonds, primarily with S&P ratings ranging from AAA to BB+, and the Company has not incurred credit losses on its securities, it does not consider such unrealized loss positions to be impaired at March 31, 2020, and as such, has not recorded a credit allowance on these securities.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($4) and ($3) for the three months ended March 31, 2020 and 2019, respectively.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($334) and $152 for the three months ended March 31, 2020 and 2019, respectively.
Debt Securities Carried by Broker-Dealers
EGL and other broker-dealers invest in fixed income portfolios consisting primarily of U.S. Treasury bills, municipal bonds and other debt securities. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($634) and $49 for the three months ended March 31, 2020 and 2019, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company's deferred cash compensation program. See Note 16 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($13,019) and $6,587 for the three months ended March 31, 2020 and 2019, respectively.
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
Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through ECB, enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately five months, as of March 31, 2020, and are pledged as collateral against repurchase agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.

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
As of March 31, 2020 and December 31, 2019, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	March 31, 2020		December 31, 2019
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$20,422		$12,431
Securities Purchased Under Agreements to Resell	—	$—	13,566	$13,572
Total Assets	$20,422		$25,997
Liabilities
Securities Sold Under Agreements to Repurchase	$(20,422)	$(20,421)	$(26,000)	$(25,992)

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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
ABS	$40,792	$40,052
Atalanta Sosnoff	12,316	12,300
Luminis	4,866	4,923
Total	$57,974	$57,275

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS Investment Management, LLC. Effective as of September 1, 2018, ABS Investment Management, LLC underwent an internal reorganization pursuant to which the Company contributed its ownership interest in ABS Investment Management, LLC to ABS in exchange for ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC.  Taken together, the ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC are substantially equivalent to the contributed ownership interests in ABS Investment Management, LLC. At March 31, 2020, the Company's economic ownership interest in ABS was 46%. This investment resulted in earnings of $2,020 and $1,731 for the three months ended March 31, 2020 and 2019, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At March 31, 2020, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $572 and $225 for the three months ended March 31, 2020 and 2019, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At March 31, 2020, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $536 and $255 for the three months ended March 31, 2020 and 2019, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 and $171 for the three months ended March 31, 2020 and 2019, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company records its investment in G5 as a held-to-maturity debt security within Investments on the Unaudited Condensed Consolidated Statements of Financial Condition. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company is accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027. This investment is subject to currency translation from Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. This investment had a balance of $7,230 and $9,235 as of March 31, 2020 and December 31, 2019, respectively.
Investments in Private Equity
Private Equity Funds
The Company's investments related to private equity partnerships and associated entities include investments in Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III"), Glisco Capital Partners IV ("Glisco IV"), Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV"), Trilantic Capital Partners V, L.P. ("Trilantic V") and Trilantic Capital Partners VI (North America), L.P. ("Trilantic VI"). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

A summary of the Company's investments in the private equity funds as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Glisco II, Glisco III and Glisco IV	$3,978	$3,820
Trilantic IV, Trilantic V and Trilantic VI	9,654	9,727
Total Private Equity Funds	$13,632	$13,547

Net realized and unrealized losses on private equity fund investments were ($88) and ($4) for the three months ended March 31, 2020 and 2019, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2020, there was no previously distributed carried interest received from the funds that was subject to repayment.
General Partners of Private Equity Funds which are VIEs
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $4,814 and $4,658 included in its Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2020 and December 31, 2019, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of March 31, 2020 and December 31, 2019 was $8,966 and $8,810, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. From 2010 to 2019, $1,178, $5,135 and $3,015 of this investment was allocated to Trilantic Fund IV, V and VI, respectively. This investment had a balance of $6,762 as of March 31, 2020 and December 31, 2019. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $361 was unfunded at March 31, 2020. The Company also has a $12,000 commitment to invest in Trilantic Fund VI, of which $9,164 was unfunded at March 31, 2020. The Company funded $2,313 of the commitment to invest in Trilantic Fund VI during the three months ended March 31, 2019.
Other Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $1,079 as of March 31, 2020 and December 31, 2019.
In May 2019, the Company received preferred equity securities in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $649 as of March 31, 2020.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $899 as of March 31, 2020 and December 31, 2019.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Note 10 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $11,916 and $10,235 for the three months ended March 31, 2020 and 2019, respectively, and variable lease cost of $1,723 and $1,597 for the three months ended March 31, 2020 and 2019, respectively.
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
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of approximately $5,545 and $5,536, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019, respectively.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other IT related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,196 and $923 for the three months ended March 31, 2020 and 2019, respectively.
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
The Company incurred net operating cash outflows of $9,102 and $2,973 for the three months ended March 31, 2020 and 2019, respectively, related to its operating leases, which were net of cash received from lease incentives of $1,270 and $6,198, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended March 31,
	2020	2019
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$81,133	$14,573

	March 31, 2020	March 31, 2019
Weighted-average remaining lease term - operating leases	11.8 years	8.9 years
Weighted-average discount rate - operating leases	4.26%	5.55%

As of March 31, 2020, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2020	$33,199
2021	46,697
2022	46,201
2023	32,074
2024	26,427
Thereafter	268,034
Total lease payments	452,632
Less: Tenant Improvement Allowances	(26,347)
Less: Imputed Interest	(102,090)
Present value of lease liabilities	324,195
Less: Current lease liabilities	(34,585)
Long-term lease liabilities	$289,610
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces between 2020 and 2023 with lease terms of 1 to 13 years. The additional future payments under these arrangements are $203,291 as of March 31, 2020.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of the Corporate Bonds, Municipal Bonds and Other Debt Securities held at March 31, 2020 and December 31, 2019 are based on prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	March 31, 2020
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities Carried by Broker-Dealers(1)	$159,814	$44,927	$—	$204,741
Other Debt and Equity Securities(2)	7,664	9,119	—	16,783
Investment Funds	49,221	—	—	49,221
Financial Instruments Owned and Pledged as Collateral at Fair Value	20,422	—	—	20,422
Total Assets Measured At Fair Value	$237,121	$54,046	$—	$291,167

	December 31, 2019
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities Carried by Broker-Dealers	$168,650	$58,705	$—	$227,355
Other Debt and Equity Securities(2)	111,823	6,449	—	118,272
Investment Funds	66,513	—	—	66,513
Financial Instruments Owned and Pledged as Collateral at Fair Value	12,431	—	—	12,431
Total Assets Measured At Fair Value	$359,417	$65,154	$—	$424,571

(1)
Includes $5,585 of treasury bills, municipal bonds and commercial paper classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2020.

(2)
Includes $3,500 and $2,990 of treasury bills and notes and municipal bonds classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019, respectively.

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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		March 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$575,513	$575,513	$—	$—	$575,513
Debt Security Investment	7,230	—	—	7,230	7,230
Receivables(1)	307,031	—	303,968	—	303,968
Contract Assets(2)	41,155	—	40,390	—	40,390
Receivable from Employees and Related Parties	24,697	—	24,697	—	24,697
Closely-held Equity Securities	1,728	—	—	1,728	1,728
Financial Liabilities:
Accounts Payable and Accrued Expenses	$32,712	$—	$32,712	$—	$32,712
Securities Sold Under Agreements to Repurchase	20,422	—	20,422	—	20,422
Payable to Employees and Related Parties	35,858	—	35,858	—	35,858
Notes Payable(3)	373,070	—	372,027	—	372,027

		December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$630,818	$630,818	$—	$—	$630,818
Certificates of Deposit	214,796	—	214,796	—	214,796
Debt Security Investment	9,235	—	—	9,235	9,235
Securities Purchased Under Agreements to Resell	13,566	—	13,566	—	13,566
Receivables(1)	359,909	—	357,047	—	357,047
Contract Assets(2)	34,029	—	33,854	—	33,854
Receivable from Employees and Related Parties	22,416	—	22,416	—	22,416
Closely-held Equity Securities	1,772	—	—	1,772	1,772
Financial Liabilities:
Accounts Payable and Accrued Expenses	$39,726	$—	$39,726	$—	$39,726
Securities Sold Under Agreements to Repurchase	26,000	—	26,000	—	26,000
Payable to Employees and Related Parties	31,703	—	31,703	—	31,703
Notes Payable	375,062	—	382,274	—	382,274

(1)	Includes Accounts Receivable and Long-term receivables included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Includes current and long-term contract assets included in Other Current Assets and Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(3)	Includes current and long-term Notes Payable included in Current Portion of Notes Payable and Notes Payable on the Unaudited Condensed Consolidated Statements of Financial Condition.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2020, the Company was in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2020, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of March 31, 2020 and December 31, 2019:

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	March 31, 2020	December 31, 2019
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,897	$37,873
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,610	66,581
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,609	47,595
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,846	16,842
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,302	74,282
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,432	59,422
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,618	39,613
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	30,756	32,854
Total			$373,070	$375,062
Less: Current Portion of Notes Payable			(37,897)	—
Notes Payable			$335,173	$375,062

(a)	Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Note 13 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on April 21, 2020, a quarterly cash dividend of $0.58 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of May 29, 2020, which will be paid on June 12, 2020. During the three months ended March 31, 2020, the Company declared and paid dividends of $0.58 per share, totaling $23,586, and accrued deferred cash dividends on unvested restricted stock units ("RSUs"), totaling $3,531. The Company also paid deferred cash dividends of $10,571 during the three months ended March 31, 2020.
Treasury Stock – During the three months ended March 31, 2020, the Company purchased 992 Class A Shares primarily from employees at market values ranging from $45.86 to $81.31 per share (at an average cost per share of $77.05), primarily for the net settlement of stock-based compensation awards, and 850 Class A Shares at market values ranging from $69.60 to $81.96 per share (at an average cost per share of $76.02) pursuant to the Company's share repurchase program. The aggregate 1,842 Class A Shares were purchased at an average cost per share of $76.57, and the result of these purchases was an increase in Treasury Stock of $141,014 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2020.
LP Units – During the three months ended March 31, 2020, 792 Evercore LP partnership units ("LP Units") were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $8 and $33,164, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2020.
Accumulated Other Comprehensive Income (Loss) – As of March 31, 2020, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,799) and ($33,129), respectively.
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

	March 31,
	2020	2019
Subsidiary:
Evercore LP	11%	11%
Evercore Wealth Management ("EWM")(1)	21%	40%
Private Capital Advisory L.P. ("PCA")(2)	—%	10%
Real Estate Capital Advisory ("RECA")(3)	38%	38%

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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Changes in Noncontrolling Interest for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019
Beginning balance	$256,534	$249,819

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	7,705	10,968
Other Comprehensive Income (Loss)	(1,909)	325
Total Comprehensive Income	5,796	11,293

Evercore LP Units Converted into Class A Shares	(33,171)	(10,423)

Amortization and Vesting of LP Units	3,311	5,506

Other Items:
Distributions to Noncontrolling Interests	(11,068)	(17,984)
Issuance of Noncontrolling Interest	30	—
Purchase of Noncontrolling Interest	(138)	—
Total Other Items	(11,176)	(17,984)

Ending balance	$221,294	$238,211

Other Comprehensive Income – Other Comprehensive Income (Loss) attributed to Noncontrolling Interest includes Unrealized Gains (Losses) on Securities and Investments, net, of ($141) and ($89) for the three months ended March 31, 2020 and 2019, respectively, and Foreign Currency Translation Adjustment Gains (Losses), net, of ($1,768) and $414 for the three months ended March 31, 2020 and 2019, respectively.
Interests Purchased – During the first quarter of 2020, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $1,703 (which will be paid in cash of $852 and through the issuance of notes payable of $851, included within Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2020). This purchase resulted in a decrease to Noncontrolling Interest of $138 and a decrease to Additional Paid-In-Capital of $1,565, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2020.
Note 15 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three months ended March 31, 2020 and 2019 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2020	2019
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$31,175	$67,232
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,992	40,497
Basic net income per share attributable to Evercore Inc. common shareholders	$0.78	$1.66
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$31,175	$67,232
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$31,175	$67,232
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,992	40,497
Assumed exchange of LP Units for Class A Shares(a)(b)	288	973
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	1,637	2,285
Shares that are contingently issuable(c)	400	400
Diluted weighted average Class A Shares outstanding	42,317	44,155
Diluted net income per share attributable to Evercore Inc. common shareholders	$0.74	$1.52

(a)
The Company previously had outstanding Class J limited partnership units of Evercore LP ("Class J LP Units"), which converted into Class E limited partnership units of Evercore LP ("Class E LP Units") and ultimately became exchangeable into Class A Shares on a one-for-one basis. As of March 31, 2020, no Class J LP Units remained issued or outstanding. See Note 16 for further information. During the three months ended March 31, 2020 and 2019, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

(b)
The Company has outstanding Class A and E LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three months ended March 31, 2020 and 2019, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 5,338 and 5,088 for the three months ended March 31, 2020 and 2019, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $4,949 and $8,170 for the three months ended March 31, 2020 and 2019, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

(c)
The Company has outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, and outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P Units and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 400 for each of the three months ended March 31, 2020 and 2019.

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
In July 2017, the Company exchanged all of the previously outstanding 4,148 Class H limited partnership interests of Evercore LP ("Class H LP Interests") for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units converted into an equal amount of Class E LP Units, and became exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units had the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company expensed the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $1,067 and $4,049 for the three months ended March 31, 2020 and 2019, respectively.
On February 15, 2020, 223 Class J LP Units vested and were converted to an equal amount of Class E LP Units. Following the conversion, no Class J LP Units remain issued and outstanding.
Other Performance-based Awards – In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Executive Chairman. These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,152 and $1,139 for the three months ended March 31, 2020 and 2019, respectively.
In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units convert into a specified number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. An additional 16 Class K-P Units may be issued contingent upon the achievement of certain defined benchmark results (which were probable of achievement as of March 31, 2020) and continued service through December 31, 2021. The Company determined the value of the award probable to vest as of March 31, 2020 to be $6,250 and records expense for these units over the service period.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

In June 2019, the Company issued 220 Class K-P Units to an employee of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent and based upon the achievement of certain defined benchmark results and continued service through February 4, 2023 for the first tranche, which consists of 120 Class K-P Units convertible into a number of Class K LP Units, and February 4, 2028 for the second tranche, which consists of 100 Class K-P Units convertible into a number of Class K LP Units. The Company determined the value of the award probable to vest as of March 31, 2020 to be $14,104 and records expense for these units over the service period.
Compensation expense related to the Class K-P Units was $1,093 and $296 for the three months ended March 31, 2020 and 2019, respectively.
Stock Incentive Plan
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorizes an additional 10,000 shares of the Company's Class A Shares. The 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the 2016 Plan was 1,002 and 2,901 as of March 31, 2020 and 2019, respectively.
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
Equity Grants
During the three months ended March 31, 2020, pursuant to the 2016 Plan, the Company granted employees 1,904 RSUs that are Service-based Awards. Service-based Awards granted during the three months ended March 31, 2020 had grant date fair values of $75.34 to $81.53 per share, with an average value of $81.44 per share, for an aggregate fair value of $155,032, and generally vest ratably over four years. During the three months ended March 31, 2020, 2,372 Service-based Awards vested and 33 Service-based Awards were forfeited. Compensation expense related to Service-based Awards, including RSUs granted to the Executive Chairman in November 2016, was $50,297 and $55,618 for the three months ended March 31, 2020 and 2019, respectively.
Deferred Cash
The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and vests ratably over four years and requires payment upon vesting. The Company granted $179,705 of deferred cash awards pursuant to the deferred cash compensation program during the first quarter of 2020.
In November 2016, the Company granted a restricted cash award in conjunction with the appointment of the Executive Chairman with a target payment amount of $35,000, of which $11,000 vested on March 1, 2019, $6,000 vested on March 1, 2020, and $6,000 is scheduled to vest on each of the next three anniversaries of March 1, 2020, provided that the Executive Chairman continues to remain employed through each such vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following May 1, 2019, subject to a six month prior written notice requirement) or a change in control. The Company had the discretion to increase (by an amount up to $35,000) or decrease (by an amount up to $8,750) the total amount payable under this award.
In 2017, the Company granted deferred cash awards of $29,500 to certain employees. These awards vest in five equal installments over the period ending June 30, 2022, subject to continued employment. The Company records expense for these awards ratably over the vesting period.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Compensation expense related to deferred cash awards was $25,580 and $27,393 for the three months ended March 31, 2020 and 2019, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 (the "2013 Long-term Incentive Plan") and January 1, 2017 (the "2017 Long-term Incentive Plan"). The 2013 Long-term Incentive Plan was paid in cash in installments in 2017, 2018 and 2019. The 2017 Long-term Incentive Plan, which aggregate $30,131 of current liabilities and $60,263 of long-term liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2020, is due to be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2021, 2022 and 2023, subject to employment at the time of payment. These awards are subject to retirement eligibility requirements after the performance criteria has been achieved. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. During the first quarter of 2020, in assessing the potential impact of the COVID-19 pandemic on the Company's full year 2020 results, management determined it would be appropriate to decrease its expectation for the probable payout of this plan. This analysis included a review of historical performance for those eligible under the plan, as well as current backlog. As such, the Company reversed $6,810 of expense for the three months ended March 31, 2020. The Company recorded $8,410 of expense for the three months ended March 31, 2019. In conjunction with this plan, the Company distributed cash payments of $19,516 for the three months ended March 31, 2019.
As of March 31, 2020, based on the Company's current assessment of the probability of the level of benchmarks being achieved, the total remaining expense to be accrued for the 2017 Long-term Incentive Plan over the future vesting period ending March 15, 2023 is $45,423.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $4,434 and $3,605 for the three months ended March 31, 2020 and 2019, respectively. The remaining unamortized amount of these awards was $39,288 as of March 31, 2020.
Separation and Transition Benefits
In the first quarter of 2020, the Company substantially completed a review of operations focused on markets, sectors and people which have delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review, which began in the fourth quarter of 2019, will generate reductions of approximately 6% of the Company's headcount. In conjunction with the employment reductions, the Company expects to incur expense related to separation benefits and stay arrangements of approximately $25,646 and the acceleration of deferred compensation previously granted to affected employees of approximately $11,019 (which includes approximately $8,367 related to 113 RSUs). These charges are expected to be incurred in 2019 and 2020, primarily within the Investment Banking segment.
The Company's estimates of charges are based on a number of assumptions. Actual results may differ materially if actual activity deviates from these assumptions.
For the three months ended March 31, 2020, the separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") resulted in expense of $16,431 and the acceleration of the amortization of share-based payments resulted in expense of $5,529, each recorded in Special Charges, Including Business Realignment Costs, primarily within the Investment Banking segment, on the Company’s Unaudited Condensed Consolidated Statements of Operations.

In addition, in conjunction with the Company's review of its operations, the Termination Costs resulted in expense of $1,578 and the acceleration of the amortization of share-based payments resulted in expense of $1,272, each recorded in Special Charges, Including Business Realignment Costs, primarily within the Investment Banking segment, on the Company’s Consolidated Statements of Operations for the year ended December 31, 2019.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

The Company granted separation and transition benefits to certain employees, resulting in expense included in Employee Compensation and Benefits, primarily within the Investment Banking segment, of $3,275 for the three months ended March 31, 2019. This is comprised of expense related to the Termination Costs of $2,273 and expense related to the acceleration of the amortization of share-based payments of $1,002.
The following table presents the change in the Company's Termination Costs liability for the three months ended March 31, 2020:

For the Three Months Ended
March 31, 2020
Balance at January 1, 2020	$1,151
Termination Costs Incurred	16,431
Cash Benefits Paid	(5,683)
Non-Cash Charges	(435)
Balance at March 31, 2020	$11,464

Note 17 – Commitments and Contingencies

For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Private Equity – As of March 31, 2020, the Company had unfunded commitments for capital contributions of $13,737 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of March 31, 2020. Drawings under this facility bear interest at the prime rate. On March 11, 2019, East drew down $30,000 on this facility, which was repaid on May 3, 2019. On June 21, 2019, East amended this facility with PNC such that, among other things, the interest rate provisions were modified to LIBOR plus 125 basis points and the maturity date was extended to October 31, 2020 (as amended, the "Existing PNC Facility").
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20,000, to be used for working capital and other corporate activities. The facility is unsecured and matures on October 31, 2020, subject to an extension agreed to between East and PNC. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of March 31, 2020. Drawings under this facility bear interest at LIBOR plus 150 basis points. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of March 31, 2020.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $6,323 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments – In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $81 and $2,008 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the Company had a remaining commitment of $211 for contingent consideration related to its acquisition of Kuna & Co. KG.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

The Company also had a commitment at March 31, 2019 for contingent consideration related to an arrangement with the former employer of certain RECA employees, which provided for contingent consideration to be paid to the former employer of up to $4,463, based on the completion of certain client engagements. The contingent consideration was fully paid as of December 31, 2019.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,
	2020	2019
Cash and Cash Equivalents	$584,598	$338,343
Restricted Cash included in Other Assets	15,542	10,118
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$600,140	$348,461

Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end. Restricted Cash also includes margin requirements for futures contracts.
Futures Contracts – In February 2020, the Company entered into four month futures contracts on a stock index fund with a notional amount of $38,908, as an economic hedge against the Company's deferred cash compensation program. These contracts will settle in June 2020. In accordance with ASC 815, "Derivatives and Hedging," ("ASC 815") these contracts are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The futures contracts had a minimum cash requirement of $6,097 as of March 31, 2020, which is reflected in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company had net unrealized losses of ($9,228) for the three months ended March 31, 2020.
Foreign Exchange – On occasion, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of March 31, 2020.
The Company entered into foreign currency exchange forward contracts to sell 3.8 billion Japanese yen for $35,598 during the first quarter of 2019 as an economic hedge against the exchange rate risk for Japanese yen denominated accounts receivable in EGL. The contracts were recorded at their fair value of $22 as of March 31, 2019, and included in Other Current Assets on the Unaudited Condensed Consolidated Statements of Financial Condition. These contracts settled in April 2019.
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
Note 18 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of March 31, 2020 and December 31, 2019 was $275,352 and $331,510, respectively, which exceeded the minimum net capital requirement by $275,102 and $331,260, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2020.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of March 31, 2020.
Note 19 – Income Taxes
The Company's Provision for Income Taxes was $13,551 and $7,821 for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate was 26% and 9% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate reflects net excess tax benefits associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price of $647 and $12,161 being recognized in the Company's Provision for Income Taxes for the three months ended March 31, 2020 and 2019, respectively, and resulted in a reduction in the effective tax rate of 1 and 14 percentage points for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 and 2019 also reflects the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company is subject to the income tax effects associated with the new global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three months ended March 31, 2020 and 2019, no additional income tax expense associated with the GILTI provisions has been reported and it is not expected to be material to the Company’s effective tax rate for the year.
The Company reported an increase in deferred tax assets of $284 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $3,995 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2020. The Company reported an increase in deferred tax assets of $185 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

decrease of $890 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2019.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2020, there were $494 of unrecognized tax benefits that, if recognized, $402 would affect the effective tax rate. The Company anticipates approximately $118 of unrecognized tax benefits may be recognized within a year, as a result of the lapse in the statute of limitations. The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $15 and $1, respectively, during the three months ended March 31, 2020.
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
The Company's segment information for the three months ended March 31, 2020 and 2019 is prepared using the following methodology:

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
Other Revenue, net, included in each segment's Net Revenues includes interest income and income (losses) earned on investment securities, including our investment funds and futures contracts which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on the Company’s debt security investment in G5, as well as adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations, principal trading and realized and unrealized gains and losses on interests in Private Equity funds which are not managed by the Company. Other Revenue, net, also includes interest expense associated with the Company’s Notes Payable and lines of credit, as well as revenue and expenses associated with repurchase or resale transactions.
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

•
Special Charges, Including Business Realignment Costs – Includes expenses in 2020 related to separation and transition benefits and related costs as a result of the Company's review of its operations and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the previously announced expansion of the Company's headquarters in New York and the Company's business realignment initiatives. Includes expenses in 2019

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York.

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
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three months ended March 31, 2020.
The following information presents each segment's contribution.

	For the Three Months Ended March 31,
	2020	2019
Investment Banking
Net Revenues(1)	$413,656	$401,188
Operating Expenses	339,795	311,910
Other Expenses(2)	25,226	7,258
Operating Income	48,635	82,020
Income from Equity Method Investments	536	255
Pre-Tax Income	$49,171	$82,275
Identifiable Segment Assets	$2,070,887	$1,650,115
Investment Management
Net Revenues(1)	$13,351	$14,139
Operating Expenses	12,651	12,241
Other Expenses(2)	32	108
Operating Income	668	1,790
Income from Equity Method Investments	2,592	1,956
Pre-Tax Income	$3,260	$3,746
Identifiable Segment Assets	$150,665	$194,822
Total
Net Revenues(1)	$427,007	$415,327
Operating Expenses	352,446	324,151
Other Expenses(2)	25,258	7,366
Operating Income	49,303	83,810
Income from Equity Method Investments	3,128	2,211
Pre-Tax Income	$52,431	$86,021
Identifiable Segment Assets	$2,221,552	$1,844,937

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2020	2019
Investment Banking(A)	$(21,407)	$6,487
Investment Management	604	1,756
Total Other Revenue, net	$(20,803)	$8,243

(A)	Investment Banking Other Revenue, net, includes interest expense on the Notes Payable and lines of credit of $4,842 and $2,264 for the three months ended March 31, 2020 and 2019, respectively.

(2)	Other Expenses are as follows:

	For the Three Months Ended March 31,
	2020	2019
Investment Banking
Amortization of LP Units and Certain Other Awards	$1,067	$4,072
Special Charges, Including Business Realignment Costs	23,644	1,029
Acquisition and Transition Costs	8	—
Intangible Asset and Other Amortization	507	2,157
Total Investment Banking	25,226	7,258
Investment Management
Special Charges, Including Business Realignment Costs	32	—
Acquisition and Transition Costs	—	108
Total Investment Management	32	108
Total Other Expenses	$25,258	$7,366

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2020	2019
Net Revenues:(1)
United States	$365,215	$274,122
Europe and Other	80,021	129,284
Latin America	2,574	3,678
Total	$447,810	$407,084
(1) Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	March 31, 2020	December 31, 2019
Total Assets:
United States	$1,881,621	$2,158,347
Europe and Other	295,598	373,822
Latin America	44,333	66,444
Total	$2,221,552	$2,598,613

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Evercore Inc.'s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.
Forward-Looking Statements
This report contains, or incorporates by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "backlog," "believes," "expects," "potential," "probable," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. All statements, other than statements of historical fact, included in this report are forward-looking statements, including with respect to the worldwide COVID-19 pandemic, and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in our business.
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore's business. We believe these factors include, but are not limited to, those described under "Risk Factors" discussed in the Annual Report on Form 10-K for the year ended December 31, 2019 and this Form 10-Q. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report, including those statements herein with respect to the negative effect that the COVID-19 pandemic has had on our business and is expected to continue to have on our business, which we expect to be significant. At this time, it is uncertain how long our business will be negatively impacted by COVID-19 and the associated economic and market downturn. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law.
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

Revenue trends in our advisory business generally are correlated to the volume of merger and acquisition ("M&A") activity and/or restructuring activity, which tends to be counter-cyclical to M&A. However, deviations from this trend can occur in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity. Revenue trends in our equities business are correlated to market volumes, which generally decrease in periods of low market volatility or unfavorable market or economic conditions. For further information see COVID-19 in "Liquidity and Capital Resources".
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
Other Revenue also includes interest income and income (losses) earned on investment securities, including our investment funds and futures contracts which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on our debt security investment in G5, as well as adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations, principal trading and realized and unrealized gains and losses on interests in private equity funds which we do not manage.
Interest Expense also includes interest expense associated with our Notes Payable and lines of credit.
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
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 and January 1, 2017. The 2013 Long-term Incentive Plan was paid in cash in installments in 2017, 2018 and 2019 (for the performance period beginning on January 1, 2013). The 2017 Long-term Incentive Plan is due to be paid, in cash or Class A Shares, at our discretion, in three equal installments in the first quarter of 2021, 2022 and 2023 (for the performance period beginning on January 1, 2017), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements after the performance criteria has been achieved. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award.
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

•
Special Charges, Including Business Realignment Costs – Includes expenses in 2020 related to separation and transition benefits and related costs as a result of our review of operations and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the previously announced expansion of our headquarters in New York and our business realignment initiatives. Includes expenses in 2019 related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York.

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

Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2020 and 2019. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, as well as the impact of the COVID-19 pandemic, see the discussion in "Business Segments" and "Liquidity and Capital Resources" below.

	For the Three Months Ended March 31,
	2020	2019	Change

	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$358,564	$325,844	10%
Underwriting Fees	21,118	26,920	(22%)
Commissions and Related Fees	55,381	41,937	32%
Asset Management and Administration Fees	12,747	12,383	3%
Other Revenue, Including Interest and Investments	(14,763)	12,335	NM
Total Revenues	433,047	419,419	3%
Interest Expense	6,040	4,092	48%
Net Revenues	427,007	415,327	3%
Expenses
Operating Expenses	352,446	324,151	9%
Other Expenses	25,258	7,366	243%
Total Expenses	377,704	331,517	14%
Income Before Income from Equity Method Investments and Income Taxes	49,303	83,810	(41%)
Income from Equity Method Investments	3,128	2,211	41%
Income Before Income Taxes	52,431	86,021	(39%)
Provision for Income Taxes	13,551	7,821	73%
Net Income	38,880	78,200	(50%)
Net Income Attributable to Noncontrolling Interest	7,705	10,968	(30%)
Net Income Attributable to Evercore Inc.	$31,175	$67,232	(54%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$0.74	$1.52	(51%)
As of March 31, 2020 and 2019, we employed approximately 1,850 and 1,750 people, respectively, worldwide.
Three Months Ended March 31, 2020 versus March 31, 2019
Net Income Attributable to Evercore Inc. was $31.2 million for the three months ended March 31, 2020, a decrease of $36.1 million, or 54%, compared to $67.2 million for the three months ended March 31, 2019. The changes in our operating results during these periods are described below.
Net Revenues were $427.0 million for the three months ended March 31, 2020, an increase of $11.7 million, or 3%, versus Net Revenues of $415.3 million for the three months ended March 31, 2019. Advisory Fees increased 10%, Underwriting Fees decreased 22% and Commissions and Related Fees increased 32% compared to the three months ended March 31, 2019. Asset Management and Administration Fees increased 3% compared to the three months ended March 31, 2019. Other Revenue, Including Interest and Investments, decreased compared to the three months ended March 31, 2019, which was primarily attributable to $22.2 million of losses for the three months ended March 31, 2020 on the investment funds and futures contracts portfolio, which is used as an economic hedge against our deferred cash compensation program, compared to $6.6 million of gains for the three months ended March 31, 2019. For further information see Notes 7 and 16 to our unaudited condensed consolidated financial statements. Interest Expense increased 48% compared to the three months ended March 31, 2019, which was primarily attributable to interest expense on the 2019 Private Placement Notes.
Total Operating Expenses were $352.4 million for the three months ended March 31, 2020, compared to $324.2 million for the three months ended March 31, 2019, an increase of $28.3 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $269.7 million for the three months ended March 31, 2020, an increase of $26.1 million, or 11%, versus expense of $243.6 million for the three months ended March 31, 2019. The increase was primarily due to increased incentive compensation associated with increased Advisory Fees and Commissions and Related Fees. Headcount increased 6% from March 31, 2019 to March 31, 2020. Non-compensation expenses as a component of Operating Expenses were $82.7 million for the three months ended March 31, 2020, an increase of $2.1 million, or 3%, versus $80.6 million for the three months ended March 31, 2019. Non-compensation operating expenses increased compared to the three months ended March 31, 2019, primarily driven by increased occupancy costs, principally related to higher expenses associated with the expansion of our headquarters in New York, and increased costs related to technology initiatives, partially offset by a decrease in professional fees and travel and related expenses.
Total Other Expenses of $25.3 million for the three months ended March 31, 2020 included compensation costs of $1.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges, Including Business Realignment Costs, of $23.7 million related to separation and transition benefits and related costs as a result of the review of our operations (see below for further information) and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the previously announced expansion of our headquarters in New York and our business realignment initiatives, intangible asset and other amortization of $0.5 million and Acquisition and Transition Costs of $0.01 million. Total Other Expenses of $7.4 million for the three months ended March 31, 2019 included compensation costs of $4.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges, Including Business Realignment Costs, of $1.0 million, primarily related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, intangible asset and other amortization of $2.2 million and Acquisition and Transition Costs of $0.1 million.
In the first quarter of 2020, we substantially completed a review of operations focused on markets, sectors and people which have delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position ourself for future growth. This review, which began in the fourth quarter of 2019, will generate reductions of approximately 6% of our headcount. In conjunction with the employment reductions, we expect to incur aggregate separation and transition benefits (including costs related to the acceleration of deferred compensation) and related costs of approximately $38.0 million, $22.1 million of which has been recorded in Special Charges, Including Business Realignment Costs, in the first quarter of 2020. Our estimates of charges are based on a number of assumptions. Actual results may differ materially if actual activity deviates from these assumptions.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 63.4% for the three months ended March 31, 2020, compared to 59.6% for the three months ended March 31, 2019. The compensation ratio is 68.5% for the three months ended March 31, 2020 when the $22.0 million of separation and transition benefits expense, which is presented within Special Charges, Including Business Realignment Costs, is also included. Our compensation ratio for the three months ended March 31, 2020 is reflective of our performance during the quarter. We will continue to evaluate the appropriate amount of compensation and our compensation ratio on a quarterly basis, as required, but the likelihood of change will be higher in the current year than in prior years due to the highly uncertain revenue environment for the remainder of 2020. For further information see COVID-19 below.
Income from Equity Method Investments was $3.1 million for the three months ended March 31, 2020, as compared to $2.2 million for the three months ended March 31, 2019. The increase was primarily a result of an increase in earnings from Atalanta Sosnoff, ABS and Luminis during the three months ended March 31, 2020.
The provision for income taxes for the three months ended March 31, 2020 was $13.6 million, which reflected an effective tax rate of 26%. The provision for income taxes for the three months ended March 31, 2019 was $7.8 million, which reflected an effective tax rate of 9%. The provision for income taxes for the three months ended March 31, 2020 and 2019 reflects the net impact of the deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price of $0.6 million and $12.2 million, respectively, and the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.

Net Income Attributable to Noncontrolling Interest was $7.7 million for the three months ended March 31, 2020 compared to $11.0 million for the three months ended March 31, 2019. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income allocated to noncontrolling interest for Evercore LP during the three months ended March 31, 2020.
Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,
	2020	2019	Change

	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees(1)	$358,564	$325,844	10%
Underwriting Fees(2)	21,118	26,920	(22%)
Commissions and Related Fees	55,381	41,937	32%
Other Revenue, net(3)	(21,407)	6,487	NM
Net Revenues	413,656	401,188	3%
Expenses
Operating Expenses	339,795	311,910	9%
Other Expenses	25,226	7,258	248%
Total Expenses	365,021	319,168	14%
Operating Income	48,635	82,020	(41%)
Income from Equity Method Investments(4)	536	255	110%
Pre-Tax Income	$49,171	$82,275	(40%)

(1)	Includes client related expenses of $4.9 million and $7.6 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	Includes client related expenses of $2.0 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	Includes interest expense on the Notes Payable and lines of credit of $4.8 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively.

(4)	Equity in Luminis is classified as Income from Equity Method Investments.

For the three months ended March 31, 2020, the dollar value of North American announced and completed M&A activity decreased 51% and 37%, respectively, compared to the three months ended March 31, 2019, and the dollar value of Global announced and completed M&A activity decreased 24% and 37%, respectively, compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, the dollar value of North American and Global announced M&A activity between $1 - $5 billion increased 27% and 6%, respectively, compared to the three months ended March 31, 2019:

	For the Three Months Ended March 31,
	2020	2019	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$266	$540	(51%)
Value of North American M&A Deals Announced between $1 - $5 billion	$80	$63	27%
Value of North American M&A Deals Completed	$271	$433	(37%)
Value of Global M&A Deals Announced	$729	$960	(24%)
Value of Global M&A Deals Announced between $1 - $5 billion	$182	$171	6%
Value of Global M&A Deals Completed	$525	$829	(37%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	222	217	2%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	73	69	6%

* Source: Refinitiv April 2, 2020
** Includes revenue generating clients only from Advisory and Underwriting transactions
Investment Banking Results of Operations
Three Months Ended March 31, 2020 versus March 31, 2019
Net Investment Banking Revenues were $413.7 million for the three months ended March 31, 2020, compared to $401.2 million for the three months ended March 31, 2019, which represented an increase of 3%. We earned 222 fees from Advisory clients for the three months ended March 31, 2020, compared to 217 for the three months ended March 31, 2019, representing a 2% increase. We had 73 fees earned in excess of $1.0 million for the three months ended March 31, 2020, compared to 69 for the three months ended March 31, 2019, representing a 6% increase. The increase in revenues from the three months ended March 31, 2019 primarily reflects an increase of $32.7 million, or 10%, in Advisory Fees, reflecting the increase in the number of total and large Advisory fees earned during the three months ended March 31, 2020. Underwriting Fees decreased $5.8 million, or 22%, compared to the three months ended March 31, 2019. The decrease in Underwriting Fees from the three months ended March 31, 2019 primarily reflects a decrease in the volume of deals versus the prior year, as a result of the market volatility that began in late February 2020. We participated in 12 underwriting transactions for the three months ended March 31, 2020 (compared to 22 for the three months ended March 31, 2019), 8 of which were as a bookrunner (compared to 16 for the three months ended March 31, 2019). Commissions and Related Fees increased $13.4 million, or 32%, compared to the three months ended March 31, 2019, principally driven by the elevated level of market volatility that began in late February 2020. Results in both Underwriting and Commissions were significantly impacted, negatively and positively, respectively, by the elevated level of market volatility and trading volume that began in late February 2020, related to the impact on markets of the COVID-19 pandemic (for further information see COVID-19 below), with 95% of our Underwriting revenues earned before February 29th, and 52% of our Commissions earned after that date. Other Revenue, net, for the three months ended March 31, 2020, was lower than the three months ended March 31, 2019, primarily reflecting $22.2 million of losses for the three months ended March 31, 2020 on the investment funds and futures contracts portfolio, which is used as an economic hedge against our deferred cash compensation program, compared to $6.6 million of gains for the three months ended March 31, 2019. For further information see Notes 7 and 16 to our unaudited condensed consolidated financial statements.
Operating Expenses were $339.8 million for the three months ended March 31, 2020, compared to $311.9 million for the three months ended March 31, 2019, an increase of $27.9 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $260.9 million for the three months ended March 31, 2020, compared to $235.0 million for the three months ended March 31, 2019, an increase of $25.9 million, or 11%. The increase was primarily due to increased incentive compensation associated with increased Advisory Fees and Commissions and Related Fees. Non-compensation expenses, as a component of Operating Expenses, were $78.9 million for the three months ended March 31, 2020, compared to $76.9 million for the three months ended March 31, 2019, an increase of $2.0 million, or 3%. Non-compensation operating expenses increased from the prior year primarily driven by increased occupancy costs, principally related to higher expenses associated with the expansion of our headquarters in New York, and increased costs related to technology initiatives, partially offset by a decrease in professional fees and travel and related expenses.
Other Expenses of $25.2 million for the three months ended March 31, 2020 included compensation costs of $1.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges, Including Business Realignment Costs, of $23.6 million related to separation and transition benefits and related costs as a result of the review of operations and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the previously announced expansion of our headquarters in New York and our business realignment initiatives, intangible asset and other amortization of $0.5 million and Acquisition and Transition Costs of $0.01 million. Other Expenses of $7.3 million for the three months ended March 31, 2019 included compensation costs of $4.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, Special Charges, Including Business Realignment Costs, of $1.0 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and intangible asset and other amortization of $2.2 million.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2020	2019	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$12,328	$11,438	8%
Institutional Asset Management	419	945	(56%)
Asset Management and Administration Fees	12,747	12,383	3%
Other Revenue, net	604	1,756	(66%)
Net Revenues	13,351	14,139	(6%)
Expenses
Operating Expenses	12,651	12,241	3%
Other Expenses	32	108	(70%)
Total Expenses	12,683	12,349	3%
Operating Income	668	1,790	(63%)
Income from Equity Method Investments(1)	2,592	1,956	33%
Pre-Tax Income	$3,260	$3,746	(13%)

(1)	Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following activities:

•	Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.

•	Institutional Asset Management – conducted through ECB. Fee-based revenues from ECB are primarily earned on a percentage of AUM.

•
Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI. In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of March 31, 2020, there was no previously distributed carried interest received from the funds that was subject to repayment.

•
We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

Assets Under Management
AUM for our Investment Management businesses of $9.5 billion at March 31, 2020 decreased compared to $10.7 billion at December 31, 2019. The amounts of AUM presented in the table below primarily reflect the assets which we manage. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 66% and 69% of Level I investments, 29% and 27% of Level II investments and 5% and 4% of Level III investments as of March 31, 2020 and December 31, 2019, respectively. Institutional Asset Management maintained 85% of Level I investments and 15% of Level II investments as of March 31, 2020 and December 31, 2019.
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
The following table summarizes AUM activity for the three months ended March 31, 2020:

	Wealth Management(1)	Institutional Asset Management	Total

	(dollars in millions)
Balance at December 31, 2019	$9,058	$1,634	$10,692
Inflows	353	199	552
Outflows	(135)	(193)	(328)
Market Appreciation (Depreciation)	(1,003)	(390)	(1,393)
Balance at March 31, 2020	$8,273	$1,250	$9,523

Unconsolidated Affiliates - Balance at March 31, 2020:
Atalanta Sosnoff	$—	$5,977	$5,977
ABS	$—	$5,218	$5,218
(1) Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $321.2 million and $319.8 million as of March 31, 2020 and December 31, 2019, respectively.
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of March 31, 2020:

	Wealth Management	Institutional Asset Management
Equities	52%	27%
Fixed Income	29%	73%
Liquidity(1)	14%	—%
Alternatives	5%	—%
Total	100%	100%
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
For the three months ended March 31, 2020, AUM for Wealth Management decreased 9%, reflecting an 11% decrease due to market depreciation (for further information see COVID-19 below), partially offset by a 2% increase due to flows. Wealth Management lagged the S&P 500 on a 1 and 3 year basis by approximately 1% during the period. Wealth Management lagged the fixed income composite on a 1 and 3 year basis by approximately 70 basis points and 30 basis points, respectively. For the period, the S&P 500 was down approximately 20% and the fixed income composite was flat.
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
For the three months ended March 31, 2020, AUM for Institutional Asset Management decreased 24%, primarily reflecting a decrease due to market depreciation. ECB's AUM market depreciation reflects market volatility, as well as the impact of the fluctuation of foreign currency. ECB outperformed the equities index and outperformed the fixed income index on one of their three portfolios for the three months ended March 31, 2020.
AUM from our unconsolidated affiliates decreased 13% compared to December 31, 2019, primarily related to market depreciation and negative investment performance in the current market environment.
Three Months Ended March 31, 2020 versus March 31, 2019
Net Investment Management Revenues were $13.4 million for the three months ended March 31, 2020, compared to $14.1 million for the three months ended March 31, 2019, which represented a decrease of 6%. Asset Management and Administration Fees earned from the management of client portfolios increased 3% from the three months ended March 31, 2019, primarily driven by an increase of $0.9 million in fees from Wealth Management clients, as associated AUM increased. Fee-based revenues included $0.07 million and $0.01 million of revenues from performance fees for the three months ended March 31, 2020 and 2019, respectively. Income from Equity Method Investments increased from the three months ended March 31, 2019, primarily as a result of an increase in earnings from our investments in Atalanta Sosnoff and ABS.
Operating Expenses were $12.7 million for the three months ended March 31, 2020, compared to $12.2 million for the three months ended March 31, 2019, an increase of $0.4 million, or 3%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $8.8 million for the three months ended March 31, 2020, compared to $8.5 million for the three months ended March 31, 2019, an increase of $0.3 million, or 4%. Non-compensation expenses, as a component of Operating Expenses, were $3.9 million for the three months ended March 31, 2020, compared to $3.7 million for the three months ended March 31, 2019, an increase of $0.2 million, or 5%.
Other Expenses of $0.03 million for the three months ended March 31, 2020 included Special Charges, Including Business Realignment Costs, related to separation and transition benefits and related costs as a result of the review of our operations. Other Expenses of $0.1 million for the three months ended March 31, 2019 was comprised of Acquisition and Transition Costs.

Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees (for further information see COVID-19 below), and the payment of operating expenses, including incentive compensation to our employees and interest expense on our repurchase agreements, Notes Payable and lines of credit, and the payment of income taxes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to private funds capital raising being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year's results and prior year's deferred compensation. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are generally funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to invest our cash in highly liquid securities or bank certificates of deposit, deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$38,880	$78,200
Non-cash charges	121,556	101,203
Other operating activities	(334,742)	(592,151)
Operating activities	(174,306)	(412,748)
Investing activities	324,822	80,393
Financing activities	(185,833)	(123,148)
Effect of exchange rate changes	(8,429)	3,868
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(43,746)	(451,635)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	643,886	800,096
End of Period	$600,140	$348,461
Three Months Ended March 31, 2020. Cash, Cash Equivalents and Restricted Cash were $600.1 million at March 31, 2020, a decrease of $43.7 million versus Cash, Cash Equivalents and Restricted Cash of $643.9 million at December 31, 2019. Operating activities resulted in a net outflow of $174.3 million, primarily related to the payment of 2019 bonus awards and deferred cash compensation, partially offset by earnings. Cash of $324.8 million was provided by investing activities primarily related to the maturity of certificates of deposit and net proceeds from sales and maturities of investment securities, partially offset by purchases of equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York. Financing activities during the period used cash of $185.8 million, primarily for purchases of treasury stock and the payment of dividends and distributions to noncontrolling interest holders. Cash also declined due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
Three Months Ended March 31, 2019. Cash, Cash Equivalents and Restricted Cash were $348.5 million at March 31, 2019, a decrease of $451.6 million versus Cash, Cash Equivalents and Restricted Cash of $800.1 million at December 31, 2018. Operating activities resulted in a net outflow of $412.7 million, primarily related to the payment of 2018 bonus awards and deferred cash compensation, partially offset by earnings. Cash of $80.4 million was provided by investing activities primarily related to the maturity of certificates of deposit, partially offset by purchases of furniture, equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York. Financing activities during the period used cash of $123.1 million, primarily for purchases of treasury stock, the payment of dividends and distributions to noncontrolling interest holders, partially offset by short-term borrowings.
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
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions, the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Likewise, our liquidity may be adversely impacted by our contractual obligations, including lease obligations. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. For information on the current environment see COVID-19 below.
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
COVID-19
The worldwide COVID-19 pandemic has negatively affected our business and is expected to continue to negatively affect our business. We expect the impact to be significant. Within the current environment caused by COVID-19, it is expected that the number of global and domestic M&A transactions will significantly decrease, and the timing of transaction closings is being prolonged, as the conditions typically required for global and domestic M&A are not present. Equity underwriting activity, which was strong in the first six weeks of the year, has significantly decreased since then, although we anticipate activity should return once markets stabilize, as it did in 2009 after the depths of the financial crisis. Our restructuring, debt advisory and capital markets advisory businesses are very active, and the volatility and increased volume in the equity markets have allowed our Equities business to increase secondary revenues. However, as these businesses typically produce less revenue than our M&A advisory business, the increased activity will not be sufficient to offset weakness in M&A activity. To a lesser extent, declines in equity market valuations will negatively impact our Wealth Management fees.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2020 included $584.6 million of Cash and Cash Equivalents and $261.7 million of Investment Securities, which are generally comprised of highly-liquid investments. However, at this time, it is uncertain how long our business will be negatively impacted by COVID-19 and the associated economic and market downturn. We anticipate that the decline in revenue will have a significant impact on our results of operations and cash flows. It is uncertain at this time how significant that impact will be. The degree of the impact will likely be directly correlated to the length and depth of the economic slowdown and speed of the recovery of the equity and credit markets. Market access to working capital, access to both short-term and long-term financing and/or the ability to raise capital will be impacted, and may be impacted significantly, during these resulting periods of economic distress. Our ability to fund operations, make capital investments, maintain compliance with our debt covenants and fund shareholder dividends and other capital commitments or stock repurchases may be adversely affected, depending on the length and depth of the disruption. We continue to monitor our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations regularly. This includes focusing on client billing activity, accounts receivable collections and cost management initiatives. Management is also carefully reviewing decisions related to capital projects and returning capital to investors, such as purchasing outstanding shares and dividend recommendations to the Board of Directors.
For a further discussion of risks related to our business, refer to "Risk Factors" in our 2019 Form 10-K and in Item 1A. Risk Factors in this Form 10-Q.
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to offset the dilutive effect of equity awards granted as compensation (see Note 16 to our unaudited condensed consolidated financial statements for further information.) The amount of cash required for these share repurchases is a function of the mix of equity and deferred cash compensation awarded for the annual bonus awards (see further discussion on deferred compensation under Other Commitments below). In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2020, we repurchased 850,134 Class A Shares, at an average cost per share of $76.02, for $64.6 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2020, we repurchased 991,746 Class A Shares, at an average cost per share of $77.05, for $76.4 million primarily related to minimum tax withholding requirements of share deliveries.

The aggregate 1,841,880 Class A Shares repurchased during the three months ended March 31, 2020, were acquired for aggregate purchase consideration of $141.0 million, at an average cost per share of $76.57. For further information see COVID-19 above.
Private Placements
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A Notes, $67.0 million aggregate principal amount of our 5.23% Series B Notes, $48.0 million aggregate principal amount of our 5.48% Series C Notes and $17.0 million aggregate principal amount of our 5.58% Series D Notes, pursuant to the 2016 Note Purchase Agreement dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2020, we were in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2020, we were in compliance with all of these covenants.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of March 31, 2020. Drawings under this facility bear interest at the prime rate. On March 11, 2019, East drew down $30.0 million on this facility, which was repaid on May 3, 2019. On June 21, 2019, East amended this facility with PNC such that, among other things, the interest rate provisions were modified to LIBOR plus 125 basis points and the maturity date was extended to October 31, 2020.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20.0 million, to be used for working capital and other corporate activities. The facility is unsecured and matures on October 31, 2020, subject to an extension agreed to between East and PNC. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of March 31, 2020. Drawings under this facility bear interest at LIBOR plus 150 basis points. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of March 31, 2020.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $6.3 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
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
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York, and subsequently entered into an amendment to this lease agreement for additional office space, as well as extending our original commitment, on December 6, 2019. We expect to spend approximately $25.0 million, net of a tenant improvement allowance, to improve the premises under this lease over the next twelve months. However, given the current environment, our work at these premises is currently suspended and the expected timing of commencement is currently unknown. For further information see Note 10 to our unaudited condensed consolidated financial statements and COVID-19 above.
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately five months, as of March 31, 2020, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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
As of March 31, 2020 and December 31, 2019, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	March 31, 2020		December 31, 2019
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)

	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$20,422		$12,431
Securities Purchased Under Agreements to Resell	—	$—	13,566	$13,572
Total Assets	$20,422		$25,997
Liabilities
Securities Sold Under Agreements to Repurchase	$(20,422)	$(20,421)	$(26,000)	$(25,992)
Net Liabilities	$—		$(3)
Risk Measures
VaR	$1		$1
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(1)		$(1)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$1		$1
Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $13.7 million and $13.8 million as of March 31, 2020 and

December 31, 2019, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.
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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of March 31, 2020, the fair value of our investments with these products, based on closing prices, was $49.4 million.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $4.9 million, $9.9 million and $14.8 million, respectively, for the three months ended March 31, 2020.
In February 2020, we entered into four month futures contracts on a stock index fund with a notional amount of $38.9 million, as an economic hedge against our deferred cash compensation program. These contracts will settle in June 2020. In accordance with ASC 815, these contracts are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The futures contracts had a minimum cash requirement of $6.1 million as of March 31, 2020, which is reflected in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition. The Company had net unrealized losses of ($9.2) million for the three months ended March 31, 2020.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $4.6 million for the three months ended March 31, 2020.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe, Asia and Mexico, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our European, Asian and Latin American revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Mexican pesos, Brazilian real, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2020, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($11.3) million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.

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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on the our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of approximately $0.5 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020 and December 31, 2019, total receivables recorded in Accounts Receivable amounted to $247.4 million and $296.4 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $59.6 million and $63.6 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of March 31, 2020, total contract assets recorded in Other Current Assets and Other Assets amounted to $31.7 million and $9.5 million, respectively. As of December 31, 2019, total contract assets recorded in Other Current Assets and Other Assets amounted to $31.5 million and $2.5 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2020, we had Investment Securities of $261.7 million, of which 81% were corporate and municipal securities and treasury bills and notes, primarily with S&P ratings ranging from AAA to BB+.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.
We adopted ASU 2016-13 on January 1, 2020, which requires credit losses to be based on expected losses rather than incurred losses. See Notes 2 and 3 to our unaudited condensed consolidated financial statements for further information.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended March 31, 2020 that have materially affected, or reasonably affect, our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the normal course of business, from time to time, the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, Hong Kong, Singapore, Canadian, Dubai and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings (including the matter described below), individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
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

Item 1A.	Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2019 Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Material changes to the Company's risk factors since the 2019 Form 10-K are below. There have been no other material changes to the Company’s risk factors since the 2019 Form 10-K.
Our business and operations have been, and are expected to continue to be, adversely affected by the COVID-19 pandemic. The effects of the COVID-19 pandemic heighten the other risks described in the section entitled "Risk Factors" in the 2019 Form 10-K.
The worldwide COVID-19 pandemic has negatively affected our business and is expected to continue to negatively affect our business in a significant manner. Within the current environment caused by COVID-19, the number of global and domestic M&A transactions are expected to significantly decrease, and the timing of transaction closings are being prolonged, as the conditions typically required for global and domestic M&A are absent. In addition, equity underwriting activity significantly decreased towards the end of the first quarter of 2020 and also is expected to continue to be adversely affected as a result of the COVID-19 pandemic. Increases in activity in our restructuring, debt advisory, capital markets advisory businesses and Equities business will not be sufficient to offset weakness in M&A activity. In addition, this increased activity may not be replicated in future quarters. To a lesser extent, declines in equity market valuations also will negatively impact our Wealth Management fees.
It is uncertain how long and the extent to which our business will be negatively impacted by COVID-19 and the associated economic and market downturn. The associated decline in revenue may have a significant adverse impact on our results of operations and cash flows. The degree of the impact will likely be correlated to the length and depth of the economic slowdown and speed of the recovery of the equity and credit markets.
Market access to working capital, access to both short-term and long-term financing and/or the ability to raise capital will be impacted, and may be impacted significantly, during these resulting periods of economic distress. Our ability to fund operations, make capital investments, maintain compliance with our debt covenants and fund shareholder dividends and other capital commitments or stock repurchases may be adversely affected, depending on the length and depth of the disruption.
Operationally, nearly all of our employees are working remotely, including senior corporate and business leaders, and we have restricted the business travel of our workforce. Although we have implemented these policies, if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with the pandemic, the impact of the pandemic on our businesses could be exacerbated. In addition, the effects of the COVID-19 pandemic, including the remote work environment, heighten the other risks described in the section entitled "Risk Factors" in the 2019 Form 10-K and the ones described above, including cybersecurity risks to which our business is subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2020	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	32,232	$76.45	25,000	4,094,401
February 1 to February 29	1,742,690	76.99	825,134	3,269,267
March 1 to March 31	66,958	65.83	—	3,269,267
Total January 1 to March 31	1,841,880	$76.57	850,134	3,269,267

(1)	Includes the repurchase of 991,746 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2020.

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

101.INS
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: May 5, 2020

Evercore Inc.

By:	/S/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Chief Executive Officer and Director

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer