Form 10-Q
period 2020-09-30
Evercore Inc.
filed 2020-11-02
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 22, 2020 was 40,631,720. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 22, 2020 was 53 (excluding 47 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash and Cash Equivalents	$1,149,291	$633,808
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $114,204 at December 31, 2019)	100,846	623,946
Financial Instruments Owned and Pledged as Collateral at Fair Value	13,279	12,431
Securities Purchased Under Agreements to Resell	8,766	13,566
Accounts Receivable (net of allowances of $10,833 and $7,881 at September 30, 2020 and December 31, 2019, respectively)	282,357	296,355
Receivable from Employees and Related Parties	25,900	22,416
Other Current Assets	61,749	87,900
Total Current Assets	1,642,188	1,690,422
Investments	82,262	89,490
Deferred Tax Assets	279,214	268,591
Operating Lease Right-of-Use Assets	278,055	199,988
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $136,815 and $117,387 at September 30, 2020 and December 31, 2019, respectively)	149,781	126,799
Goodwill	126,273	130,758
Intangible Assets (net of accumulated amortization of $8,793 and $7,292 at September 30, 2020 and December 31, 2019, respectively)	802	2,303
Other Assets	86,883	90,262
Total Assets	$2,645,458	$2,598,613
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$429,932	$518,991
Accounts Payable and Accrued Expenses	41,084	39,726
Securities Sold Under Agreements to Repurchase	22,050	26,000
Payable to Employees and Related Parties	21,512	31,703
Operating Lease Liabilities	41,018	33,316
Taxes Payable	2,275	3,400
Current Portion of Notes Payable	37,948	—
Other Current Liabilities	22,020	15,517
Total Current Liabilities	617,839	668,653
Operating Lease Liabilities	302,725	217,251
Notes Payable	336,562	375,062
Amounts Due Pursuant to Tax Receivable Agreements	84,949	84,952
Other Long-term Liabilities	96,369	126,445
Total Liabilities	1,438,444	1,472,363
Commitments and Contingencies (Note 17)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 72,014,728 and 68,698,675 issued at September 30, 2020 and December 31, 2019, respectively, and 40,605,372 and 39,176,010 outstanding at September 30, 2020 and December 31, 2019, respectively)	720	687
Class B, par value $0.01 per share (1,000,000 shares authorized, 53 and 84 issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	—	—
Additional Paid-In-Capital	2,216,722	2,016,524
Accumulated Other Comprehensive Income (Loss)	(31,403)	(27,596)
Retained Earnings	606,542	558,269
Treasury Stock at Cost (31,409,356 and 29,522,665 shares at September 30, 2020 and December 31, 2019, respectively)	(1,821,655)	(1,678,168)
Total Evercore Inc. Stockholders' Equity	970,926	869,716
Noncontrolling Interest	236,088	256,534
Total Equity	1,207,014	1,126,250
Total Liabilities and Equity	$2,645,458	$2,598,613
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Investment Banking:
Advisory Fees	$270,662	$320,885	$965,662	$1,090,309
Underwriting Fees	66,499	17,598	181,182	61,428
Commissions and Related Fees	43,853	46,820	153,353	137,417
Asset Management and Administration Fees	14,025	12,650	39,725	37,452
Other Revenue, Including Interest and Investments	12,479	9,911	13,047	35,886
Total Revenues	407,518	407,864	1,352,969	1,362,492
Interest Expense	5,003	5,666	16,372	13,921
Net Revenues	402,515	402,198	1,336,597	1,348,571
Expenses
Employee Compensation and Benefits	259,812	241,702	864,600	803,657
Occupancy and Equipment Rental	18,043	16,946	54,318	51,225
Professional Fees	17,324	21,577	53,165	60,912
Travel and Related Expenses	3,182	17,589	23,089	54,650
Communications and Information Services	13,868	12,146	40,704	34,773
Depreciation and Amortization	6,214	8,419	20,060	23,123
Execution, Clearing and Custody Fees	2,840	3,265	10,230	9,483
Special Charges, Including Business Realignment Costs	7,380	1,029	39,614	3,087
Acquisition and Transition Costs	454	380	560	488
Other Operating Expenses	9,712	8,801	30,539	26,185
Total Expenses	338,829	331,854	1,136,879	1,067,583
Income Before Income from Equity Method Investments and Income Taxes	63,686	70,344	199,718	280,988
Income from Equity Method Investments	3,111	2,562	8,552	7,226
Income Before Income Taxes	66,797	72,906	208,270	288,214
Provision for Income Taxes	15,677	20,402	51,042	60,253
Net Income	51,120	52,504	157,228	227,961
Net Income Attributable to Noncontrolling Interest	8,510	9,226	27,031	35,709
Net Income Attributable to Evercore Inc.	$42,610	$43,278	$130,197	$192,252
Net Income Attributable to Evercore Inc. Common Shareholders	$42,610	$43,278	$130,197	$192,252
Weighted Average Shares of Class A Common Stock Outstanding
Basic	40,694	39,704	40,441	40,246
Diluted	42,343	42,789	42,185	43,437
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$1.05	$1.09	$3.22	$4.78
Diluted	$1.01	$1.01	$3.09	$4.43

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Net Income	$51,120	$52,504	$157,228	$227,961
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(23)	(45)	(1,720)	(715)
Foreign Currency Translation Adjustment Gain (Loss), net	6,773	(3,258)	(2,868)	(4,406)
Other Comprehensive Income (Loss)	6,750	(3,303)	(4,588)	(5,121)
Comprehensive Income	57,870	49,201	152,640	222,840
Comprehensive Income Attributable to Noncontrolling Interest	9,496	8,724	26,250	34,943
Comprehensive Income Attributable to Evercore Inc.	$48,374	$40,477	$126,390	$187,897

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended September 30, 2020
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2020	71,977,753	$720	$2,166,837	$(37,167)	$590,866	(31,393,480)	$(1,820,728)	$231,622	$1,132,150
Net Income	—	—	—	—	42,610	—	—	8,510	51,120
Other Comprehensive Income	—	—	—	5,764	—	—	—	986	6,750
Treasury Stock Purchases	—	—	—	—	—	(15,876)	(927)	—	(927)
Evercore LP Units Exchanged for Class A Common Stock	200	—	11	—	—	—	—	(8)	3
Equity-based Compensation Awards	36,775	—	49,874	—	—	—	—	4,231	54,105
Dividends	—	—	—	—	(26,934)	—	—	—	(26,934)
Noncontrolling Interest (Note 14)	—	—	—	—	—	—	—	(9,253)	(9,253)
Balance at September 30, 2020	72,014,728	$720	$2,216,722	$(31,403)	$606,542	(31,409,356)	$(1,821,655)	$236,088	$1,207,014

	For the Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2019	68,698,675	$687	$2,016,524	$(27,596)	$558,269	(29,522,665)	$(1,678,168)	$256,534	$1,126,250
Cumulative Effect of Accounting Change(1)	—	—	—	—	(1,310)	—	—	—	(1,310)
Net Income	—	—	—	—	130,197	—	—	27,031	157,228
Other Comprehensive Income (Loss)	—	—	—	(3,807)	—	—	—	(781)	(4,588)
Treasury Stock Purchases	—	—	—	—	—	(1,886,691)	(143,487)	—	(143,487)
Evercore LP Units Exchanged for Class A Common Stock	806,555	8	42,353	—	—	—	—	(33,762)	8,599
Equity-based Compensation Awards	2,509,498	25	159,410	—	—	—	—	9,926	169,361
Dividends	—	—	—	—	(80,614)	—	—	—	(80,614)
Noncontrolling Interest (Note 14)	—	—	(1,565)	—	—	—	—	(22,860)	(24,425)
Balance at September 30, 2020	72,014,728	$720	$2,216,722	$(31,403)	$606,542	(31,409,356)	$(1,821,655)	$236,088	$1,207,014

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

	For the Three Months Ended September 30, 2019
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2019	68,508,501	$685	$1,916,503	$(31,988)	$463,002	(28,643,895)	$(1,609,916)	$236,549	$974,835
Net Income	—	—	—	—	43,278	—	—	9,226	52,504
Other Comprehensive Income (Loss)	—	—	—	(2,801)	—	—	—	(502)	(3,303)
Treasury Stock Purchases	—	—	—	—	—	(493,943)	(39,035)	—	(39,035)
Evercore LP Units Exchanged for Class A Common Stock	24,789	1	1,501	—	—	—	—	(1,010)	492
Equity-based Compensation Awards	40,571	—	50,175	—	—	—	—	6,993	57,168
Dividends	—	—	—	—	(26,722)	—	—	—	(26,722)
Noncontrolling Interest (Note 14)	—	—	—	—	—	—	—	(12,651)	(12,651)
Balance at September 30, 2019	68,573,861	$686	$1,968,179	$(34,789)	$479,558	(29,137,838)	$(1,648,951)	$238,605	$1,003,288

	For the Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2018	65,872,014	$659	$1,818,100	$(30,434)	$364,882	(26,123,438)	$(1,395,087)	$249,819	$1,007,939
Net Income	—	—	—	—	192,252	—	—	35,709	227,961
Other Comprehensive Income (Loss)	—	—	—	(4,355)	—	—	—	(766)	(5,121)
Treasury Stock Purchases	—	—	—	—	—	(3,014,400)	(253,864)	—	(253,864)
Evercore LP Units Exchanged for Class A Common Stock	281,685	3	30,828	—	—	—	—	(12,187)	18,644
Equity-based Compensation Awards	2,420,162	24	160,733	—	—	—	—	19,109	179,866
Dividends	—	—	—	—	(77,576)	—	—	—	(77,576)
Noncontrolling Interest (Note 14)	—	—	(41,482)	—	—	—	—	(53,079)	(94,561)
Balance at September 30, 2019	68,573,861	$686	$1,968,179	$(34,789)	$479,558	(29,137,838)	$(1,648,951)	$238,605	$1,003,288

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net Income	$157,228	$227,961
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	3,471	(9,330)
Equity Method Investments	2,341	2,516
Equity-Based and Other Deferred Compensation	271,145	278,422
Gain on Sale of ECB Trust Business	(1,355)	—
Noncash Lease Expense	28,564	22,736
Depreciation, Amortization and Accretion	22,440	26,438
Bad Debt Expense	5,888	2,569
Deferred Taxes	(260)	(14,621)
Decrease (Increase) in Operating Assets:
Investment Securities	2,250	(459)
Financial Instruments Owned and Pledged as Collateral at Fair Value	(2,859)	(1,351)
Securities Purchased Under Agreements to Resell	2,753	1,299
Accounts Receivable	4,037	(1,567)
Receivable from Employees and Related Parties	(3,503)	3,153
Other Assets	24,576	(25,491)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(213,817)	(389,446)
Accounts Payable and Accrued Expenses	283	4,059
Securities Sold Under Agreements to Repurchase	109	18
Payables to Employees and Related Parties	(10,194)	(3,147)
Taxes Payable	(1,125)	(32,868)
Other Liabilities	(8,777)	64
Net Cash Provided by Operating Activities	283,195	90,955
Cash Flows From Investing Activities
Investments Purchased	(143)	(3,822)
Distributions of Private Equity Investments	650	1,698
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities and Futures Contracts Activity	554,141	376,934
Purchases of Investment Securities and Futures Contracts Activity	(247,920)	(570,783)
Maturity of Certificates of Deposit	214,266	100,000
Purchase of Certificates of Deposit	—	(211,861)
Purchase of Furniture, Equipment and Leasehold Improvements	(41,580)	(46,155)
Proceeds from Sale of Business	1,830	—
Net Cash Provided by (Used In) Investing Activities	481,244	(353,989)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	540	600
Distributions to Noncontrolling Interests	(23,262)	(44,947)
Short-Term Borrowings	—	30,000
Repayment of Short-Term Borrowings	—	(30,000)
Issuance of Notes Payable	—	205,718
Debt Issuance Costs	—	(2,032)
Purchase of Treasury Stock and Noncontrolling Interests	(144,338)	(304,078)
Dividends	(81,297)	(73,875)
Net Cash Provided by (Used in) Financing Activities	(248,357)	(218,614)
Effect of Exchange Rate Changes on Cash	(1,302)	(4,869)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	514,780	(486,517)
Cash, Cash Equivalents and Restricted Cash-Beginning of Period	643,886	800,096
Cash, Cash Equivalents and Restricted Cash-End of Period	$1,158,666	$313,579
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$18,110	$14,750
Payments for Income Taxes	$42,777	$120,929
Accrued Dividends	$10,266	$10,903
Noncash Purchase of Noncontrolling Interest	$851	$2,701

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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan") and Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan and Evercore Beijing (as of January 1, 2019 for Evercore Japan and Evercore Beijing), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan and Evercore Beijing assets of $228,884 and liabilities of $102,217 at September 30, 2020 and assets of $227,885 and liabilities of $129,494 at December 31, 2019.
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
ASU 2020-06 – In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). ASU 2020-06 provides amendments to reduce the number of models used to account for convertible instruments and to simplify the accounting for contracts in an entity's own equity. ASU 2020-06 also provides amendments to diluted earnings per share calculations, which require entities to use the if-converted method for convertible instruments and to include the effect of potential share settlement from instruments that may be settled in cash or in shares. The amendments in this update are effective during interim and annual periods beginning after December 15, 2021, with early adoption permitted. The amendments should be applied using a modified or full retrospective transition method. The Company is currently

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Banking:
Advisory Fees	$270,662	$320,885	$965,662	$1,090,309
Underwriting Fees	66,499	17,598	181,182	61,428
Commissions and Related Fees	43,853	46,820	153,353	137,417
Total Investment Banking	$381,014	$385,303	$1,300,197	$1,289,154

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$13,664	$12,155	$38,624	$35,408
Institutional Asset Management	361	495	1,101	2,044
Total Investment Management	$14,025	$12,650	$39,725	$37,452

Contract Balances
The change in the Company’s contract assets and liabilities during the periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the nine months ended September 30, 2020 and 2019 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Nine Months Ended September 30, 2020
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2020	$296,355	$63,554	$31,525	$2,504	$2,492	$615
Increase (Decrease)	(13,998)	(580)	(12,244)	(88)	9,784	(234)
Balance at September 30, 2020	$282,357	$62,974	$19,281	$2,416	$12,276	$381

	For the Nine Months Ended September 30, 2019
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2019	$309,075	$60,948	$2,833	$541	$4,016	$1,731
Increase (Decrease)	(3,403)	3,628	(1,799)	1,787	912	(1,116)
Balance at September 30, 2019	$305,672	$64,576	$1,034	$2,328	$4,928	$615

(1)	Included in Accounts Receivable on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(3)	Included in Other Current Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(4)	Included in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.

(5)	Included in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.

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
The Company recognized revenue of $5,652 and $11,543 on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020, respectively, and $3,377 and $10,870 for the three and nine months ended September 30, 2019, respectively, that was initially included in deferred revenue on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and nine months ended September 30, 2020 and 2019 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning Balance(1)	$11,125	$7,359	$9,191	$6,037
Bad debt expense	557	819	5,888	2,569
Write-offs, foreign currency translation and other adjustments	(849)	(6,235)	(4,246)	(6,663)
Ending Balance	$10,833	$1,943	$10,833	$1,943

(1) Beginning Balance for the nine months ended September 30, 2020 includes the cumulative-effect adjustment of $1,310, which reflects the increase in the Company's Allowance for Doubtful Accounts as a result of the use of the current expected credit loss model related to the adoption of ASU 2016-13 on January 1, 2020. See Notes 2 and 3 for further information.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

The change in the balance during the three and nine months ended September 30, 2020 is primarily related to an increase in the current period provision of expected credit losses and the write-off of aged receivables, as well as the impact of the change in the amount of receivables outstanding greater than 120 days at September 30, 2020.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of September 30, 2020, by year of origination:

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$32,140	$20,900	$10,845	$1,093	$412	$65,390

Note 5 – Business Developments, Special Charges, Including Business Realignment Costs, and Intangible Asset Amortization
Business Developments
Sale of ECB Trust Business - On July 2, 2020, the Company completed the sale of the trust business of Evercore Casa de Bolsa, S.A. de C.V. ("ECB") (the "ECB Trust Business"), which was a part of its Investment Management segment, for a purchase price of MXN 39,500 ($1,830). As a result of this transaction, the Company deconsolidated assets of $475, representing an allocation of goodwill based on the relative fair value of the business being sold to the total fair value of the Institutional Asset Management reporting unit. This transaction resulted in a pre-tax gain of $1,355 included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.
Special Charges, Including Business Realignment Costs
The Company recognized $7,380 and $39,614 for the three and nine months ended September 30, 2020, respectively, as Special Charges, Including Business Realignment Costs. For the three and nine months ended September 30, 2020, these costs include $7,253 and $37,558, respectively, for separation and transition benefits and related costs as a result of the Company's review of its operations, described below, and $127 and $2,056, respectively, for the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives.
In the first quarter of 2020, the Company substantially completed a review of operations focused on markets, sectors and people which have delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review, which began in the fourth quarter of 2019, will generate reductions of approximately 8% of the Company's headcount. In conjunction with the employment reductions, the Company is expected to incur aggregate separation and transition benefits (including costs related to the acceleration of deferred compensation) and related costs of approximately $43,000, $37,558 of which has been recorded in Special Charges, Including Business Realignment Costs, in the first nine months of 2020, and $2,850 of which was recorded in 2019. The Company's estimates of charges are based on a number of assumptions. Actual results may differ materially if actual activity deviates from these assumptions.
In connection with its business realignment initiatives, in April 2020, the Company entered into an agreement for the leaders of its business in Mexico to purchase ECB, the Company's Mexico based broker-dealer focused principally on providing Investment Management services, for a purchase price of MXN 35,000. This sale will be completed following regulatory approval. In addition, in October 2020 the Company announced the decision to transition its advisory presence in Mexico to a strategic alliance relationship with a newly-formed independent strategic advisory firm founded by certain former employees.
The Company recognized $1,029 and $3,087 for the three and nine months ended September 30, 2019, respectively, as Special Charges, Including Business Realignment Costs, incurred related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Banking was $169 and $1,183 for the three and nine months ended September 30, 2020, respectively, and $2,190 and $6,570 for the three and nine months ended September 30, 2019, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Management was $105 and $318 for the three and nine months ended September 30, 2020, respectively, and $109 and $328 for the three and nine months ended September 30, 2019, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 6 – Related Parties
Investment Banking Revenue includes advisory fees earned from clients that have Senior Managing Directors and certain Senior Advisors and executives as a member of their Board of Directors of $4,859 and $13,628 for the three and nine months ended September 30, 2020, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $11,060 and $13,137 as of September 30, 2020 and December 31, 2019, respectively. See Note 16 for further information.
Note 7 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020				December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$—	$—	$—	$—	$114,204	$591	$11	$114,784
Equity Securities	666	—	322	344	666	—	168	498
Debt Securities Carried by Broker-Dealers	4,806	—	55	4,751	225,727	1,648	20	227,355
Investment Funds	87,794	7,957	—	95,751	58,704	7,809	—	66,513
Total Investment Securities (carried at fair value)	$93,266	$7,957	$377	$100,846	$399,301	$10,048	$199	$409,150

Certificates of Deposit (carried at contract value)				—				214,796

Total Investment Securities and Certificates of Deposit				$100,846				$623,946

Scheduled maturities of the Company's available-for-sale debt securities as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$108,662	$109,217
Due after one year through five years	—	—	5,542	5,567
Total	$—	$—	$114,204	$114,784

Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

The Company had net realized gains (losses) of $2 and $75 for the three and nine months ended September 30, 2020, respectively, and ($3) and ($9) for the three and nine months ended September 30, 2019, respectively.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $92 and ($154) for the three and nine months ended September 30, 2020, respectively, and $30 and $223 for the three and nine months ended September 30, 2019, respectively.
Debt Securities Carried by Broker-Dealers
EGL and other broker-dealers invest in fixed income portfolios consisting primarily of U.S. Treasury bills, municipal bonds and other debt securities. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($1,240) for the nine months ended September 30, 2020 and ($55) and $459 for the three and nine months ended September 30, 2019, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company's deferred cash compensation program. See Note 16 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $7,798 and $5,008 for the three and nine months ended September 30, 2020, respectively, and $532 and $9,231 for the three and nine months ended September 30, 2019, respectively.
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
Note 8 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company, through ECB, enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflects as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounts for these repurchase and reverse repurchase agreements as collateralized financing transactions, which are carried at their contract amounts, which approximate fair value given that the contracts mature the following business day. The Company records a liability on its Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company records as assets on its Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company has acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company has acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities had an estimated average time to maturity of approximately 1.2 years, as of September 30, 2020, and are pledged as collateral against repurchase agreements. Generally, collateral is posted

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB and permit the counterparty to pledge the securities.
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
As of September 30, 2020 and December 31, 2019, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions was as follows:

	September 30, 2020		December 31, 2019
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$13,279		$12,431
Securities Purchased Under Agreements to Resell	8,766	$8,763	13,566	$13,572
Total Assets	$22,045		$25,997
Liabilities
Securities Sold Under Agreements to Repurchase	$(22,050)	$(22,057)	$(26,000)	$(25,992)

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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
ABS	$37,310	$40,052
Atalanta Sosnoff	12,268	12,300
Luminis	5,522	4,923
Total	$55,100	$57,275

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS Investment Management, LLC. Effective as of September 1, 2018, ABS Investment Management, LLC underwent an internal reorganization pursuant to which the Company contributed its ownership interest in ABS Investment Management, LLC to ABS in exchange for ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC.  Taken together, the ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC are substantially equivalent to the contributed ownership interests in ABS Investment Management, LLC. At September 30, 2020, the Company's economic ownership interest in ABS was 46%. This investment resulted in earnings of $1,917 and $5,740 for the three and nine months ended September 30, 2020, respectively, and $1,936 and $5,588 for the three and nine months ended September 30, 2019, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At September 30, 2020, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $624 and $1,641 for the three and nine months ended September 30, 2020, respectively, and $344 and $882 for the three and nine months ended September 30, 2019, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At September 30, 2020, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $570 and $1,171 for the three and nine months ended September 30, 2020, respectively, and $282 and $756 for the three and nine months ended September 30, 2019, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 and $237 for the three and nine months ended September 30, 2020, respectively, and $171 and $513 for the three and nine months ended September 30, 2019, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company records its investment in G5 as a held-to-maturity debt security within Investments on the Unaudited Condensed Consolidated Statements of Financial Condition. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company is accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027. This investment is subject to currency translation from Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. This investment had a balance of $6,684 and $9,235 as of September 30, 2020 and December 31, 2019, respectively.
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
A summary of the Company's investments in the private equity funds as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Glisco II, Glisco III and Glisco IV	$2,695	$3,820
Trilantic IV, Trilantic V and Trilantic VI	9,034	9,727
Total Private Equity Funds	$11,729	$13,547

Net realized and unrealized gains (losses) on private equity fund investments were $697 and ($1,646) for the three and nine months ended September 30, 2020, respectively, and ($49) and ($176) for the three and nine months ended September 30, 2019, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2020, $347 of previously distributed carried interest received from the funds was subject to repayment.
General Partners of Private Equity Funds which are VIEs
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $2,975 and $4,658 included in its Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2020 and December 31, 2019, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of September 30, 2020 and December 31, 2019 was $5,483 and $8,810, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During the nine months ended September 30, 2020, $14 and $110 of this investment was allocated to Trilantic Fund V and VI, respectively. From 2010 to 2019, $1,178, $5,135 and $3,015 of this investment was allocated to Trilantic Fund IV, V and VI, respectively. This investment had a balance of $6,638 and $6,762 as of September 30, 2020 and December 31, 2019, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $376 was unfunded at September 30, 2020. The Company also has a $12,000 commitment to invest in Trilantic Fund VI, of which $9,054 was unfunded at September 30, 2020. The Company funded $3,015 of the commitment to invest in Trilantic Fund VI during the nine months ended September 30, 2019.
Other Investments
In 2015, the Company received an equity security in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $1,079 as of September 30, 2020 and December 31, 2019.
In May 2019, the Company received preferred equity securities in a private company in exchange for advisory services. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes and had a balance of $645 and $693 as of September 30, 2020 and December 31, 2019, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $387 and $899 as of September 30, 2020 and December 31, 2019, respectively.
Note 10 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $12,248 and $36,272 for the three and nine months ended September 30, 2020, respectively, and $10,649 and $30,992 for the three and nine months ended September 30, 2019, respectively, and variable lease cost of $1,841 and $4,696 for the three and nine months ended September 30, 2020, respectively, and $1,754 and $6,572 for the three and nine months ended September 30, 2019, respectively.
On July 1, 2018, the Company entered into a new lease agreement for office space at its headquarters at 55 East 52nd St., New York, New York. Under the terms of the agreement, the Company committed to extend the lease term for the Company's current space and add space on up to seven additional floors, three of which commenced as of the lease’s effective date. The Company anticipates that it will take possession of the remainder of these floors over the next three years. On December 6, 2019, the lease was modified to add an additional floor and to extend the lease term for all current and prospective space to end on December 31, 2035.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of $5,549 and $5,536, as of September 30, 2020 and December 31, 2019, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,170 and $3,497 for the three and nine months ended September 30, 2020, respectively, and $1,132 and $3,059 for the three and nine months ended September 30, 2019, respectively.
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
The Company incurred net operating cash outflows of $22,469 and $15,778 for the nine months ended September 30, 2020 and 2019, respectively, related to its operating leases, which were net of cash received from lease incentives of $10,267 and $12,854, respectively.
Other information as it relates to the Company's operating leases is as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$19,818	$13,598	$107,986	$28,909

			September 30, 2020	September 30, 2019
Weighted-average remaining lease term - operating leases			11.5 years	9.0 years
Weighted-average discount rate - operating leases			4.11%	5.53%

As of September 30, 2020, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2020 (October 1 through December 31)	$12,472
2021	52,192
2022	51,660
2023	36,560
2024	29,595
Thereafter	277,230
Total lease payments	459,709
Less: Tenant Improvement Allowances	(18,586)
Less: Imputed Interest	(97,380)
Present value of lease liabilities	343,743
Less: Current lease liabilities	(41,018)
Long-term lease liabilities	$302,725
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces by the end of 2023. These spaces will have lease terms of 3 to 13 years once the Company has taken possession. The additional future payments under these arrangements are $197,835 as of September 30, 2020.
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
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

fair values of corporate bonds, municipal bonds and other debt securities held at December 31, 2019 are based on prices provided by external pricing services.
Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level I	Level II	Level III	Total
Debt Securities Carried by Broker-Dealers(1)	$219,849	$—	$—	$219,849
Other Debt and Equity Securities(2)	10,243	—	—	10,243
Investment Funds	95,751	—	—	95,751
Financial Instruments Owned and Pledged as Collateral at Fair Value	13,279	—	—	13,279
Total Assets Measured At Fair Value	$339,122	$—	$—	$339,122

	December 31, 2019
	Level I	Level II	Level III	Total
Corporate Bonds, Municipal Bonds and Other Debt Securities Carried by Broker-Dealers	$168,650	$58,705	$—	$227,355
Other Debt and Equity Securities(2)	111,823	6,449	—	118,272
Investment Funds	66,513	—	—	66,513
Financial Instruments Owned and Pledged as Collateral at Fair Value	12,431	—	—	12,431
Total Assets Measured At Fair Value	$359,417	$65,154	$—	$424,571

(1)	Includes $215,098 of treasury bills classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2020.

(2)
Includes $9,899 and $2,990 of treasury bills and notes and municipal bonds classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019, respectively.

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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		September 30, 2020
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$924,294	$924,294	$—	$—	$924,294
Debt Security Investment	6,684	—	—	6,684	6,684
Securities Purchased Under Agreements to Resell	8,766	—	8,766	—	8,766
Receivables(1)	345,331	—	342,398	—	342,398
Contract Assets(2)	21,697	—	21,517	—	21,517
Receivable from Employees and Related Parties	25,900	—	25,900	—	25,900
Closely-held Equity Securities	1,724	—	—	1,724	1,724
Financial Liabilities:
Accounts Payable and Accrued Expenses	$41,084	$—	$41,084	$—	$41,084
Securities Sold Under Agreements to Repurchase	22,050	—	22,050	—	22,050
Payable to Employees and Related Parties	21,512	—	21,512	—	21,512
Notes Payable(3)	374,510	—	400,507	—	400,507

		December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level I	Level II	Level III	Total
Financial Assets:
Cash and Cash Equivalents	$630,818	$630,818	$—	$—	$630,818
Certificates of Deposit	214,796	—	214,796	—	214,796
Debt Security Investment	9,235	—	—	9,235	9,235
Securities Purchased Under Agreements to Resell	13,566	—	13,566	—	13,566
Receivables(1)	359,909	—	357,047	—	357,047
Contract Assets(2)	34,029	—	33,854	—	33,854
Receivable from Employees and Related Parties	22,416	—	22,416	—	22,416
Closely-held Equity Securities	1,772	—	—	1,772	1,772
Financial Liabilities:
Accounts Payable and Accrued Expenses	$39,726	$—	$39,726	$—	$39,726
Securities Sold Under Agreements to Repurchase	26,000	—	26,000	—	26,000
Payable to Employees and Related Parties	31,703	—	31,703	—	31,703
Notes Payable	375,062	—	382,274	—	382,274

(1)	Includes Accounts Receivable, as well as long-term receivables, which are included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(2)	Includes current and long-term contract assets included in Other Current Assets and Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

(3)	Includes current and long-term Notes Payable included in Current Portion of Notes Payable and Notes Payable on the Unaudited Condensed Consolidated Statements of Financial Condition.

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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2020, the Company was in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2020, the Company was in compliance with all of these covenants.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Notes Payable is comprised of the following as of September 30, 2020 and December 31, 2019:

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	September 30, 2020	December 31, 2019
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,948	$37,873
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,671	66,581
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,636	47,595
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,854	16,842
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,321	74,282
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,446	59,422
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,625	39,613
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	32,009	32,854
Total			$374,510	$375,062
Less: Current Portion of Notes Payable			(37,948)	—
Notes Payable			$336,562	$375,062

(a)	Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 13 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on October 20, 2020, a quarterly cash dividend of $0.61 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of November 27, 2020, which will be paid on December 11, 2020. During the three and nine months ended September 30, 2020, the Company declared and paid dividends of $0.58 and $1.74 per share, respectively, totaling $23,586 and $70,348, respectively, and accrued deferred cash dividends on unvested restricted stock units ("RSUs"), totaling $3,348 and $10,266, respectively. The Company also paid deferred cash dividends of $182 and $10,949 during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, the Company declared and paid dividends of $0.58 and $1.66 per share, respectively, totaling $22,944 and $66,673, respectively, and accrued deferred cash dividends on unvested RSUs, totaling $3,778 and $10,903, respectively. The Company also paid deferred cash dividends of $134 and $7,202 during the three and nine months ended September 30, 2019, respectively.
Treasury Stock – During the three months ended September 30, 2020, the Company purchased 16 Class A Shares from employees at market values ranging from $54.81 to $65.34 per share (at an average cost per share of $58.37), primarily for the net settlement of stock-based compensation awards. The result of these purchases was an increase in Treasury Stock of $927 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2020.
During the nine months ended September 30, 2020, the Company purchased 1,033 Class A Shares primarily from employees at market values ranging from $38.23 to $81.31 per share (at an average cost per share of $76.18), primarily for the net settlement of stock-based compensation awards, and 854 Class A Shares at market values ranging from $58.28 to $81.96 per share (at an average cost per share of $75.93) pursuant to the Company's share repurchase program. The aggregate 1,887 Class A Shares were purchased at an average cost per share of $76.07, and the result of these purchases was an increase in Treasury Stock of $143,487 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2020.
LP Units – During the three and nine months ended September 30, 2020, 0.2 and 807 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares. This resulted in increases to Common Stock of $8 for the nine months ended September 30, 2020, and Additional Paid-In-Capital of $8 and $33,762 for the three and nine months ended September 30, 2020, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2020.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2020, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,473) and ($25,930), respectively.

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

	September 30,
	2020	2019
Subsidiary:
Evercore LP	11%	12%
Evercore Wealth Management ("EWM")(1)	24%	20%
Real Estate Capital Advisory ("RECA")(2)	38%	38%

(1) Noncontrolling Interests represent a blended rate for multiple classes of interests in EWM.
(2) Noncontrolling Interests represent the Class R Interests of Private Capital Advisory L.P.
The Noncontrolling Interests for Evercore LP, EWM and RECA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$231,622	$236,549	$256,534	$249,819

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	8,510	9,226	27,031	35,709
Other Comprehensive Income (Loss)	986	(502)	(781)	(766)
Total Comprehensive Income	9,496	8,724	26,250	34,943

Evercore LP Units Exchanged for Class A Shares	(8)	(1,010)	(33,762)	(12,187)

Amortization and Vesting of LP Units	4,231	6,993	9,926	19,109

Other Items:
Distributions to Noncontrolling Interests	(9,253)	(13,251)	(23,262)	(44,947)
Issuance of Noncontrolling Interest	—	600	540	3,301
Purchase of Noncontrolling Interest	—	—	(138)	(11,433)
Total Other Items	(9,253)	(12,651)	(22,860)	(53,079)

Ending balance	$236,088	$238,605	$236,088	$238,605

Other Comprehensive Income – Other Comprehensive Income (Loss) attributed to Noncontrolling Interest includes Unrealized Gains (Losses) on Securities and Investments, net, of ($3) and ($254) for the three and nine months ended September 30, 2020, respectively, and ($7) and ($105) for the three and nine months ended September 30, 2019, respectively, and Foreign Currency Translation Adjustment Gains (Losses), net, of $989 and ($527) for the three and nine months ended September 30, 2020, respectively, and ($495) and ($661) for the three and nine months ended September 30, 2019, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

LP Units Exchanged – During the three and nine months ended September 30, 2020, 0.2 and 807 LP Units, respectively, were exchanged for Class A Shares. This resulted in decreases to Noncontrolling Interest and increases to Additional-Paid-In-Capital of $8 and $33,762 for the three and nine months ended September 30, 2020, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2020. See Note 13 for further information.
Interests Purchased – During the first quarter of 2020, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $1,703 (which was paid in cash of $852 during the nine months ended September 30, 2020 and through the issuance of notes payable of $851, included within Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2020). This purchase resulted in a decrease to Noncontrolling Interest of $138 and a decrease to Additional Paid-In-Capital of $1,565, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2020.
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
Note 15 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and nine months ended September 30, 2020 and 2019 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$42,610	$43,278	$130,197	$192,252
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,694	39,704	40,441	40,246
Basic net income per share attributable to Evercore Inc. common shareholders	$1.05	$1.09	$3.22	$4.78
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$42,610	$43,278	$130,197	$192,252
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$42,610	$43,278	$130,197	$192,252
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,694	39,704	40,441	40,246
Assumed exchange of LP Units for Class A Shares(a)(b)	—	648	96	756
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	1,249	2,037	1,248	2,035
Shares that are contingently issuable(c)	400	400	400	400
Diluted weighted average Class A Shares outstanding	42,343	42,789	42,185	43,437
Diluted net income per share attributable to Evercore Inc. common shareholders	$1.01	$1.01	$3.09	$4.43

(a)
The Company previously had outstanding Class J limited partnership units of Evercore LP ("Class J LP Units"), which converted into Class E limited partnership units of Evercore LP ("Class E LP Units") and ultimately became exchangeable into Class A Shares on a one-for-one basis. As of September 30, 2020, no Class J LP Units remained issued or outstanding. See Note 16 for further information. During the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

(b)
The Company has outstanding Class A and E LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and nine months ended September 30, 2020 and 2019, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 5,070 and 5,161 for the three and nine months ended September 30, 2020, respectively, and 5,310 and 5,238 for the three and nine months ended September 30, 2019, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $6,560 and $18,990 for the three and nine months ended September 30, 2020, respectively, and $6,804 and $25,996 for the three and nine months ended September 30, 2019, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.

(c)
The Company has outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, and outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P Units and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 400 for each of the three and nine months ended September 30, 2020 and 2019.

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
In July 2017, the Company exchanged all of the previously outstanding 4,148 Class H limited partnership interests of Evercore LP ("Class H LP Interests") for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units converted into an equal amount of Class E LP Units, and became exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units had the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company expensed the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $1,067 for the nine months ended September 30, 2020, and $4,527 and $12,276 for the three and nine months ended September 30, 2019, respectively.
On February 15, 2020, 223 Class J LP Units vested and were converted to an equal amount of Class E LP Units. Following the conversion, no Class J LP Units remain issued and outstanding.
Other Performance-based Awards – In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the current Co-Chief Executive Officer (then Executive Chairman). These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,164 and $3,468 for the three and nine months ended September 30, 2020, respectively, and $1,164 and $3,455 for the three and nine months ended September 30, 2019, respectively.
In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units convert into a specified number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021. An additional 16 Class K-P Units may be issued contingent upon the achievement of certain defined benchmark results (which were probable of achievement as of September 30, 2020) and continued service through December 31, 2021. The Company determined the value of the award probable to vest as of September 30, 2020 to be $6,250 and records expense for these units over the service period.
In June 2019, the Company issued 220 Class K-P Units to an employee of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent and based upon the achievement of certain defined benchmark results and continued service through February 4, 2023 for the first tranche, which consists of 120 Class K-P Units convertible into a number of Class K LP Units, and February 4, 2028 for the second tranche, which consists of 100 Class K-P Units convertible into a number of Class K LP Units. The Company determined the value of the award probable to vest as of September 30, 2020 to be $21,692 and records expense for these units over the service period.
Compensation expense related to the Class K-P Units was $3,066 and $5,392 for the three and nine months ended September 30, 2020, respectively, and $1,277 and $1,911 for the three and nine months ended September 30, 2019, respectively.
Stock Incentive Plan
During the second quarter of 2020, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Amended 2016 Plan"), which amended the prior Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Amended 2016 Plan, among other things, authorizes an additional 6,000 shares of the Company's Class A Shares. The Amended 2016 Plan permits the Company to grant to key employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the Amended 2016 Plan was 7,030 as of September 30, 2020.
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
Equity Grants
During the nine months ended September 30, 2020, pursuant to the above Stock Incentive Plans, the Company granted employees 1,946 RSUs that are Service-based Awards. Service-based Awards granted during the nine months ended September 30, 2020 had grant date fair values of $44.21 to $81.53 per share, with an average value of $80.94 per share, for an aggregate fair value of $157,467, and generally vest ratably over four years. During the nine months ended September 30, 2020, 2,529 Service-based Awards vested and 103 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $46,880 and $147,352 for the three and nine months ended September 30, 2020, respectively, and $50,152 and $162,296 for the three and nine months ended September 30, 2019, respectively.
Deferred Cash
The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and vests ratably over four years and requires payment upon vesting. The Company granted $179,705 and $1,460 of deferred cash awards pursuant

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

to the deferred cash compensation program during the first and third quarters of 2020, respectively. As of September 30, 2020, the total compensation cost related to the deferred cash compensation program not yet recognized was $197,164. The weighted-average period over which this compensation cost is expected to be recognized is 31 months.
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
Compensation expense related to deferred cash awards was $30,164 and $95,178 for the three and nine months ended September 30, 2020, respectively, and $20,688 and $73,456 for the three and nine months ended September 30, 2019, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 (the "2013 Long-term Incentive Plan") and January 1, 2017 (the "2017 Long-term Incentive Plan"). The 2013 Long-term Incentive Plan was paid in cash in installments in 2017, 2018 and 2019. The 2017 Long-term Incentive Plan, which aggregate $34,215 of current liabilities and $68,431 of long-term liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2020, is due to be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2021, 2022 and 2023, subject to employment at the time of payment. These awards are subject to retirement eligibility requirements after the performance criteria has been achieved. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. During the first quarter of 2020, in assessing the potential impact of the COVID-19 pandemic on the Company's full year 2020 results, management decreased its expectation for the probable payout of this plan, which resulted in a reversal of $6,810 of expense during the first quarter of 2020. This analysis included a review of both historical and projected performance for those eligible under the plan. As markets continued to stabilize during the third quarter of 2020 and Advisory activity increased, management determined it would be appropriate to increase its expectation for the probable payout of the plan. The Company recorded $9,160 and $5,339 of expense for the three and nine months ended September 30, 2020, respectively, and $8,302 and $24,928 of expense for the three and nine months ended September 30, 2019, respectively. The Company distributed cash payments of $19,516 for the nine months ended September 30, 2019 related to the 2013 Long-term Incentive Plan.
As of September 30, 2020, based on the Company's current assessment of the probability of the level of benchmarks being achieved, the total remaining expense to be accrued for the 2017 Long-term Incentive Plan over the future vesting period ending March 15, 2023 is $30,627.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $8,101 and $16,516 for the three and nine months ended September 30, 2020, respectively, and $6,631 and $15,976 for the three and nine months ended September 30, 2019, respectively. The remaining unamortized amount of these awards was $34,852 as of September 30, 2020.
Separation and Transition Benefits
During the first quarter of 2020, the Company substantially completed a review of operations focused on markets, sectors and people which have delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

itself for future growth. This review, which began in the fourth quarter of 2019, will generate reductions of approximately 8% of the Company's headcount. In conjunction with the employment reductions, the Company expects to incur expense related to separation benefits and stay arrangements of approximately $27,877 and the acceleration of deferred compensation previously granted to affected employees of approximately $15,123 (which includes approximately $11,911 related to 172 RSUs). These charges are expected to be incurred in 2019 and 2020, primarily within the Investment Banking segment.
The Company's estimates of charges are based on a number of assumptions. Actual results may differ materially if actual activity deviates from these assumptions.
For the three and nine months ended September 30, 2020, the separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") resulted in expense of $4,151 and $26,967, respectively, and the acceleration of the amortization of share-based payments resulted in expense of $3,102 and $10,437, respectively, each recorded in Special Charges, Including Business Realignment Costs, primarily within the Investment Banking segment, on the Company’s Unaudited Condensed Consolidated Statements of Operations.

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
The Company granted separation and transition benefits to certain employees, resulting in expense included in Employee Compensation and Benefits, primarily within the Investment Banking segment, of $2,762 and $7,575 for the three and nine months ended September 30, 2019, respectively. This is comprised of expense related to the Termination Costs of $2,071 and $5,664, respectively, and expense related to the acceleration of the amortization of share-based payments of $691 and $1,911, for the three and nine months ended September 30, 2019, respectively.
The following table presents the change in the Company's Termination Costs liability for the nine months ended September 30, 2020:

For the Nine Months Ended
September 30, 2020
Balance at January 1, 2020	$1,151
Termination Costs Incurred	26,967
Cash Benefits Paid	(18,589)
Non-Cash Charges	(624)
Balance at September 30, 2020	$8,905

Note 17 – Commitments and Contingencies

For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Private Equity – As of September 30, 2020, the Company had unfunded commitments for capital contributions of $11,998 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2020. Drawings under this facility bear interest at the prime rate. On March 11, 2019, East drew down $30,000 on this facility, which was repaid on May 3, 2019. East amended this facility on October 30, 2020 such that, among other things, the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

interest rate provisions were modified to LIBOR plus 150 basis points and the maturity date was extended to October 31, 2022 (as amended, the "Existing PNC Facility").
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20,000, to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2020. On October 30, 2020, East amended this facility such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $30,000. Drawings under this facility will bear interest at LIBOR plus 180 basis points and the maturity date was extended to October 31, 2022. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of September 30, 2020.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $6,783 and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
Other Commitments – In addition, the Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $81 and $2,008 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, the Company had a remaining commitment of $252 for contingent consideration related to its acquisition of Kuna & Co. KG.
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
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,
	2020	2019
Cash and Cash Equivalents	$1,149,291	$304,718
Restricted Cash included in Other Assets	9,375	8,861
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$1,158,666	$313,579

Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Futures Contracts – In February 2020, the Company entered into four-month futures contracts on a stock index fund with a notional amount of $38,908, as an economic hedge against the Company's deferred cash compensation program. These contracts settled in June 2020. In accordance with ASC 815, "Derivatives and Hedging," ("ASC 815") these contracts are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized losses of ($3,998) for the nine months ended September 30, 2020.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Foreign Exchange – On occasion, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of September 30, 2020.
The Company entered into foreign currency exchange forward contracts to sell 3.8 billion Japanese yen for $35,598 during the first quarter of 2019 as an economic hedge against the exchange rate risk for Japanese yen denominated accounts receivable in EGL. These contracts settled in April 2019.
Contingencies
In the normal course of business, from time to time, the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, German, Hong Kong, Singapore, Canadian, Dubai and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings (including the matter described below), individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" ("ASC 450") when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
Note 18 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of September 30, 2020 and December 31, 2019 was $493,456 and $331,510, respectively, which exceeded the minimum net capital requirement by $493,206 and $331,260, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2020.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of September 30, 2020.
Note 19 – Income Taxes
The Company's Provision for Income Taxes was $15,677 and $51,042 for the three and nine months ended September 30, 2020, respectively, and $20,402 and $60,253 for the three and nine months ended September 30, 2019, respectively. The effective tax rate was 23.5% and 24.5% for the three and nine months ended September 30, 2020, respectively, and 28.0% and 20.9% for the three and nine months ended September 30, 2019, respectively. The effective tax rate reflects net excess tax benefits and deficiencies associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price. The Company's Provision for Income Taxes for the nine months ended September 30, 2020 reflects an additional tax expense of $100 and resulted in an increase in the effective tax rate of 0.05 percentage points, and for the nine months ended September 30, 2019 an additional deduction of $12,176 and resulted in a reduction in the effective tax rate of 4 percentage points related to the effect of share price changes upon the vesting of share-based awards. The effective tax rate for 2020 and 2019 also reflects the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

Additionally, the Company is subject to the income tax effects associated with the new global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and nine months ended September 30, 2020 and 2019, no additional income tax expense associated with the GILTI provisions has been reported and it is not expected to be material to the Company’s effective tax rate for the year.
The Company reported an increase in deferred tax assets of $525 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $1,244 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2020. The Company reported an increase in deferred tax assets of $219 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $1,333 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2019.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2020, there were $376 of unrecognized tax benefits that, if recognized, $306 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $15 and $1, respectively, during the three months ended September 30, 2020. During the three months ended September 30, 2020, $118 of unrecognized tax benefits were recognized by the Company as a result of a lapse in the statute of limitations, of which $96 affected the effective tax rate. In addition, the Company also recognized a tax benefit for accrued interest and penalties of $42 and $3, respectively, associated with the lapse in the statute of limitations.
Note 20 – Segment Operating Results
Business Segments – The Company's business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in Institutional Asset Management and Wealth Management and interests in private equity funds which are not managed by the Company. In April 2020, the Company entered into an agreement for the leaders of its business in Mexico to purchase ECB, the Company's Mexico based broker-dealer focused principally on providing Investment Management services. This sale will be completed following regulatory approval. In addition, in October 2020, the Company announced the decision to transition its advisory presence in Mexico to a strategic alliance relationship with a newly-formed independent strategic advisory firm founded by certain former employees. See Note 5 for further information.
The Company's segment information for the three and nine months ended September 30, 2020 and 2019 is prepared using the following methodology:

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
Other Revenue, net, included in each segment's Net Revenues includes interest income and income (losses) earned on investment securities, including our investment funds and futures contracts which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on the Company’s debt security investment in G5, as well as adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations, principal trading and realized and unrealized gains and losses on interests in Private Equity funds which are not managed by the Company. Other Revenue, net, also includes interest expense associated with the Company’s Notes Payable and lines of credit, as well as revenue and expenses associated with repurchase or resale transactions. In 2020, Other Revenue also includes a gain on the sale of the ECB Trust Business.
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

•
Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, including costs in 2020 associated with the sale of the ECB Trust Business.

•	Intangible Asset and Other Amortization – Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and nine months ended September 30, 2020.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Banking
Net Revenues(1)	$385,463	$388,012	$1,294,493	$1,305,586
Operating Expenses	318,655	311,697	1,057,926	1,008,985
Other Expenses(2)	7,703	7,917	42,092	22,084
Operating Income	59,105	68,398	194,475	274,517
Income from Equity Method Investments	570	282	1,171	756
Pre-Tax Income	$59,675	$68,680	$195,646	$275,273
Identifiable Segment Assets	$2,460,068	$2,018,087	$2,460,068	$2,018,087
Investment Management
Net Revenues(1)	$17,052	$14,186	$42,104	$42,985
Operating Expenses	12,171	12,040	36,529	36,206
Other Expenses(2)	300	200	332	308
Operating Income	4,581	1,946	5,243	6,471
Income from Equity Method Investments	2,541	2,280	7,381	6,470
Pre-Tax Income	$7,122	$4,226	$12,624	$12,941
Identifiable Segment Assets	$185,390	$193,016	$185,390	$193,016
Total
Net Revenues(1)	$402,515	$402,198	$1,336,597	$1,348,571
Operating Expenses	330,826	323,737	1,094,455	1,045,191
Other Expenses(2)	8,003	8,117	42,424	22,392
Operating Income	63,686	70,344	199,718	280,988
Income from Equity Method Investments	3,111	2,562	8,552	7,226
Pre-Tax Income	$66,797	$72,906	$208,270	$288,214
Identifiable Segment Assets	$2,645,458	$2,211,103	$2,645,458	$2,211,103

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

(1)	Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Banking(A)	$4,449	$2,709	$(5,704)	$16,432
Investment Management	3,027	1,536	2,379	5,533
Total Other Revenue, net	$7,476	$4,245	$(3,325)	$21,965

(A)
Investment Banking Other Revenue, net, includes interest expense on the Notes Payable and lines of credit of $4,218 and $13,594 for the three and nine months ended September 30, 2020, respectively, and $3,786 and $8,354 for the three and nine months ended September 30, 2019, respectively.

(2)	Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Banking
Amortization of LP Units and Certain Other Awards	$—	$4,551	$1,067	$12,346
Special Charges, Including Business Realignment Costs	7,380	1,029	39,582	3,087
Acquisition and Transition Costs	154	180	260	180
Intangible Asset and Other Amortization	169	2,157	1,183	6,471
Total Investment Banking	7,703	7,917	42,092	22,084
Investment Management
Special Charges, Including Business Realignment Costs	—	—	32	—
Acquisition and Transition Costs	300	200	300	308
Total Investment Management	300	200	332	308
Total Other Expenses	$8,003	$8,117	$42,424	$22,392

Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net Revenues:(1)
United States	$285,271	$317,203	$1,042,248	$977,870
Europe and Other	104,197	77,779	284,442	337,207
Latin America	5,571	2,971	13,232	11,529
Total	$395,039	$397,953	$1,339,922	$1,326,606
(1) Excludes Other Revenue, Including Interest and Investments, and Interest Expense.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

The Company's total assets are located in the following geographical areas:

	September 30, 2020	December 31, 2019
Total Assets:
United States	$2,260,680	$2,158,347
Europe and Other	339,921	373,822
Latin America	44,857	66,444
Total	$2,645,458	$2,598,613

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore's business. We believe these factors include, but are not limited to, those described under "Risk Factors" discussed in the Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A. "Risk Factors" of our Form 10-Q for the first quarter of 2020. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report, including those statements herein with respect to the adverse impact that the COVID-19 pandemic has had, and may continue to have, on our business. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law.
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
Other Revenue also includes interest income and income (losses) earned on investment securities, including our investment funds and futures contracts which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on our debt security investment in G5, as well as adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates, and gains (losses) resulting from foreign currency fluctuations, principal trading and realized and unrealized gains and losses on interests in private equity funds which we do not manage. In 2020, Other Revenue also includes a gain on the sale of the ECB Trust Business.
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

•
Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, including costs in 2020 associated with the sale of the ECB Trust Business.

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

Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2020 and 2019. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, as well as the impact of the COVID-19 pandemic, see the discussion in "Business Segments" and "Liquidity and Capital Resources" below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$270,662	$320,885	(16%)	$965,662	$1,090,309	(11%)
Underwriting Fees	66,499	17,598	278%	181,182	61,428	195%
Commissions and Related Fees	43,853	46,820	(6%)	153,353	137,417	12%
Asset Management and Administration Fees	14,025	12,650	11%	39,725	37,452	6%
Other Revenue, Including Interest and Investments	12,479	9,911	26%	13,047	35,886	(64%)
Total Revenues	407,518	407,864	—%	1,352,969	1,362,492	(1%)
Interest Expense	5,003	5,666	(12%)	16,372	13,921	18%
Net Revenues	402,515	402,198	—%	1,336,597	1,348,571	(1%)
Expenses
Operating Expenses	330,826	323,737	2%	1,094,455	1,045,191	5%
Other Expenses	8,003	8,117	(1%)	42,424	22,392	89%
Total Expenses	338,829	331,854	2%	1,136,879	1,067,583	6%
Income Before Income from Equity Method Investments and Income Taxes	63,686	70,344	(9%)	199,718	280,988	(29%)
Income from Equity Method Investments	3,111	2,562	21%	8,552	7,226	18%
Income Before Income Taxes	66,797	72,906	(8%)	208,270	288,214	(28%)
Provision for Income Taxes	15,677	20,402	(23%)	51,042	60,253	(15%)
Net Income	51,120	52,504	(3%)	157,228	227,961	(31%)
Net Income Attributable to Noncontrolling Interest	8,510	9,226	(8%)	27,031	35,709	(24%)
Net Income Attributable to Evercore Inc.	$42,610	$43,278	(2%)	$130,197	$192,252	(32%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$1.01	$1.01	—%	$3.09	$4.43	(30%)
As of September 30, 2020 and 2019, we employed approximately 1,900 people worldwide.
Three Months Ended September 30, 2020 versus September 30, 2019
Net Income Attributable to Evercore Inc. was $42.6 million for the three months ended September 30, 2020, a decrease of $0.7 million, or 2%, compared to $43.3 million for the three months ended September 30, 2019. The changes in our operating results during these periods are described below.
Net Revenues were $402.5 million for the three months ended September 30, 2020, an increase of $0.3 million versus Net Revenues of $402.2 million for the three months ended September 30, 2019. Advisory Fees decreased $50.2 million, or 16%, Underwriting Fees increased $48.9 million, or 278%, and Commissions and Related Fees decreased $3.0 million, or 6%, compared to the three months ended September 30, 2019. Asset Management and Administration Fees increased $1.4 million, or 11%, compared to the three months ended September 30, 2019. Other Revenue, Including Interest and Investments, increased 26% compared to the three months ended September 30, 2019, which was primarily attributable to gains on the investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program. For further information see Notes 7 and 16 to our unaudited condensed consolidated financial statements.
Total Operating Expenses were $330.8 million for the three months ended September 30, 2020, compared to $323.7 million for the three months ended September 30, 2019, an increase of $7.1 million, or 2%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $259.8 million for the three months ended September 30, 2020, an increase of $22.6 million, or 10%, versus $237.2 million for the three months ended September 30, 2019. The increase in the amount of compensation recognized in the three months ended September 30, 2020 is primarily driven by higher levels of incentive compensation recognized this year, higher amortization of unvested share-based and deferred cash awards and higher base salaries, primarily due to promotions. Non-Compensation expenses, as a component of Operating Expenses, were $71.0 million for the three months ended September 30, 2020, a decrease of $15.5 million, or 18%, versus $86.5 million for the three months ended September 30, 2019. Non-Compensation operating expenses decreased compared to the three months ended September 30, 2019, primarily driven by decreased travel and related expenses related to prolonged travel restrictions. Non-Compensation expenses per employee were approximately $40.4 thousand for the three months ended September 30, 2020, versus $46.8 thousand for the three months ended September 30, 2019.
Total Other Expenses of $8.0 million for the three months ended September 30, 2020 included Special Charges, Including Business Realignment Costs, of $7.4 million related to separation and transition benefits and related costs (see below for further information) and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, Acquisition and Transition Costs of $0.5 million and intangible asset and other amortization of $0.2 million. Total Other Expenses of $8.1 million for the three months ended September 30, 2019 included compensation costs of $4.6 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, intangible asset and other amortization of $2.2 million, Special Charges of $1.0 million, related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and Acquisition and Transition Costs of $0.4 million.
In the first quarter of 2020, we substantially completed a review of operations focused on markets, sectors and people which have delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position ourself for future growth. This review, which began in the fourth quarter of 2019, will generate reductions of approximately 8% of our headcount. In conjunction with the employment reductions, we expect to incur aggregate separation and transition benefits (including costs related to the acceleration of deferred compensation) and related costs of approximately $43.0 million, $7.3 million of which has been recorded in Special Charges, Including Business Realignment Costs, in the third quarter of 2020. Our estimates of charges are based on a number of assumptions. Actual results may differ materially if actual activity deviates from these assumptions.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64.5% for the three months ended September 30, 2020, compared to 60.1% for the three months ended September 30, 2019. The compensation ratio is 66.3% for the three months ended September 30, 2020 when the $7.3 million of separation and transition benefits expense, which is presented within Special Charges, Including Business Realignment Costs, is also included. The increase in the compensation ratio is primarily driven by higher levels of incentive compensation recognized this year, higher amortization of unvested share-based and deferred cash awards and higher base salaries, primarily due to promotions. The compensation ratio in any given period is subject to fluctuation based, in part, on the amount of revenue earned in that period. Given the uncertainty about both revenues for the remainder of the year and market compensation for our employees, we have more uncertainty about the full year compensation ratio than at this time in prior years. For further information see COVID-19 below.
Income from Equity Method Investments was $3.1 million for the three months ended September 30, 2020, as compared to $2.6 million for the three months ended September 30, 2019. The increase was primarily a result of an increase in earnings from Atalanta Sosnoff and Luminis during the three months ended September 30, 2020.
The provision for income taxes for the three months ended September 30, 2020 was $15.7 million, which reflected an effective tax rate of 23.5%. The provision for income taxes for the three months ended September 30, 2019 was $20.4 million, which reflected an effective tax rate of 28.0%. The provision for income taxes for the three months ended September 30, 2020 reflects an additional tax expense of $0.2 million and for the three months ended September 30, 2019 an additional deduction of $0.05 million due to the impact associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price, the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.

Net Income Attributable to Noncontrolling Interest was $8.5 million for the three months ended September 30, 2020 compared to $9.2 million for the three months ended September 30, 2019. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income allocated to noncontrolling interest for Evercore LP during the three months ended September 30, 2020.
Nine Months Ended September 30, 2020 versus September 30, 2019
Net Income Attributable to Evercore Inc. was $130.2 million for the nine months ended September 30, 2020, a decrease of $62.1 million, or 32%, compared to $192.3 million for the nine months ended September 30, 2019. The changes in our operating results during these periods are described below.
Net Revenues were $1.34 billion for the nine months ended September 30, 2020, a decrease of $12.0 million, or 1%, versus Net Revenues of $1.35 billion for the nine months ended September 30, 2019. Advisory Fees decreased $124.6 million, or 11%, Underwriting Fees increased $119.8 million, or 195%, and Commissions and Related Fees increased $15.9 million, or 12%, compared to the nine months ended September 30, 2019. Asset Management and Administration Fees increased $2.3 million, or 6%, compared to the nine months ended September 30, 2019. Other Revenue, Including Interest and Investments, decreased 64% compared to the nine months ended September 30, 2019, which was primarily attributable to lower performance of our investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program, and lower performance of our legacy private equity investments. We recorded $1.0 million of gains on the investment funds portfolio for the nine months ended September 30, 2020, compared to $9.2 million of gains for the nine months ended September 30, 2019. For further information see Notes 7 and 16 to our unaudited condensed consolidated financial statements. Interest Expense increased 18% compared to the nine months ended September 30, 2019, which was primarily attributable to interest expense on the 2019 Private Placement Notes which were issued in August 2019.
Total Operating Expenses were $1.09 billion for the nine months ended September 30, 2020, compared to $1.05 billion for the nine months ended September 30, 2019, an increase of $49.3 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $863.5 million for the nine months ended September 30, 2020, an increase of $72.2 million, or 9%, versus $791.3 million for the nine months ended September 30, 2019. The increase in the amount of compensation recognized in the nine months ended September 30, 2020 is primarily driven by higher levels of incentive compensation recognized this year, higher amortization of unvested share-based and deferred cash awards and higher base salaries, primarily due to promotions. Non-Compensation expenses, as a component of Operating Expenses, were $230.9 million for the nine months ended September 30, 2020, a decrease of $23.0 million, or 9%, versus $253.9 million for the nine months ended September 30, 2019. Non-Compensation operating expenses decreased compared to the nine months ended September 30, 2019, primarily driven by decreased travel and related expenses, related to prolonged travel restrictions, and decreased professional fees, partially offset by increased bad debt expense. Non-Compensation expenses per employee were approximately $123.3 thousand for the nine months ended September 30, 2020, versus $140.2 thousand for the nine months ended September 30, 2019.
Total Other Expenses of $42.4 million for the nine months ended September 30, 2020 included Special Charges, Including Business Realignment Costs, of $39.6 million related to separation and transition benefits and related costs (see below for further information) and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, intangible asset and other amortization of $1.2 million, compensation costs of $1.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI and Acquisition and Transition Costs of $0.6 million. Total Other Expenses of $22.4 million for the nine months ended September 30, 2019 included compensation costs of $12.3 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, intangible asset and other amortization of $6.5 million, Special Charges of $3.1 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and Acquisition and Transition Costs of $0.5 million.
In the first quarter of 2020, we substantially completed a review of operations focused on markets, sectors and people which have delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position ourself for future growth. This review, which began in the fourth quarter of 2019, will generate reductions of approximately 8% of our headcount. In conjunction with the employment reductions, we expect to incur aggregate separation and transition benefits (including costs related to the acceleration of deferred compensation) and related costs of approximately $43.0 million, $37.6 million of which has been recorded in Special Charges, Including Business Realignment Costs, in the first nine months of 2020. Our estimates of charges are based on a number of assumptions. Actual results may differ materially if actual activity deviates from these assumptions.

As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64.7% for the nine months ended September 30, 2020, compared to 59.6% for the nine months ended September 30, 2019. The compensation ratio is 67.5% for the nine months ended September 30, 2020 when the $37.4 million of separation and transition benefits expense, which is presented within Special Charges, Including Business Realignment Costs, is also included. The increase in the compensation ratio is primarily driven by higher levels of incentive compensation recognized this year, higher amortization of unvested share-based and deferred cash awards and higher base salaries, primarily due to promotions, as well as lower Other Revenue earned during the nine months ended September 30, 2020 resulting from lower performance on the investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program, and legacy private equity investments. The compensation ratio in any given period is subject to fluctuation based, in part, on the amount of revenue earned in that period. Given the uncertainty about both revenues for the remainder of the year and market compensation for our employees, we have more uncertainty about the full year compensation ratio than at this time in prior years. For further information see COVID-19 below.
Income from Equity Method Investments was $8.6 million for the nine months ended September 30, 2020, as compared to $7.2 million for the nine months ended September 30, 2019. The increase was primarily a result of an increase in earnings from Atalanta Sosnoff and Luminis during the nine months ended September 30, 2020.
The provision for income taxes for the nine months ended September 30, 2020 was $51.0 million, which reflected an effective tax rate of 24.5%. The provision for income taxes for the nine months ended September 30, 2019 was $60.3 million, which reflected an effective tax rate of 20.9%. The provision for income taxes for the nine months ended September 30, 2020 reflects an additional tax expense of $0.1 million and for the nine months ended September 30, 2019 an additional deduction of $12.2 million due to the net impact associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price, the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $27.0 million for the nine months ended September 30, 2020 compared to $35.7 million for the nine months ended September 30, 2019. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income allocated to noncontrolling interest for Evercore LP during the nine months ended September 30, 2020.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees(1)	$270,662	$320,885	(16%)	$965,662	$1,090,309	(11%)
Underwriting Fees(2)	66,499	17,598	278%	181,182	61,428	195%
Commissions and Related Fees	43,853	46,820	(6%)	153,353	137,417	12%
Other Revenue, net(3)	4,449	2,709	64%	(5,704)	16,432	NM
Net Revenues	385,463	388,012	(1%)	1,294,493	1,305,586	(1%)
Expenses
Operating Expenses	318,655	311,697	2%	1,057,926	1,008,985	5%
Other Expenses	7,703	7,917	(3%)	42,092	22,084	91%
Total Expenses	326,358	319,614	2%	1,100,018	1,031,069	7%
Operating Income	59,105	68,398	(14%)	194,475	274,517	(29%)
Income from Equity Method Investments(4)	570	282	102%	1,171	756	55%
Pre-Tax Income	$59,675	$68,680	(13%)	$195,646	$275,273	(29%)

(1)
Includes client related expenses of $4.2 million and $12.0 million for the three and nine months ended September 30, 2020, respectively, and $7.9 million and $22.5 million for the three and nine months ended September 30, 2019, respectively.

(2)
Includes client related expenses of $1.7 million and $10.0 million for the three and nine months ended September 30, 2020, respectively, and $1.6 million and $4.9 million for the three and nine months ended September 30, 2019, respectively.

(3)
Includes interest expense on the Notes Payable and lines of credit of $4.2 million and $13.6 million for the three and nine months ended September 30, 2020, respectively, and $3.8 million and $8.4 million for the three and nine months ended September 30, 2019, respectively.

(4)	Equity in Luminis is classified as Income from Equity Method Investments.

For the three months ended September 30, 2020, the dollar value of North American announced M&A activity increased 48%, while the dollar value of North American completed M&A activity decreased 58% compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, the dollar value of Global announced M&A activity increased 38%, while the dollar value of Global completed M&A activity decreased 35% compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, the dollar value of North American and Global announced M&A activity between $1 - $5 billion increased 24% and 9%, respectively, compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, the dollar value of North American announced and completed M&A activity decreased 43% and 19%, respectively, compared to the nine months ended September 30, 2019, and the dollar value of Global announced and completed M&A activity decreased 18% and 16%, respectively, compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the dollar value of North American and Global announced M&A activity between $1 - $5 billion decreased 6% and 19%, respectively, compared to the nine months ended September 30, 2019.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$450	$305	48%	$843	$1,488	(43%)
Value of North American M&A Deals Announced between $1 - $5 billion	$134	$108	24%	$254	$270	(6%)
Value of North American M&A Deals Completed	$185	$443	(58%)	$969	$1,203	(19%)
Value of Global M&A Deals Announced	$1,080	$783	38%	$2,305	$2,795	(18%)
Value of Global M&A Deals Announced between $1 - $5 billion	$264	$243	9%	$511	$630	(19%)
Value of Global M&A Deals Completed	$537	$821	(35%)	$1,976	$2,359	(16%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	206	213	(3%)	475	489	(3%)
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	74	74	—%	224	223	—%

* Source: Refinitiv October 5, 2020
** Includes revenue generating clients only from Advisory and Underwriting transactions
Investment Banking Results of Operations
Three Months Ended September 30, 2020 versus September 30, 2019
Net Investment Banking Revenues were $385.5 million for the three months ended September 30, 2020, compared to $388.0 million for the three months ended September 30, 2019, a decrease of $2.5 million, or 1%. We earned 206 fees from Advisory clients for the three months ended September 30, 2020, compared to 213 for the three months ended September 30, 2019, representing a 3% decrease. We earned 74 fees in excess of $1.0 million for the three months ended September 30, 2020 and 2019. The decrease in revenues from the three months ended September 30, 2019 reflects a decrease of $50.2 million, or 16%, in Advisory Fees, reflecting a decrease in the number of advisory fees earned and a decline in revenue earned from large transactions during the three months ended September 30, 2020. The decrease in Advisory Fees was predominantly offset by an increase in Underwriting Fees. Underwriting Fees increased $48.9 million, or 278%, compared to the three months ended September 30, 2019, as underwriting activity remained elevated from prior year levels. We participated in 30 underwriting transactions for the three months ended September 30, 2020 (compared to 18 for the three months ended September 30, 2019), 23 of which were as a bookrunner (compared to 10 for the three months ended September 30, 2019). Commissions and Related Fees decreased $3.0 million, or 6%, compared to the three months ended September 30, 2019. Other Revenue, net, for the three months ended September 30, 2020, increased 64% compared to the three months ended September 30, 2019, primarily reflecting gains of $7.8 million on the investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program, for the three months ended September 30, 2020, compared to $0.5 million of gains for the three months ended September 30, 2019. For further information see Notes 7 and 16 to our unaudited condensed consolidated financial statements.
Operating Expenses were $318.7 million for the three months ended September 30, 2020, compared to $311.7 million for the three months ended September 30, 2019, an increase of $7.0 million, or 2%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $250.9 million for the three months ended September 30, 2020, compared to $228.5 million for the three months ended September 30, 2019, an increase of $22.4 million, or 10%. The increase in the amount of compensation recognized in the three months ended September 30, 2020 is primarily driven by higher levels of incentive compensation recognized this year, higher amortization of unvested share-based and deferred cash awards and higher base salaries, primarily due to promotions. Non-Compensation expenses, as a component of Operating Expenses, were $67.8 million for the three months ended September 30, 2020, compared to $83.2 million for the three months ended September 30, 2019, a decrease of $15.4 million, or 19%. Non-Compensation operating expenses decreased from the prior year primarily driven by decreased travel and related expenses related to prolonged travel restrictions.
Other Expenses of $7.7 million for the three months ended September 30, 2020 included Special Charges, Including Business Realignment Costs, of $7.4 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, intangible asset and other amortization of $0.2 million and Acquisition and Transition Costs of $0.2 million. Other Expenses of $7.9 million for the three months ended September 30, 2019 included compensation costs of $4.6 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, intangible asset and other amortization of $2.2 million, Special Charges of $1.0 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and Acquisition and Transition Costs of $0.2 million.
Nine Months Ended September 30, 2020 versus September 30, 2019
Net Investment Banking Revenues were $1.29 billion for the nine months ended September 30, 2020, compared to $1.31 billion for the nine months ended September 30, 2019, a decrease of $11.1 million, or 1%. We earned 475 fees from Advisory clients for the nine months ended September 30, 2020, compared to 489 for the nine months ended September 30, 2019, representing a 3% decrease. We earned 224 fees in excess of $1.0 million for the nine months ended September 30, 2020, compared to 223 for the nine months ended September 30, 2019. The decrease in revenues from the nine months ended September 30, 2019 reflects a decrease of $124.6 million, or 11% in Advisory Fees, reflecting a decrease in the number of Advisory fees earned and a decline in revenue earned from large transactions during the nine months ended September 30, 2020. The decrease in Advisory Fees was predominantly offset by an increase in Underwriting Fees. Underwriting Fees increased $119.8 million, or 195%, compared to the nine months ended September 30, 2019, as we closed several of the largest deals in our history. We participated in 78 underwriting transactions for the nine months ended September 30, 2020 (compared to 57 for the nine months ended September 30, 2019), 52 of which were as a bookrunner (compared to 37 for the nine months ended September 30, 2019). Commissions and Related Fees increased $15.9 million, or 12%, compared to the nine months ended September 30, 2019, as a result of elevated volatility during the first half of 2020. Other Revenue, net, for the nine months ended September 30, 2020, decreased versus the nine months ended September 30, 2019, primarily reflecting lower performance of the investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program, and increased interest expense primarily attributable to the 2019 Private Placement Notes which were issued in August 2019. For further information see Notes 7 and 16 to our unaudited condensed consolidated financial statements.
Operating Expenses were $1.06 billion for the nine months ended September 30, 2020, compared to $1.01 billion for the nine months ended September 30, 2019, an increase of $48.9 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $837.5 million for the nine months ended September 30, 2020, compared to $765.7 million for the nine months ended September 30, 2019, an increase of $71.8 million, or 9%. The increase in the amount of compensation recognized in the nine months ended September 30, 2020 is primarily driven by higher levels of incentive compensation recognized this year, higher amortization of unvested share-based and deferred cash awards and higher base salaries, primarily due to promotions. Non-Compensation expenses, as a component of Operating Expenses, were $220.4 million for the nine months ended September 30, 2020, compared to $243.3 million for the nine months ended September 30, 2019, a decrease of $22.9 million, or 9%. Non-Compensation operating expenses decreased from the prior year primarily driven by decreased travel and related expenses, related to prolonged travel restrictions, and decreased professional fees, partially offset by increased bad debt expense.
Other Expenses of $42.1 million for the nine months ended September 30, 2020 included Special Charges, Including Business Realignment Costs, of $39.6 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, intangible asset and other amortization of $1.2 million, compensation costs of $1.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, and Acquisition and Transition Costs of $0.3 million. Other Expenses of $22.1 million for the nine months ended September 30, 2019 included compensation costs of $12.3 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, intangible asset and other amortization of $6.5 million, Special Charges of $3.1 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and Acquisition and Transition Costs of $0.2 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$13,664	$12,155	12%	$38,624	$35,408	9%
Institutional Asset Management	361	495	(27%)	1,101	2,044	(46%)
Asset Management and Administration Fees	14,025	12,650	11%	39,725	37,452	6%
Other Revenue, net	3,027	1,536	97%	2,379	5,533	(57%)
Net Revenues	17,052	14,186	20%	42,104	42,985	(2%)
Expenses
Operating Expenses	12,171	12,040	1%	36,529	36,206	1%
Other Expenses	300	200	50%	332	308	8%
Total Expenses	12,471	12,240	2%	36,861	36,514	1%
Operating Income	4,581	1,946	135%	5,243	6,471	(19%)
Income from Equity Method Investments(1)	2,541	2,280	11%	7,381	6,470	14%
Pre-Tax Income	$7,122	$4,226	69%	$12,624	$12,941	(2%)

(1)	Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following activities:

•	Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.

•
Institutional Asset Management – conducted through ECB. Fee-based revenues from ECB are primarily earned on a percentage of AUM. In April 2020, we entered into an agreement for the leaders of our business in Mexico to purchase ECB. This sale will be completed following regulatory approval. See Note 5 to our unaudited condensed consolidated financial statements for further information.

•
Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI. In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of September 30, 2020, $0.3 million of previously distributed carried interest received from the funds was subject to repayment.

•
We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

Assets Under Management
AUM for our Investment Management businesses of $10.9 billion at September 30, 2020 increased compared to $10.7 billion at December 31, 2019. The amounts of AUM presented in the table below primarily reflect the assets which we manage. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management and Wealth Management clients. As defined in ASC 820, valuations performed for Level I investments are based on quoted prices obtained from active markets generated by third parties and Level II investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level I and Level II investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level III investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 71% and 69% of Level I investments, 25% and 27% of Level II investments and 4% of Level III investments as of September 30, 2020 and December 31, 2019, respectively. Institutional Asset Management maintained 85% of Level I investments and 15% of Level II investments as of September 30, 2020 and December 31, 2019.
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
The following table summarizes AUM activity for the nine months ended September 30, 2020:

	Wealth Management(1)	Institutional Asset Management	Total

	(dollars in millions)
Balance at December 31, 2019	$9,058	$1,634	$10,692
Inflows	645	530	1,175
Outflows	(569)	(502)	(1,071)
Market Appreciation (Depreciation)	383	(242)	141
Balance at September 30, 2020	$9,517	$1,420	$10,937

Unconsolidated Affiliates - Balance at September 30, 2020:
Atalanta Sosnoff	$—	$7,220	$7,220
ABS	$—	$5,995	$5,995
(1) Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $223.4 million and $319.8 million as of September 30, 2020 and December 31, 2019, respectively.
The following table represents the composition of our AUM for Wealth Management and Institutional Asset Management as of September 30, 2020:

	Wealth Management	Institutional Asset Management
Equities	59%	27%
Fixed Income	25%	73%
Liquidity(1)	11%	—%
Alternatives	5%	—%
Total	100%	100%
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
For the nine months ended September 30, 2020, AUM for Wealth Management increased 5%, primarily reflecting a 4% increase due to market appreciation and a 1% increase due to flows. Wealth Management outperformed the S&P 500 on a 1 and

3-year basis by approximately 10% and 5%, respectively, during the period. Wealth Management lagged the fixed income composite on a 1 and 3 year basis by approximately 140 basis points and 60 basis points, respectively. For the period, the S&P 500 and fixed income composite were up approximately 6% and 4%, respectively.
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
For the nine months ended September 30, 2020, AUM for Institutional Asset Management decreased 13%, primarily reflecting a 15% decrease due to market depreciation, partially offset by a 2% increase due to flows. ECB's AUM market depreciation reflects market volatility, as well as the impact of the fluctuation of foreign currency. ECB outperformed the equities index and outperformed the fixed income index on two of their three portfolios for the nine months ended September 30, 2020.
AUM from our unconsolidated affiliates increased 3% compared to December 31, 2019, primarily related to positive performance in Atalanta Sosnoff.
Three Months Ended September 30, 2020 versus September 30, 2019
Net Investment Management Revenues were $17.1 million for the three months ended September 30, 2020, compared to $14.2 million for the three months ended September 30, 2019, which represented an increase of $2.9 million, or 20%. Asset Management and Administration Fees earned from the management of client portfolios increased 11% from the three months ended September 30, 2019, primarily driven by an increase of $1.5 million in fees from Wealth Management clients, as associated AUM increased 10%. Fee-based revenues included $0.01 million of revenues from performance fees for the three months ended September 30, 2020 and 2019. Other Revenue, net, increased from the three months ended September 30, 2019, primarily as a result of the gain on the sale of the ECB Trust Business, as well as higher performance from our legacy private equity investments. Income from Equity Method Investments increased from the three months ended September 30, 2019, primarily as a result of an increase in earnings from our investment in Atalanta Sosnoff.
Operating Expenses were $12.2 million for the three months ended September 30, 2020, compared to $12.0 million for the three months ended September 30, 2019, an increase of $0.1 million, or 1%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $9.0 million for the three months ended September 30, 2020, compared to $8.6 million for the three months ended September 30, 2019, an increase of $0.4 million, or 5%. Non-Compensation expenses, as a component of Operating Expenses, were $3.2 million for the three months ended September 30, 2020, compared to $3.4 million for the three months ended September 30, 2019, a decrease of $0.2 million, or 6%.
Other Expenses of $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, included Acquisition and Transition Costs.
Nine Months Ended September 30, 2020 versus September 30, 2019
Net Investment Management Revenues were $42.1 million for the nine months ended September 30, 2020, compared to $43.0 million for the nine months ended September 30, 2019, which represented a decrease of $0.9 million, or 2%. Asset Management and Administration Fees earned from the management of client portfolios increased 6% from the nine months ended September 30, 2019, primarily driven by an increase of $3.2 million in fees from Wealth Management clients, as associated AUM increased 10%. Fee-based revenues included $0.08 million and $0.02 million of revenues from performance fees for the nine months ended September 30, 2020 and 2019, respectively. Other Revenue, net, decreased from the nine months ended September 30, 2019, primarily as a result of lower performance from our legacy private equity investments. Income from Equity Method Investments increased from the nine months ended September 30, 2019, as a result of an increase in earnings from our investments in Atalanta Sosnoff and ABS in 2020.
Operating Expenses were $36.5 million for the nine months ended September 30, 2020, compared to $36.2 million for the nine months ended September 30, 2019, an increase of $0.3 million, or 1%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $26.0 million for the nine months ended September 30, 2020, compared to $25.6 million for the nine months ended September 30, 2019, an increase of $0.4 million, or 2%. Non-Compensation expenses, as a component of Operating Expenses, were $10.5 million for the nine months ended September 30, 2020, compared to $10.6 million for the nine months ended September 30, 2019, a decrease of $0.1 million, or 1%.

Other Expenses of $0.3 million for the nine months ended September 30, 2020 included Acquisition and Transition Costs of $0.3 million and Special Charges, Including Business Realignment Costs of $0.03 million, related to separation and transition benefits and related costs. Other Expenses of $0.3 million for the nine months ended September 30, 2019 included Acquisition and Transition Costs.
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

	For the Nine Months Ended September 30,
	2020	2019

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$157,228	$227,961
Non-cash charges	332,234	308,730
Other operating activities	(206,267)	(445,736)
Operating activities	283,195	90,955
Investing activities	481,244	(353,989)
Financing activities	(248,357)	(218,614)
Effect of exchange rate changes	(1,302)	(4,869)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	514,780	(486,517)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	643,886	800,096
End of Period	$1,158,666	$313,579
Nine Months Ended September 30, 2020. Cash, Cash Equivalents and Restricted Cash were $1.16 billion at September 30, 2020, an increase of $514.8 million versus Cash, Cash Equivalents and Restricted Cash of $643.9 million at December 31, 2019. Operating activities resulted in a net inflow of $283.2 million, primarily related to earnings, partially offset by the payment of 2019 bonus awards and deferred cash compensation. Cash of $481.2 million was provided by investing activities primarily related to net proceeds from sales and maturities of investment securities and the maturity of certificates of deposit, partially offset by purchases of equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York. Financing activities during the period used cash of $248.4 million, primarily for purchases of treasury stock and the payment of dividends and distributions to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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
COVID-19

The worldwide COVID-19 pandemic has posed, and is expected to continue posing, significant challenges for our business. Our revenues and cash flows have been adversely impacted to date, although our broad and diverse capabilities, including underwriting, restructuring, capital markets advisory and equity commissions and related fees, have enabled us to predominantly offset weakened M&A activity and offer relevant services to our clients. Our teams, the substantial majority of whom are working remotely, continue to work diligently, though there remains uncertainty as to how the pandemic and government response may impact the markets and our clients' needs in the future. We continue to monitor our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations regularly, as well as decisions related to capital projects and returning capital to investors. For a further discussion of risks related to our business, refer to "Risk Factors" in our 2019 Form 10-K and in Item 1A. "Risk Factors" of our Form 10-Q for the first quarter of 2020.
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
On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2020, we repurchased 854,134 Class A Shares, at an average cost per share of $75.93, for $64.9 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2020, we repurchased 1,032,557 Class A Shares, at an average cost per share of $76.18, for $78.6 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,886,691 Class A Shares repurchased during the nine months ended September 30, 2020, were acquired for aggregate purchase consideration of $143.5 million, at an average cost per share of $76.07. For further information see COVID-19 above.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2020, we were in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2020, we were in compliance with all of these covenants.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2020. Drawings under this facility bear interest at the prime rate. On March 11, 2019, East drew down $30.0 million on this facility, which was repaid on May 3, 2019. East amended this facility on October 30, 2020 such that, among other things, the interest rate provisions were modified to LIBOR plus 150 basis points and the maturity date was extended to October 31, 2022.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20.0 million, to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2020. On October 30, 2020, East amended this facility such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $30.0 million. Drawings under this facility will bear interest at LIBOR plus 180 basis points and the maturity date was extended to October 31, 2022. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of September 30, 2020.
ECB maintains a line of credit with BBVA Bancomer to fund its trading activities on an intra-day and overnight basis. The facility has a maximum aggregate principal amount of approximately $6.8 million and is secured by trading securities. No interest is charged on the intra-day facility. The overnight facility is charged the Inter-Bank Balance Interest Rate plus 10 basis points. There have been no significant draw downs on ECB's line of credit since August 10, 2006. The line of credit is renewable annually.
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
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York, and subsequently entered into an amendment to this lease agreement for additional office space, as well as extending our original commitment, on December 6, 2019. We expect to spend approximately $16 million, net of a tenant improvement allowance, to improve the premises under this lease over the next twelve months. Our work at these premises, which was temporarily suspended at the end of the first quarter as a result of the COVID-19 pandemic, resumed in June. For further information see Note 10 to our unaudited condensed consolidated financial statements and COVID-19 above.
Collateralized Financing Activity at ECB
ECB enters into repurchase agreements with clients seeking overnight money market returns whereby ECB transfers to the clients Mexican government securities in exchange for cash and concurrently agrees to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deploys the cash received from, and acquires the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We account for these repurchase and reverse repurchase agreements as collateralized financing transactions. We record a liability on our Unaudited Condensed Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We record as assets on our Unaudited Condensed Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we have acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we have acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Unaudited Condensed Consolidated Statements of Financial Condition have an estimated average time to maturity of approximately 1.2 years, as of September 30, 2020, and are pledged as collateral against repurchase agreements, which are collateralized financing agreements. Generally, collateral is posted equal to the contract value at inception and is subject to market changes. These repurchase agreements are primarily with institutional customer accounts managed by ECB, generally mature within one business day and permit the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions are a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
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

As of September 30, 2020 and December 31, 2019, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities is as follows:

	September 30, 2020		December 31, 2019
	Amount	Market Value of Collateral Received or (Pledged)	Amount	Market Value of Collateral Received or (Pledged)

	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$13,279		$12,431
Securities Purchased Under Agreements to Resell	8,766	$8,763	13,566	$13,572
Total Assets	$22,045		$25,997
Liabilities
Securities Sold Under Agreements to Repurchase	$(22,050)	$(22,057)	$(26,000)	$(25,992)
Net Liabilities	$(5)		$(3)
Risk Measures
VaR	$3		$1
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(1)		$(1)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$1		$1
Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York. Under the terms of the agreement, we committed to extend the lease term for our current space and add space on up to seven additional floors, three of which commenced as of the lease’s effective date. We anticipate we will take possession of the remainder of these floors over the next three years. On December 6, 2019, the lease was modified to add an additional floor and to extend the lease term for all current and prospective space to end on December 31, 2035. When all floors have commenced, we will have approximately 375,000 square feet of space at this location. For further information see Note 10 to our unaudited condensed consolidated financial statements.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $12.0 million and $13.8 million as of September 30, 2020 and December 31, 2019, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.
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

Market and Investment Risk
We hold equity securities and invest in exchange-traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of September 30, 2020, the fair value of our investments with these products, based on closing prices, was $96.1 million.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $9.6 million, $19.2 million and $28.8 million, respectively, for the three months ended September 30, 2020.
In February 2020, we entered into four-month futures contracts on a stock index fund with a notional amount of $38.9 million, as an economic hedge against our deferred cash compensation program. These contracts settled in June 2020. In accordance with ASC 815, these contracts were carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had realized losses of ($4.0) million for the nine months ended September 30, 2020.
In April 2019, we entered into three-month futures contracts on a stock index fund with a notional amount of $14.8 million for $0.7 million, as an economic hedge against the deferred cash compensation program. These contracts settled in June 2019. In accordance with ASC 815, these contracts are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized gains of $0.1 million for the nine months ended September 30, 2019.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.5 million for the three months ended September 30, 2020.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe, Asia and Mexico, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our European, Asian and Latin American revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Mexican pesos, Brazilian real, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2020, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($2.9) million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on the our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of approximately $5.9 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020 and December 31, 2019, total receivables recorded in Accounts Receivable amounted to $282.4 million and $296.4 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $63.0 million and $63.6 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of September 30, 2020, total contract assets recorded in Other Current Assets and Other Assets amounted to $19.3 million and $2.4 million, respectively. As of December 31, 2019, total contract assets recorded in Other Current Assets and Other Assets amounted to $31.5 million and $2.5 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2020, we had Investment Securities of $100.8 million, of which 5% were treasury bills and notes.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended September 30, 2020 that have materially affected, or reasonably affect, our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the normal course of business, from time to time, the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, Mexican, United Kingdom, German, Hong Kong, Singapore, Canadian, Dubai and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings (including the matter described below), individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

2020	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	32,232	$76.45	25,000	4,094,401
February 1 to February 29	1,742,690	76.99	825,134	3,269,267
March 1 to March 31	66,958	65.83	—	3,269,267
Total January 1 to March 31	1,841,880	$76.57	850,134	3,269,267

April 1 to April 30	9,394	$52.62	—	3,269,267
May 1 to May 31	9,000	49.98	—	3,269,267
June 1 to June 30	10,541	57.11	4,000	3,265,267
Total April 1 to June 30	28,935	$53.43	4,000	3,265,267

July 1 to July 31	5,275	$57.53	—	3,265,267
August 1 to August 31	5,229	55.30	—	3,265,267
September 1 to September 30	5,372	62.19	—	3,265,267
Total July 1 to September 30	15,876	$58.37	—	3,265,267

Total January 1 to September 30	1,886,691	$76.07	854,134	3,265,267

(1)
Includes the repurchase of 991,746, 24,935 and 15,876 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2020, June 30, 2020 and September 30, 2020, respectively.

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

101.INS
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: November 2, 2020

Evercore Inc.

By:	/S/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Co-Chief Executive Officer and Co-Chairman

By:	/S/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Co-Chief Executive Officer and Co-Chairman

By:	/S/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer