Form 10-K
period 2020-12-31
Evercore Inc.
filed 2021-02-25
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                  .

Commission File Number 001-32975
____________________________________________________
EVERCORE INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2020 was approximately $2.4 billion, based on the closing price of the registrant's Class A common stock reported on the New York Stock Exchange on such date of $58.92 per share and on the par value of the registrant's Class B common stock, par value $0.01 per share.
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 17, 2021 was 42,023,195. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 17, 2021 was 47 (excluding 53 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2021 annual meeting of stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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
Overview
Evercore is the leading independent investment banking advisory firm in the world based on the dollar volume of announced worldwide merger and acquisition ("M&A") transactions on which we have advised in 2020. When we use the term "independent investment banking advisory firm," we mean an investment banking firm that directly, or through its affiliates, does not engage in commercial banking or significant proprietary trading activities. We were founded on the belief that there is an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product capital intensive financial institutions. We believe that maintaining standards of excellence and integrity in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build—in the employees we choose and in the projects we undertake—an organization dedicated to the highest caliber of professionalism and integrity.
We operate globally through two business segments:
•Investment Banking; and
•Investment Management.
Investment Banking
Our Investment Banking segment includes our global advisory business through which we deliver strategic corporate advisory, capital markets advisory and institutional equities services. In 2020, our Investment Banking segment generated $2.237 billion, or 98% of our revenues, excluding Other Revenue, net, ($1.933 billion, or 97%, in 2019 and $2.015 billion, or 98%, in 2018) and earned 687 fees from Advisory clients.
As we begin the year in 2021, our strategic corporate advisory and capital markets advisory businesses has 107 Senior Managing Directors with expertise and client relationships in a wide variety of industry sectors and broad geographic reach.

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
•Mergers and Acquisitions. In advising companies on an acquisition, merger or sale, we evaluate potential targets, provide valuation analyses, and evaluate and propose financial and strategic alternatives. We provide boards and management teams with independent judgment and deep expertise as they navigate their most important transactions and strategic decisions. We also advise as to the timing, structure, financing and pricing of a proposed transaction, as well as assist in negotiating and closing the deal.
•Strategic Shareholder Advisory. Our extensive experience, insights into activist tactics, expertise in helping companies with shareholder communications and innovative defense strategies are instrumental in helping clients prepare for, avoid, and, if required, defend against activist investors and hostile takeover attempts. In public company situations, Evercore’s strategic shareholder advice is an integral part of our practice and is a decisive edge for clients seeking to obtain shareholder support for their transactions.
•Special Committee Assignments. Evercore has a leading special committee practice which is driven by, and exemplifies, our overall commitment to independence, discretion, objectivity, and the delivery of unconflicted advice. Our team has a long history of providing impartial advice to special committees and assisting them to meet fiduciary duties and obligations in significant situations.
•Transaction Structuring. Evercore provides integrated advice in connection with the structuring of public and private transactions - including mergers, spin-offs, sales, joint ventures, and capital markets offerings - intended to optimize tax, accounting, and other objectives of the deal.

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
•Equity Capital Markets. Evercore provides equity and equity-linked capital markets advice and execution designed to complement our firm's formidable corporate advisory platform. Our team provides its clients with independent advice, experienced judgment, and key insights on all aspects of capital formation and capital markets transactions. Our ECM team has the flexibility to engage with our corporate clients as an underwriter or an independent advisor.
•Restructuring. Evercore provides independent financial restructuring advice to companies, creditors, shareholders, and other stakeholders, both in-and out-of-court. We specialize in providing critical and unbiased advice to clients on complex balance sheet issues and transformational situations.
•Debt Advisory. Evercore provides independent advice to corporate clients on all debt capital markets products globally and, in conjunction with our Market Risk Management and Hedging team, on associated market related risks and hedging.
•Private Placement Advisory. Evercore structures and executes private market transactions for public and private corporate clients who require direct private equity, credit or hybrid financing solutions.
•Market Risk Management and Hedging. Evercore advises clients on all aspects of market-related risks arising from foreign exchange, interest rates, inflation and commodity prices in connection with cross-border M&A and financing transactions.
•Private Capital Advisory. Evercore advises managers of private assets – private equity, private debt, real estate, infrastructure and others – seeking to recapitalize or liquidate their assets through a privately negotiated transaction (e.g. fund sales, asset refinancing and fund recapitalizations). In addition, Evercore provides advisory services focused on primary and secondary transactions for real estate oriented financial sponsors and private equity interests.
•Private Funds. Evercore provides comprehensive global advisory services on capital raising for select private fund sponsors, including private equity, infrastructure and real estate, advising and executing on all aspects of the fundraising process, including competitive positioning and market assessment, preparation of marketing materials, investor development and documentation.
Institutional Equities
At Evercore ISI, our experienced research, sales and trading professionals deliver superior client service on a content-led platform, striving to be the best independent equity research resource to support our institutional investor clients. At December 31, 2020, Evercore ISI had 40 senior-most research and distribution professionals.
•Research. Evercore ISI was recognized as the top ranked independent firm by Institutional Investor in 2020. We also ranked #2 on a weighted basis and #3 in overall positions.
•Sales. Our sales team delivers research-centric service to more than 1,300 institutional clients in the U.S. and abroad. The team provides access to our macro and fundamental research products and our dedicated sales specialists provide unique sector insights.
•Trading. Evercore ISI’s trading professionals engage primarily in agency-only transactions, free of the potential conflicts of interest created by proprietary trading. Our team provides seamless execution, placing our clients’ interests first and executing transactions with efficiency, objectivity and discretion.
•Corporate Access. Our corporate access team develops strategic connectivity between company managements and investors to maximize the impact of roadshows, field trips, sector and macros conferences.
Other
Our Investment Banking segment also includes an interest in Luminis Partners ("Luminis"), which is accounted for under the equity method of accounting. Luminis is an independent corporate advisory firm based in Australia.
In 2020, we completed the transition of our advisory presence in Mexico to a strategic alliance relationship with a newly-formed independent strategic advisory firm founded by certain former employees. We also entered into a strategic alliance with an advisory firm in Brazil in 2020, and maintain strategic alliances in India and South Korea.
Investment Management
Our Investment Management segment includes wealth management and trust services through Evercore Wealth Management L.L.C. ("EWM"), as well as private equity through investments in entities that manage private equity funds. In

2020, our Investment Management segment generated revenue of $54.4 million, or 2% of our revenues, excluding Other Revenue, net ($50.6 million, or 3%, in 2019 and $48.2 million, or 2%, in 2018).
•Evercore Wealth and Trust. Evercore's U.S.-based Evercore Wealth Management serves high-net-worth individuals, foundations and endowments. Clients at EWM and our affiliated trust company, Evercore Trust Company, N.A. ("ETC"), work directly with dedicated teams of independent thinkers to manage complex wealth and focus on delivering tangible results. As of December 31, 2020, EWM had $10.2 billion of assets under management ("AUM").
•Investments in Affiliates. We also hold interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC (collectively, "ABS") and Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") that are accounted for under the equity method of accounting. ABS is an institutionally focused hedge fund-of-funds manager and Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products. We also hold interests in entities that manage private equity funds and in the funds they manage.
–Glisco. We maintain a limited partner's interest in the value-oriented, middle-market private equity funds in Mexico, Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III") and Glisco Capital Partners IV, L.P. ("Glisco IV" and, together with Glisco II and Glisco III, the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds.
–Trilantic. While we do not intend to raise any Evercore-sponsored funds, we maintain a strategic alliance to pursue private equity investment opportunities with Trilantic Capital Partners ("Trilantic"). In connection with the issuance of certain limited partnership interests in Trilantic, we became a limited partner of Trilantic and are entitled to receive 10% of the aggregate amount of carried interest with respect to all of the portfolio investments made by Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV"), up to $15.0 million. As part of the strategic alliance, we committed $5.0 million of the total capital commitments of Trilantic Capital Partners V L.P. ("Trilantic V") and $12.0 million of the total capital commitments of Trilantic Capital Partners VI (North America) L.P. ("Trilantic VI"). We and our affiliates are passive investors and do not participate in the management of any Trilantic sponsored funds. We previously raised and managed Evercore-sponsored funds, but do not currently have specific plans to continue to do so.
•The Investment Management segment also includes the results of Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), which was sold in 2020.
Our Strategies for Growth
We expect to deploy the majority of our capital to continue to grow our Investment Banking businesses. We intend to continue to grow and diversify our businesses, and to further enhance our profile and competitive position, through the following strategies:
•Add and Promote Highly Qualified Investment Banking Professionals. We hired three new Senior Managing Directors in 2020, expanding our capabilities in our Capital Markets Advisory practice by strengthening our coverage of the Technology sector, as well as enhancing our advisory capabilities on complex and large cap corporate realignments and expanding our capital raising and distribution capabilities with convertible debt. Of equal importance, following our long-term strategy of developing internal talent, we also promoted seven internal candidates to Senior Managing Director in our Advisory business in 2020 and intend to continue to promote our most talented professionals in the future. We intend to continue to recruit and promote high-caliber strategic corporate, strategic and capital markets advisory, as well as equity research, professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, and to extend our reach to sectors or new business lines and geographies that we have identified as particularly attractive. On occasion, these additions may result from the acquisition of boutique independent advisory firms with leading professionals in a market or sector.
•Achieve Organic Growth and Improved Profitability in Investment Management. We are focused on managing our current Investment Management business effectively. We also continue to selectively evaluate opportunities to expand Wealth Management.
Human Capital Management
We are a human capital intensive business and our long-term success is dependent on the number, quality and performance of our people. Our key human capital management objectives are to attract, develop, mentor, promote and retain the most talented professionals in our industry. To support these objectives, we invest substantial time and resources toward the recruitment of people who will adhere to our Core Values and improve our business; reward and support employees through competitive pay and benefits programs; facilitate the professional development of our employees through our talent development programs; and promote a strong culture of diversity, equity, and inclusion throughout our organization.
With these guiding principles, our Human Capital Management team leads our efforts on employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management and professional development. Our Board of Directors and its Nominating and Corporate Governance Committee provide oversight on certain human capital matters as well, including our Diversity, Equity and Inclusion initiatives.
Some examples of our programs, initiatives and efforts to attract, develop, mentor, promote and retain the most talented professionals in our industry include:
•Diversity, Equity and Inclusion: DE&I is a major focus of our senior management and Board of Directors. Promoting diversity, equity and inclusion throughout the organization is not only the right thing to do, but it improves our culture and performance, allowing us to better serve our clients and grow our business over the long term. We believe in empowering our people to thrive by maintaining a culture of inclusion that embraces diversity and creates opportunity for all employees. However, we recognize there is still important work to be done in realizing our DE&I objectives. We are committed to working diligently and transparently with our key stakeholders, including our employees, as we continue to execute on our objectives. We are focused on the following DE&I objectives:
◦Promoting greater diversity within Evercore, with strong representation of various groups across all levels
◦Building knowledge and understanding of key DE&I issues across the organization and accountability for driving progress
◦Creating an environment where all diverse professionals feel supported and fully integrated into the firm
We execute on these objectives through a variety of initiatives, including:
◦Recruiting and Representation
•We maintain an internal diversity recruiting team, which has augmented our campus recruiting strategy to increase diversity in our talent pipeline, through outreach at HBCUs/HSIs and diversity-specific recruiting events.
•We have partnerships with external diversity organizations.
•We offer scholarships to select diversity candidates.
•We have added four new independent directors to our Board since 2018 – three of whom are women, and one of whom is also a person of color. Currently, 40% of our independent directors are women.
◦Education and Training
•We provide formal training and mentorship programs for underrepresented employees and conduct trainings for our employees on DE&I issues.
•Our Diversity Networks have hosted events and programs for their members and allies, including several events with prominent leaders outside of and within our own organization.
◦Building an Inclusive Culture
•We maintain a Global Diversity Council, whose membership includes the heads of each of the firm’s employee-led diversity networks, to help build connectivity, create community and advance the firm’s culture of inclusion:
◦Women’s Network
◦Traditionally Underrepresented Minorities Network
◦EverProud
◦Veterans Network
◦Accountability
•Diversity recruiting efforts are regularly reviewed by senior management.
◦We analyze pay equity information throughout the organization.
◦We continue to regularly share progress on DE&I initiatives and results, including at firm-wide town-halls and with the Board of Directors.
•Talent Development: We are committed to the professional development of our employees.
◦Our training framework involves ongoing development at multiple stages of our employees’ career, including on-the-job training and mentorship.
◦Our senior professionals play a central role in presenting our training and development programs, including our M&A Black Belt program (with over 2,500 attendees across all sessions), and other sector and business appropriate training programs.

◦We also engage in a comprehensive evaluation process designed to provide our employees with the feedback necessary for their professional development.
◦We conduct employee surveys and implement feedback into our policies and procedures.
•Health, Safety and Wellness: The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees.
◦We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, as described below. These programs support our employees’ physical and mental health by providing tools and resources to help improve or maintain their health status and offer choice, where possible, so that our employees can customize their benefits to meet their needs.
◦In response to the COVID-19 pandemic, we have implemented and continue to implement safety measures in all of our offices and made other significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having nearly all of our people working remotely. In formulating our return-to-office protocol, we continue to monitor the impact of the COVID-19 pandemic, as well as policies and guidance from governmental authorities and health agencies.
•Compensation Structure and Benefits: Our compensation structure, including our comprehensive benefit packages, is designed to attract, motivate and retain highly talented employees.
◦We have consistently sought to closely align pay with performance. Through our broad-based equity program, we have used equity compensation to create a close alignment of interests between our shareholders and employees.
◦To advance our diversity, equity and inclusion objectives, we have recently expanded our benefits package to include additional women’s and family support benefits.
◦Our benefits for eligible employees include the following:
•Paid holidays, vacation days, personal days and sick days
•Paid parental leave
•Women’s and family healthcare services
•Flexible work arrangements
•Back-up child and elder care
•Paid marriage and bereavement leave
•Medical, dental, prescription drug and vision insurance
•Life and disability insurance
•Enhanced healthcare navigation and claims advocacy
•Retirement benefits
•Commuter benefits
•Health club membership discounts
•Identity theft protection
•Other corporate benefits
◦We promote wellness education and encourage our employees to take a mindful and active approach to their overall well-being, including through our EverWELL program. We offer various resources and seminars related to different aspects of healthy living, including a focus on employees’ health, welfare, nutrition, stress management and financial wellness.
•Community: We have also encouraged, supported and assisted our employees in having a positive impact on the communities in which we operate and serve.
◦Through our Evercore Volunteers program, we have continued our firm-wide community service initiatives, which connect our employees with our community partners in order to address immediate needs, support education and improve public spaces.
◦We facilitate employee fundraising, and in 2020 we conducted a social justice donation matching program, resulting in the largest charitable donation in Evercore history.
As of December 31, 2020, we employed approximately 1,800 people, working in 31 cities around the world. Our global workforce is comprised of approximately 99% full time and 1% part time employees. Nearly 1,400 of our employees were employed in the United States (of which approximately 1,100 were employed in our Investment Banking segment); the remainder were employed outside the United States, primarily in our investment banking segment. We believe our efforts in managing our workforce have been effective, evidenced by our strong culture, talent development and employee retention.
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
Evercore's investment banking competitors can be categorized into two main groups: (1) large universal banks and bulge bracket firms such as Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS and (2) independent advisory firms such as Centerview, Greenhill, Houlihan Lokey, Lazard, Moelis, Perella Weinberg, PJT Partners and Rothschild, among others. We believe, and our clients have informed us, that firms that also engage in acquisition financing, significant proprietary trading in clients' securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since Evercore is able to avoid potential conflicts associated with these types of activities, we believe that Evercore is better able to develop trusted and long-term relationships with its clients than those of its competitors, which provide such services. In addition, we have a larger global presence, deeper sector expertise and more diverse capabilities than many of the independent firms. Evercore ISI's business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.
We believe that we face a range of competitors in our Investment Management business, with numerous other firms providing competitive services. Evercore Wealth Management competes with domestic and global private banks, regional broker-dealers, independent broker-dealers, registered investment advisors, commercial banks, trust companies and other financial services firms offering wealth management services to clients, many of which have substantially greater resources and offer a broader range of services.
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
Our Investment Management business at EWM, as well as our equity method investments, ABS and Atalanta Sosnoff, are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, state and local political contributions, as well as general anti-fraud prohibitions. EWM is also an investment advisor to a mutual fund, which subjects EWM to additional regulations under the Investment Company Act of 1940 (the "1940 Act"). ETC, which is a national trust bank limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC"), is a member bank of the Federal Reserve System and is subject to, among other things, the Patriot Act, the Bank Secrecy Act of 1970, as amended, the Gramm-Leach-Bliley Act of 1999, as amended, other federal banking laws and the state laws in the jurisdictions in which it operates.
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

Anti-Money Laundering, Counter-Terrorist Financing and Anti-Bribery. The Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (the "Money Laundering Regulations") came into force on June 26, 2017 and implemented the Fourth EU Money Laundering Directive ("MLD 4"). MLD 4 is designed to reinforce the efficacy of EU law in countering money laundering and terrorist financing and to ensure that the EU framework is aligned with the International Standards on Combating Money Laundering and the Financing of Terrorism and Proliferation adopted by the Financial Action Task Force in 2012. The Money Laundering Regulations impose numerous obligations on Evercore U.K. and Evercore ISI U.K. (and other "relevant persons"), including, among other things, obligations to take appropriate steps to assess the risks of money laundering and terrorist financing to which the business is subject and to maintain policies, controls and procedures to mitigate and manage the risks identified in the risk assessment. The Fifth EU Money Laundering Directive ("MLD 5") came into force on July 9, 2018. It amends MLD 4, which was transposed into U.K. law by amending the Money Laundering Regulations. In the U.K., it has been implemented through the Money Laundering and Terrorist Financing (Amendment) Regulations 2019. The objectives of MLD 5 include, among other things, extending the scope of MLD 4 to include a broader range of market participants (including cryptoasset exchanges and custodian wallet providers), amending customer due diligence requirements for client relationships (including the circumstances in which enhanced due diligence is required) and for transactions involving high risk countries and improved access to beneficial ownership for customer due diligence information.
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
Regulatory Framework in the European Union. The U.K. left the EU on January 31, 2020 and on December 31, 2020, at 11p.m., the Brexit transitional period came to an end. The U.K and the EU entered into the U.K. - EU Trade and Co-operation Agreement ("TCA") on December 24, 2020. The TCA was accompanied by a non-binding Joint Declaration committing the U.K. and the EU to cooperate on matters of financial regulation, which is intended to be facilitated by a Memorandum of Understanding due to be agreed by March 2021. However, the TCA does not presently make provision for financial services firms in the U.K. to access the EU single market. As a result, from January 1, 2021, U.K. firms, including Evercore U.K. and Evercore ISI U.K., do not have passporting rights to provide cross-border services into the EU and into a number of other members of the European Economic Area ("EEA"), to the extent such services are regulated activities. Evercore has a German subsidiary, Evercore GmbH ("Evercore Germany"), through which regulated activities can be conducted in Germany and in other EU and EEA jurisdictions on a cross-border basis, subject to certain exceptions and in compliance with applicable legal requirements.
Following the U.K.’s exit from the EU, the provisions of the Markets in Financial Instruments Directive and the Markets in Financial Instruments Regulation (together "MiFID") have been on-shored and brought into U.K. law through the European Union (Withdrawal) Act 2018. This provided that EU law directly applicable in the U.K. would form part of U.K. law at the end of the Brexit transitional period and gave powers to the U.K. government to amend this legislation so that it would operate effectively after Brexit. For most practical purposes Evercore U.K. and Evercore ISI U.K. will be subject to broadly the same requirements under the on-shored U.K. MiFID regime, subject to changes put forward in the U.K.'s legislative program.
Germany
In Germany, our subsidiary, Evercore Germany, is licensed by the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht "BaFin") to conduct investment advice and investment brokerage activities in Germany. Evercore Germany has passporting rights to provide cross-border services into the EU which are equivalent to those enjoyed by Evercore U.K. until January 1, 2021. Accordingly, Evercore Germany is authorized to provide the aforementioned services across the EU on a cross-border basis. Among other requirements, BaFin requires Evercore Germany, as a regulated entity, to comply with capital, liquidity, governance and business conduct requirements, and has a range of supervisory and disciplinary powers which it is able to use in overseeing the activities of the firm.
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
Dubai International Financial Centre
Financial services activities in, or from, the Dubai International Financial Centre, a free-zone located in the United Arab Emirates, Emirate of Dubai, are regulated by the Dubai Financial Services Authority ("DFSA") and are subject to licensing requirements. Evercore Advisory (Middle East) Limited maintains licenses issued by the DFSA for (i) advising on financial products, (ii) arranging credit and advising on credit and (iii) arranging deals in investments. The compliance requirements of the DFSA include, among other things, capital, liquidity, governance, conduct of business requirements and anti-money laundering, counter-terrorist financing and sanctions requirements.
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
As a financial services firm, our businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, terrorism, pandemic, political uncertainty, uncertainty in the U.S. federal fiscal or monetary policy and the fiscal and monetary policy of foreign governments and the timing and nature of regulatory reform. Unfavorable market or economic conditions, as well as volatility in the financial markets can materially reduce the demand for our services and present new challenges. For example, the COVID-19 pandemic had a significant impact on market and economic conditions throughout 2020 which, at different times throughout the year, had both positive and negative impacts on the results of operations for each of our business units. The course of the COVID-19 pandemic into 2021, including the timing and acceptance of vaccinations, or other similar unrelated pandemics, epidemics or global events leading to difficult market or economic conditions, may cause the number of global and domestic M&A transactions to significantly decrease, and we cannot be certain that any associated increases in activity in our restructuring, debt advisory, capital markets advisory businesses and Equities business will be sufficient to offset weakness in M&A activity. The associated decline in revenue could have a significant adverse impact on our results of operations and cash flows, and our ability to fund operations, make capital investments, maintain compliance with our debt covenants and fund shareholder dividends and other capital commitments or stock repurchases could be adversely affected.
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
We also seek to generate greater business from our restructuring and capital advisory services and our Evercore ISI business. However, we cannot be certain that we will be able to offset lower revenues in their entirety from a decline in our M&A activities with revenues generated from restructuring and capital advisory services or from our Evercore ISI business. Our restructuring services, which provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers, our capital advisory services, which provide corporations and financial sponsors with advice relating to a broad array of financing issues, and our Evercore ISI business, which provides equity research and agency securities trading for institutional investors, are intentionally smaller than our M&A advisory business and we expect that they will remain that way for the foreseeable future.
Unfavorable market conditions may also lead to a reduction in revenues from our underwriting and placement agent activities, and to the extent that adverse economic market conditions affect M&A and capital raising activities generally, the demand for the research and other services provided by our Evercore ISI business could correspondingly decline.
During a market or general economic downturn, our Wealth Management business would also be expected to generate lower revenue as, among other things, the management fees we receive are typically based on the market value of the securities that comprise the assets we manage, and our clients or prospective clients may withdraw funds from, or hesitate to allocate assets to, these businesses in favor of investments they perceive as offering greater opportunity or lower risk.
We depend on our senior professionals, including our executive officers, and the loss of their services could have a material adverse effect on us.
Our senior professionals' expertise, skill, reputation and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking business, including Advisory and Evercore ISI, is dependent on our senior Investment Banking professionals and on a small number of senior research analysts, traders and executives. In addition, EWM is dependent on a small number of senior portfolio managers and executives. Our professionals possess substantial experience and expertise and strong client relationships. However, they are not obligated to remain employed with us and the market for qualified professionals is highly competitive. If any of these personnel were to retire, join an existing competitor, form a competing company or otherwise leave us, it could jeopardize our relationships with clients and result in the loss of client engagements and revenues, which may be material.
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
We have experienced significant growth in the past several years. Supporting this growth has placed significant demands on our operational, legal, regulatory and financial systems and resources for integration, training and business development efforts. We are often required to commit additional resources to maintain appropriate operational, legal, regulatory and financial systems to adequately support expansion, even when we only partner, enter into strategic alliances or take minority stakes in other businesses. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. For example, in recent years we have made significant investments in various enterprise technologies, such as client relationship management and enterprise resource planning technology. We cannot provide assurance that our financial controls, the level of knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our expanding operations effectively. Any failure to do so could adversely affect our ability to pursue our growth strategy, generate revenue and control expenses.
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
In Wealth Management, our revenue includes management fees from assets we manage. These revenues are dependent upon the amount of AUM, which can decline as a result of market depreciation, withdrawals or otherwise, as well as the performance of the assets. The timing of flows, contributions and withdrawals are often out of our control, can occur on short notice, and may be inconsistent from quarter to quarter. See "—The amount and mix of our AUM are subject to significant fluctuations." Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce AUM and asset management revenues.
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
Furthermore, following the U.K.’s exit from the EU (as described below), the U.K. on-shored MiFID regime, which broadly continued the requirements under the previous EU directive and regulation, continues to have significant and wide-ranging impacts on U.K. and EU securities and derivatives markets as a result of enhanced investor protection and organizational requirements, including, among other things, (i) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (ii) enhanced regulation of algorithmic trading, (iii) the movement of trading in certain shares and derivatives onto regulated execution venues, (iv) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (v) restriction on the use of so-called dark pool trading, (vi) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (vii) commodity derivative position limits and reporting requirements, and (viii) the move away from vertical silos in execution, clearing and settlement.
The U.K.'s exit from the European Union could adversely impact our business and operations.
The U.K. left the EU on January 31, 2020 and on December 31, 2020, at 11p.m., the Brexit transitional period came to an end. The U.K. and the EU entered into the TCA on December 24, 2020, which was accompanied by a non-binding Joint Declaration committing the U.K. and the EU to cooperate on matters of financial regulation, which is intended to be facilitated by a Memorandum of Understanding due to be agreed by March 2021. However, the TCA does not presently make provision for financial services firms in the U.K. to access the EU single market. See Item 1. "Business" for more information. If the U.K. and the EU are unable to enter into a Memorandum of Understanding, or if the Memorandum of Understanding does not reinstate passporting rights to Evercore U.K. and Evercore ISI U.K., our U.K. entities would continue to be unable to conduct regulated activities on a cross-border and off-shore basis into all EU countries without obtaining regulatory approval outside of the U.K.. We have taken certain actions to prepare for this outcome, including obtaining a license from BaFin for Evercore Germany, through which regulated activities can be conducted in Germany and in other EU and EEA jurisdictions on a cross-border basis, subject to certain exceptions and in compliance with applicable legal requirements. In addition, activities performed by Evercore U.K. and Evercore ISI U.K. which are not regulated activities may still be conducted within the EU and the EEA directly. However, the inability of Evercore U.K. and Evercore ISI U.K. themselves to conduct certain regulated activities on a cross-border and off-shore basis into all EU countries could adversely affect the manner in which they operate.
More broadly, the impact of Brexit on the economic outlook of the Eurozone and the U.K., and associated global implications, remain uncertain notwithstanding agreement of the TCA. This is particularly the case in relation to the financial services sector, where the extent of EU single market access granted to U.K. financial services companies remains subject to further discussion and will rely heavily on EU determinations of equivalence in relation to the U.K.’s regulatory regime (which cannot be assured, particularly where U.K. regulatory standards diverge from those of the EU).
Our business is subject to various cybersecurity risks.
We face various operational risks related to our businesses on a day-to-day basis. We rely heavily on financial, accounting, communication and other data processing systems to securely process, transmit, and store sensitive and confidential client information, and communicate among our locations around the world and with our staff, clients, partners, and vendors. We also depend on third-party software and programs, as well as cloud-based storage platforms as part of our operations. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our, or their, control. In addition, we are also exposed to fourth-party cybersecurity risk from vendors, suppliers or attackers of our third-party vendors. The increased use of mobile technologies and remote working arrangements heighten these and other operational risks.
In addition, as we operate in a financial services industry, we are susceptible to attempts to gain unauthorized access of client, customer or other confidential information. We are also at risk for denial-of-service, distributed denial-of-service and/or other cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, which could result from an employee's, contractor's or other third party vendor's failure to follow data security procedures or as a result of actions by third parties, including actions by governments. Phishing attacks and email spoofing attacks are becoming more prevalent and are often used to obtain information to impersonate employees or clients in order to, among other things, direct fraudulent bank transfers or obtain valuable information. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability, and in turn materially adversely affect our business. Although cyber-attacks have not, to date, had a material impact on our operations, breaches of our, or third-party, network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to and disclose our proprietary information or our client's proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means, and could originate from a wide variety of sources, including state actors or other unknown third parties outside the firm.
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
As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. These laws and regulations are increasing in complexity and number. For example, the General Data Protection Regulation ("GDPR"), which applies across the EU and the U.K., imposes stringent requirements regarding the handling of personal data and several other jurisdictions, including in the United States, have adopted or are considering similar legislation. Failure to meet the GDPR requirements could, in serious cases, result in penalties of up to four percent of worldwide revenue.
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
We operate in businesses that are highly dependent on proper processing of financial transactions. In Evercore ISI, and our Wealth Management business in particular, we must consistently and reliably obtain securities pricing information, properly execute and process client transactions and provide reports and other customer service to our clients. The expansion of our equities business has increased the size and scope of our trading activities and, accordingly, increased the opportunities for trade errors and other operational errors in connection with the processing of transactions. The occurrence of trade or other operational errors or the failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We also rely on third-party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our businesses.
In addition, if we were to experience a disaster or other business continuity problem, such as an epidemic, a pandemic, other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, software, telecommunications, transaction processing and other related systems and operations, as well as those of third parties on whom we rely. For example, the COVID-19 pandemic resulted in substantial disruption to our business operations. Although we have been able to continue business operations, we cannot guarantee in the future that similar events will not result in a material disruption to our business that may cause material financial loss, regulatory action, reputation harm or legal liability, and if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with a pandemic, the impact of a pandemic on our business could be exacerbated. In particular, we depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. Although we have developed business continuity plans, a disaster or a disruption in the infrastructure that supports our businesses, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or a disruption that directly affects our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. The incidence and severity of disasters or other business continuity problems are unpredictable, and our inability to timely and successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.
We may not be able to generate sufficient cash to service all of our indebtedness.
Our ability to make scheduled payments on, or to refinance, our debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including the $170.0 million principal amount of the 2016 senior notes issued, (the "2016 Private Placement Notes") and the $175.0 million and £25.0 million principal amount of the 2019 senior notes issued, (the "2019 Private Placement Notes"), subject to semi-annual interest payments, as well as principal payments beginning in 2021 and 2029, respectively. The final payments of all amounts outstanding, plus accrued interest, are due 2028, for the 2016 Private Placement Notes, and 2033, for the 2019 Private Placement Notes. See Note 14 to our consolidated financial statements for further information. If our cash flows and capital resources are insufficient to fund our debt service obligations, including the principal and semi-annual interest payments noted above, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Private Placement Notes and other contractual commitments.
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
Goodwill, other intangible assets, equity method investments and other investments represent a portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operations.
Goodwill, other intangible assets, equity method investments and other investments represent a portion of our assets. We assess these assets at least annually for impairment, however, we may need to perform impairment tests more frequently if events occur, or circumstances indicate, that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. The valuation of our reporting units, long-lived intangible assets, equity method investments or other investments requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, long-lived intangible assets, equity method investments or other investments, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill, long-lived intangible assets, equity method investments and other investments may be impaired in future periods.
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
Our inability to successfully identify, consummate and integrate alliances, including through joint ventures or investments, as part of our growth initiatives could have adverse consequences to our business.
We may expand our various businesses through additional acquisitions, entering into joint ventures and strategic alliances, and internally developing new opportunities that are complementary to our existing businesses and where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things, the availability of suitable opportunities and capital resources to effect our strategy; the level of competition from other companies that may have greater financial resources than we do or may not require the same level of disclosure of these activities; our ability to value acquisition and investment candidates accurately and negotiate acceptable terms for those acquisitions and investments; and our ability to identify and enter into mutually beneficial relationships with joint venture partners.
Additionally, integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve a number of risks and present financial, managerial and operational challenges, including the following factors, among others: loss of key employees or customers; possible inconsistencies in or conflicts between standards, controls, procedures and policies and the need to implement company-wide financial, accounting, information technology and other systems; failure to maintain the quality of services that have historically been provided; failure to coordinate geographically diverse organizations; disagreements between us and our partners; compliance with regulatory requirements in regions in which new businesses and ventures are located; and the diversion of management's attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so. Our inability to develop, integrate and manage acquired companies, joint ventures or other strategic relationships and growth initiatives in an efficient and cost-effective manner, or at all, could have material adverse short- and long-term effects on our operating results, financial condition and liquidity.
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
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking clients for advisory services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Our Advisory and Underwriting services accounted for 89%, 88% and 88% of our revenues, excluding Other Revenue, net, in 2020, 2019 and 2018, respectively. We expect that we will continue to rely on Investment Banking fees from advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our Investment Banking advisory engagements, or the market for advisory services, would adversely affect our business.
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
The financial advisory industry is intensely competitive, highly fragmented and subject to rapid change, and we expect it to remain so. We compete on both a global and regional basis, and on the basis of a number of factors, including the quality of our employees, industry knowledge, transaction execution skills, our products and services, innovation, reputation, strength of relationships and price. We have experienced intense competition over obtaining advisory mandates in recent years, and we may experience pricing pressures in our Investment Banking business in the future, as some of our competitors seek to obtain increased market share by reducing fees. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and financial professionals as we plan to deploy them on engagements. Any unexpected costs or unanticipated delays in connection with the performance of such engagements could make these contracts less profitable, or unprofitable, which would have an adverse effect on our profit margins.
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
We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be enforceable or available to us, for example, if the client is not financially able to satisfy its indemnification obligations in whole, or part, or the scope of the indemnity is not sufficient to protect us against financial or reputational losses arising from such liability.
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

We provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers. Our services may include reviewing and analyzing the business, financial condition and prospects of the company or providing advice on strategic transactions, capital raising or restructurings. We also may provide advisory services to companies that have sought, or are planning to seek, protection under Chapter 11 of the U.S. Bankruptcy Code or other similar processes in non-U.S. jurisdictions. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring advisory services entails the risk that the transaction will be unsuccessful, or take considerable time, and be subject to a bankruptcy court's authority to disallow or discount our fees. If the number of debt defaults or bankruptcies declines, or other factors affect the demand for our restructuring advisory services, our restructuring business would be adversely affected.
Risks Relating to Our Investment Management Business
The amount and mix of our AUM are subject to significant fluctuations.
The revenues and profitability of our Wealth Management business are derived from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Fluctuations in the amount and mix of our AUM may be attributable, in part, to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Global economic conditions, exacerbated by war or terrorism, health emergencies or financial crises, changes in the equity market place, trade disputes, restrictions on travel, currency exchange rates, commodity prices, interest rates, inflation rates, the yield curve, and other factors that are difficult to predict affect the mix, market values and levels of our AUM. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our AUM and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as in the U.S. we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage.
If the funds we manage or invest in perform poorly, we will suffer a decline in our investment management revenue and earnings, and our Investment Management business may be adversely affected.

Revenue from our Wealth Management business is derived from fees earned for the management of client assets, generally based on the market value of AUM. Poor investment performance by these businesses, on an absolute basis or as compared to third-party benchmarks or competitors, could stimulate higher redemptions, thereby lowering AUM and reducing the fees we earn, even in periods when securities prices are generally rising. In addition, if the investments we make on behalf of our funds and clients perform poorly, it may be more difficult for us to attract new investors, launch new products or offer new services in our Wealth Management business. Furthermore, if the volatility in the U.S. and global markets cause a decline in the price of securities that constitutes a significant portion of our AUM, our clients could withdraw funds from, or be hesitant to invest in, our Investment Management business due to the uncertainty or volatility in the market or in favor of investments they perceive as offering greater opportunity or lower risk, which would also result in lower investment management revenue.
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
In 2020, we earned 23% of our Total Revenues, excluding Other Revenue, and 23% of our Investment Banking Revenues from clients located outside of the United States. Generally, we intend to grow our non-U.S. business, and this growth is critical to our overall success. Many of our larger clients for our Investment Banking business are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include, but are not limited to, greater difficulties managing and staffing foreign operations; language and cultural differences; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers; restrictions on travel; greater difficulties in collecting accounts receivable; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; less stable political and economic environments; civil disturbances or other catastrophic events that reduce business activity; disasters or other business continuity problems, such as pandemics, other man-made or natural disaster or disruption involving electronic communications or other services; and international trade issues.
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
Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenues in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Generally, we do not enter into any transactions to hedge our exposure to foreign exchange fluctuations in our foreign subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and, as a result, our investment advisory fees. On occasion, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of December 31, 2020.
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
As of December 31, 2020, there were vested LP Units held by some of our Senior Managing Directors and former employees that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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
Payments of dividends, if any, will be at the sole discretion of the Company's board of directors after taking into account various factors, including economic and business conditions; our financial condition and operating results; our available cash and current and anticipated cash needs; our capital requirements; applicable contractual, legal, tax and regulatory restrictions; implications of the payment of dividends by us to our stockholders or by our subsidiaries (including Evercore LP) to us; and such other factors as our board of directors may deem relevant.
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
As of December 31, 2020, regulated subsidiaries of Evercore LP had $1.2 billion of cash and cash equivalents and investment securities. Amounts held in regulated entities may be subject to advance notification requirements to, or regulatory approval from, their relevant regulatory body prior to distribution, which could delay or restrict access to such capital.
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
As of December 31, 2020, we had a total of 40,750,225 shares of our Class A common stock outstanding. In addition, our current and former Senior Managing Directors own an aggregate of 1,926,613 Class A limited partnership units of Evercore LP ("Class A LP Units"), which were all fully vested as of December 31, 2020. Further, as of December 31, 2020, there were 3,051,501 vested Class E limited partnership units of Evercore LP ("Class E LP Units"). In addition, 400,000 unvested Class I-P units of Evercore LP ("Class I-P Units") which convert into Class I limited partnership units of Evercore LP ("Class I LP Units") based on the achievement of certain market and service conditions, and 283,992 unvested Class K-P units of Evercore LP ("Class K-P Units"), which convert into a number of Class K limited partnership units of Evercore LP ("Class K LP Units") based on the achievement of certain defined benchmark results, were outstanding as of December 31, 2020. Our amended and restated certificate of incorporation allows the exchange of Class A, Class E, Class I and Class K LP Units (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors and certain other employees of the Company are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions.
As of February 17, 2021, we had a total of 47,628,358 shares of Class A common stock outstanding and units which were convertible, or potentially convertible, into Class A common stock. This is comprised of 42,023,195 shares of our Class A common stock outstanding, 1,902,278 Class A LP Units, 3,018,893 Class E LP Units, 400,000 Class I-P Units and 283,992 Class K-P Units (which convert into a number of Class K LP Units based on the achievement of certain defined benchmark results). See Note 19 to our consolidated financial statements for further information.
Further, as part of annual bonuses and incentive compensation, we award restricted stock units ("RSUs") to employees, as well as to new hires. As of December 31, 2020, 5,375,728 RSUs issued pursuant to the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan") and the Amended and Restated 2006 Evercore Inc. Stock Incentive Plan were outstanding. Of these RSUs, 199,147 were fully vested and 5,176,581 were unvested. Each RSU represents the holder's right to receive one share of our Class A common stock following the applicable vesting date. Should we issue RSUs in excess of the amount remaining as authorized for issuance under the Evercore Inc. 2016 Stock Incentive Plan, these awards would be accounted for as liability awards, with changes in the fair value of these awards reflected as compensation expense until authorization is obtained.

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

Our principal offices are located in leased office space at 55 East 52nd Street, New York, New York and at 1 and 15 Stanhope Gate in London, U.K. We do not own any real property.

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
Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol "EVR." At the close of business on February 17, 2021, there were 24 Class A common stockholders of record. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners.
There is no trading market for the Evercore Inc. Class B common stock. As of February 17, 2021, there were 47 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.61 per share of Class A common stock for the quarter ended December 31, 2020, $0.58 per share for the quarters ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019 and $0.50 per share for the quarter ended March 31, 2019.
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
Recent Sales of Unregistered Securities
None

Share Repurchases for the period January 1, 2020 through December 31, 2020

2020	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	32,232	$76.45	25,000	4,094,401
February 1 to February 29	1,742,690	76.99	825,134	3,269,267
March 1 to March 31	66,958	65.83	—	3,269,267
Total January 1 to March 31	1,841,880	$76.57	850,134	3,269,267

April 1 to April 30	9,394	$52.62	—	3,269,267
May 1 to May 31	9,000	49.98	—	3,269,267
June 1 to June 30	10,541	57.11	4,000	3,265,267
Total April 1 to June 30	28,935	$53.43	4,000	3,265,267

July 1 to July 31	5,275	$57.53	—	3,265,267
August 1 to August 31	5,229	55.30	—	3,265,267
September 1 to September 30	5,372	62.19	—	3,265,267
Total July 1 to September 30	15,876	$58.37	—	3,265,267

October 1 to October 31	2,107	$67.49	—	3,265,267
November 1 to November 30	23,555	84.53	—	3,265,267
December 1 to December 31	10,040	93.47	—	3,265,267
Total October 1 to December 31	35,702	$86.04	—	3,265,267

Total January 1 to December 31	1,922,393	$76.25	854,134	3,265,267

(1)Includes the repurchase of 991,746, 24,935, 15,876, and 35,702 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, respectively.
(2)On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, Evercore is able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III, Item 12 of this report.

Item 6.	Selected Financial Data

The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data." During 2018, certain balances for prior periods were reclassified to conform to their current presentation. We disaggregated "Investment Banking Revenue" into "Advisory Fees," "Underwriting Fees" and "Commissions and Related Fees" and renamed "Investment Management Revenue" to "Asset Management and Administration Fees," which includes management fees from our wealth management and institutional asset management businesses. On July 2, 2020, we sold the trust business of ECB (the "ECB Trust business") and on December 16, 2020, we sold the remaining ECB business. See Note 5 to our consolidated financial statements for further information on business changes and developments.

	2020	2019	2018	2017	2016

	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues
Investment Banking:(1)
Advisory Fees	$1,755,273	$1,653,585	$1,743,473	$1,324,412	$1,096,829
Underwriting Fees	276,191	89,681	71,691	45,827	36,264
Commissions and Related Fees	205,767	189,506	200,015	205,630	230,913
Asset Management and Administration Fees(1)	54,397	50,611	48,246	59,648	63,404
Other Revenue, Including Interest and Investments(1)	(6,309)	45,454	19,051	88,828	29,380
Total Revenues	2,285,319	2,028,837	2,082,476	1,724,345	1,456,790
Interest Expense	21,414	20,139	17,771	19,996	16,738
Net Revenues	2,263,905	2,008,698	2,064,705	1,704,349	1,440,052
Expenses
Operating Expenses	1,688,015	1,534,122	1,492,241	1,227,573	1,077,706
Other Expenses	49,457	36,865	30,387	47,965	101,172
Total Expenses	1,737,472	1,570,987	1,522,628	1,275,538	1,178,878
Income before Income from Equity Method Investments and Income Taxes	526,433	437,711	542,077	428,811	261,174
Income from Equity Method Investments	14,398	10,996	9,294	8,838	6,641
Income before Income Taxes	540,831	448,707	551,371	437,649	267,815
Provision for Income Taxes	128,151	95,046	108,520	258,442	119,303
Net Income	412,680	353,661	442,851	179,207	148,512
Net Income Attributable to Noncontrolling Interest	62,106	56,225	65,611	53,753	40,984
Net Income Attributable to Evercore Inc.	$350,574	$297,436	$377,240	$125,454	$107,528
Dividends Declared per Share	$2.35	$2.24	$1.90	$1.42	$1.27
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$8.22	$6.89	$8.33	$2.80	$2.43
STATEMENT OF FINANCIAL CONDITION DATA
Total Assets	$3,370,888	$2,598,613	$2,125,667	$1,584,886	$1,662,346
Long-term Liabilities	$817,581	$803,710	$368,037	$324,466	$415,594
Total Long-term Debt	$338,518	$375,062	$168,612	$175,146	$184,647
Total Liabilities	$1,881,514	$1,472,363	$1,117,728	$788,518	$879,015
Noncontrolling Interest	$258,428	$256,534	$249,819	$252,404	$256,033
Total Equity	$1,489,374	$1,126,250	$1,007,939	$796,368	$783,331
(1)Certain balances in prior periods were reclassified to conform to their current presentation. See Note 2 to our consolidated financial statements for further information.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Evercore Inc.'s consolidated financial statements and the related notes included elsewhere in this Form 10-K.
Key Financial Measures
Revenue
Total revenues reflect revenues from our Investment Banking and Investment Management business segments that include fees for services, transaction-related client reimbursements and other revenue. Net revenues reflect total revenues less interest expense.
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
Revenue trends in our advisory business generally are correlated to the volume of M&A activity, restructuring activity, which tends to be counter-cyclical to M&A, and capital advisory activity. Demand for these capabilities can vary in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A, restructuring or capital advisory activity. Revenue trends in our equities business are correlated to market volumes, which generally decrease in periods of low market volatility or unfavorable market or economic conditions. For further information, see COVID-19 in "Results of Operations."
Investment Management. Our Investment Management business includes operations related to the Wealth Management and Institutional Asset Management businesses and interests in private equity funds which we do not manage. Revenue sources primarily include management fees, fiduciary fees, performance fees and gains (or losses) on our investments. We completed the sale of the ECB Trust business on July 2, 2020 and the remaining ECB business on December 16, 2020. Following these transactions, there are no remaining consolidated businesses in the Institutional Asset Management business. See Note 5 to our consolidated financial statements for further information.
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

Other Revenue and Interest Expense. Other Revenue and Interest Expense is derived from investing customer funds in financing transactions. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. These transactions were part of our ECB business in Mexico, which was sold on December 16, 2020. See Note 5 to our consolidated financial statements for further information.
Other Revenue also includes the following:
•Interest income and income (losses) earned on investment securities, including our investment funds and futures contracts which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on our debt security investment in G5 Holdings S.A. ("G5")
•Adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
•Gains (losses) resulting from foreign currency fluctuations
•Principal trading and realized and unrealized gains and losses on interests in private equity funds which we do not manage
•A net loss on the sales of our businesses at ECB, as well as a loss related to the release of cumulative foreign exchange losses resulting from the sale and wind-down of our businesses in Mexico in 2020
Interest Expense also includes interest expense associated with our Notes Payable, subordinated borrowings and lines of credit.
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
Increasing the number of high-caliber, experienced senior level employees is critical to our growth efforts. See Item 1. "Business" for further information. In our advisory businesses, these hires generally do not begin to generate significant revenue in the year they are hired.
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
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1,

2013 (the "2013 Long-term Incentive Plan") and January 1, 2017 (the "2017 Long-term Incentive Plan"). The 2013 Long-term Incentive Plan was paid in cash in installments in 2017, 2018 and 2019 (for the performance period beginning on January 1, 2013). The 2017 Long-term Incentive Plan is due to be paid, in cash or Class A Shares, at our discretion, in three equal installments in the first quarter of 2021, 2022 and 2023 (for the performance period beginning on January 1, 2017), subject to employment at the time of payment. These awards are subject to retirement eligibility requirements after the performance criteria has been achieved. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020.
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
Other Expenses
Other Expenses include the following:
•Amortization of LP Units and Certain Other Awards – Includes amortization costs associated with the vesting of Class J limited partnership units of Evercore LP ("Class J LP Units") issued in conjunction with the acquisition of ISI and certain other related awards.
•Special Charges, Including Business Realignment Costs – Includes the following expenses for the years ended December 31, 2020, 2019 and 2018:
◦2020 – Includes expenses related to separation and transition benefits and related costs as a result of our review of operations and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, as well as charges related to the impairment of assets resulting from the wind-down of our businesses in Mexico
◦2019 – Includes expenses related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, the impairment of goodwill in our Institutional Asset Management reporting unit and separation and transition benefits and related costs as a result of the review of our operations
◦2018 – Includes expenses related to separation benefits and costs for the termination of certain contracts associated with closing our agency trading platform in the U.K. and separation benefits and related charges associated with our businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York
•Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, including costs in 2020 associated with the sale of our ECB businesses.
•Fair Value of Contingent Consideration – Includes expense, or the reversal of expense, associated with changes in the fair value of contingent consideration issued to the sellers of certain of our acquisitions.
•Intangible Asset and Other Amortization – Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.

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

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2020 and 2019. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, as well as the impact of the COVID-19 pandemic, see the discussion in "Business Segments" and COVID-19 below.

	For the Years Ended December 31,			Change
	2020	2019	2018	2020 v. 2019	2019 v. 2018

	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$1,755,273	$1,653,585	$1,743,473	6%	(5%)
Underwriting Fees	276,191	89,681	71,691	208%	25%
Commissions and Related Fees	205,767	189,506	200,015	9%	(5%)
Asset Management and Administration Fees	54,397	50,611	48,246	7%	5%
Other Revenue, Including Interest and Investments	(6,309)	45,454	19,051	NM	139%
Total Revenues	2,285,319	2,028,837	2,082,476	13%	(3%)
Interest Expense	21,414	20,139	17,771	6%	13%
Net Revenues	2,263,905	2,008,698	2,064,705	13%	(3%)
Expenses
Operating Expenses	1,688,015	1,534,122	1,492,241	10%	3%
Other Expenses	49,457	36,865	30,387	34%	21%
Total Expenses	1,737,472	1,570,987	1,522,628	11%	3%
Income Before Income from Equity Method Investments and Income Taxes	526,433	437,711	542,077	20%	(19%)
Income from Equity Method Investments	14,398	10,996	9,294	31%	18%
Income Before Income Taxes	540,831	448,707	551,371	21%	(19%)
Provision for Income Taxes	128,151	95,046	108,520	35%	(12%)
Net Income	412,680	353,661	442,851	17%	(20%)
Net Income Attributable to Noncontrolling Interest	62,106	56,225	65,611	10%	(14%)
Net Income Attributable to Evercore Inc.	$350,574	$297,436	$377,240	18%	(21%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$8.22	$6.89	$8.33	19%	(17%)
2020 versus 2019
Net Income Attributable to Evercore Inc. was $350.6 million in 2020, an increase of $53.1 million, or 18%, compared to $297.4 million in 2019. The changes in our operating results during these years are described below.
Net Revenues were $2.26 billion in 2020, an increase of $255.2 million, or 13%, versus Net Revenues of $2.01 billion in 2019. Advisory Fees increased $101.7 million, or 6%, Underwriting Fees increased $186.5 million, or 208%, and Commissions and Related Fees increased $16.3 million, or 9%, compared to 2019. Asset Management and Administration Fees increased $3.8 million, or 7%, compared to 2019. Other Revenue, Including Interest and Investments, decreased compared to 2019, primarily due to a loss of $30.8 million resulting from the sale and wind-down of our businesses in Mexico, including $3.4 million related to the sale of the ECB businesses, as well as $27.4 million related to the release of cumulative foreign exchange losses. See Note 5 to our consolidated financial statements for further information. Other Revenue, Including Interest and Investments, also decreased due to lower interest income and losses on our legacy private equity investments during 2020. Interest Expense increased 6% compared to 2019, which was primarily attributable to interest expense on the 2019 Private

Placement Notes which were issued in August 2019. See Note 14 to our consolidated financial statements for further information.
Total Operating Expenses were $1.69 billion in 2020, compared to $1.53 billion in 2019, an increase of $153.9 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.37 billion in 2020, an increase of $188.5 million, or 16%, versus expense of $1.18 billion in 2019. The increase in the amount of compensation recognized in 2020 principally reflects higher levels of compensation expense in 2020 related to higher revenues and higher amortization of prior period deferred compensation awards, partially offset by lower compensation expense related to senior new hires. See Note 19 to our consolidated financial statements for further information. Non-Compensation expenses, as a component of Operating Expenses, were $316.7 million in 2020, a decrease of $34.6 million, or 10%, versus $351.3 million in 2019. Non-Compensation operating expenses decreased compared to 2019, primarily driven by decreased travel and related expenses, related to prolonged travel restrictions resulting from the COVID-19 pandemic. See COVID-19 below for further information. Non-Compensation expenses per employee were approximately $171.7 thousand in 2020, versus $193.8 thousand for 2019.
Total Other Expenses of $49.5 million in 2020 included (a) Special Charges, Including Business Realignment Costs, of $46.6 million related to separation and transition benefits and related costs (see below for further information) and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, as well as charges related to the impairment of assets resulting from the wind-down of our businesses in Mexico, (b) intangible asset and other amortization of $1.2 million, (c) compensation costs of $1.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI and (d) Acquisition and Transition Costs of $0.6 million. Total Other Expenses of $36.9 million in 2019 included (a) compensation costs of $18.2 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, (b) Special Charges, Including Business Realignment Costs, of $10.1 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, the impairment of goodwill in the Institutional Asset Management reporting unit and separation and transition benefits for certain employees terminated as a result of the review of our operations (see below for further information), (c) intangible asset and other amortization of $7.5 million and (d) Acquisition and Transition Costs of $1.0 million.
In 2020, we completed a review of operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position ourself for future growth. This review, which began in the fourth quarter of 2019, generated reductions of approximately 8% of our headcount. In conjunction with the employment reductions, we incurred aggregate separation and transition benefits (including costs related to the acceleration of deferred compensation) and related costs of $41.7 million in 2020 and $2.9 million in 2019, which has been recorded in Special Charges, Including Business Realignment Costs
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 60.6% in 2020, compared to 59.8% in 2019. The compensation ratio for 2020 and 2019 is 62.4% and 59.9%, respectively, when the $41.3 million and $2.9 million, respectively, of separation and transition benefits expense, which is presented within Special Charges, Including Business Realignment Costs, is also included. The increase in the compensation ratio principally reflects higher levels of compensation expense in 2020 related to higher revenues and higher amortization of prior period deferred compensation awards, partially offset by lower compensation expense related to senior new hires. See Note 19 to our consolidated financial statements for further information. The compensation ratio in any given period is subject to fluctuation based, in part, on the amount of revenue earned in that period.
Income from Equity Method Investments was $14.4 million in 2020, compared to $11.0 million in 2019. The increase was a result of an increase in earnings from ABS, Atalanta Sosnoff and Luminis in 2020.
The provision for income taxes in 2020 was $128.2 million, which reflected an effective tax rate of 23.7%. The provision for income taxes in 2019 was $95.0 million, which reflected an effective tax rate of 21.2%. The provision for income taxes for 2020 reflects an additional tax expense of $0.02 million and for 2019 an additional tax benefit of $12.2 million due to the net impact associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price, the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments. The increase in the tax rate also reflects the increase in compensation subject to the IRC section 162(m) disallowance.

Net Income Attributable to Noncontrolling Interest was $62.1 million in 2020 compared to $56.2 million in 2019. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income in 2020, partially offset by the full year impact of our purchases of the remaining 10% of the Private Capital Advisory L.P. business and the purchase of 17% of the EWM business in May 2019.
COVID-19
The COVID-19 pandemic continues to disrupt our business operations, and the substantial majority of our teams continue to work remotely. The impact of the COVID-19 pandemic on our revenues and cash flows for 2020 was mitigated by our broad and diverse capabilities, including underwriting, restructuring, capital markets advisory and equities, together with strong M&A activity during the fourth quarter of 2020. However, there remains uncertainty as to how the course of the pandemic, including the timing and acceptance of vaccinations, and government response may impact the markets and our clients' needs in the future. For a further discussion of risks related to our business, refer to "Risk Factors" elsewhere in this Form 10-K.
For a discussion of 2019 versus 2018, refer to "Results of Operations" in our Form 10-K for the year ended December 31, 2019.
Impairment of Assets
Goodwill
2020 – At November 30, 2020, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), we performed our annual Goodwill impairment assessment and concluded that the fair value of our reporting units substantially exceeded their carrying values.
2019 – At November 30, 2019, we determined that the fair value of our reporting units substantially exceeded their carrying values, with the exception of our Institutional Asset Management reporting unit, which was less than its carrying value. In determining the fair value of this reporting unit, we utilized a discounted cash flow methodology based on the adjusted cash flows from operations. As a result of this analysis, we recorded a goodwill impairment charge of $0.8 million in the Investment Management segment, which is included within Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2019. This charge resulted in a decrease of $0.5 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2019.
Additionally, in December 2019, we performed an impairment assessment of the goodwill remaining in the Institutional Asset Management reporting unit following the classification of the ECB Trust business as Held for Sale, in accordance with ASC 350. In determining the fair value of this reporting unit, we utilized a discounted cash flow methodology based on the adjusted cash flows from operations. As a result of this analysis, we determined that the fair value of the remaining business in the Institutional Asset Management reporting unit was less than its carrying value. Accordingly, we recorded a goodwill impairment charge of $2.1 million in the Investment Management segment, which is included within Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2019. This charge resulted in a decrease of $1.4 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2019.
Other Assets
We recorded impairment charges of $1.7 million in Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2020, related to the impairment of assets resulting from the wind-down of our businesses in Mexico. This was comprised of a charge of $1.2 million related to the impairment of operating lease right-of-use assets and a charge of $0.5 million related to the impairment of leasehold improvements. See Note 5 to our consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Years Ended December 31,			Change
	2020	2019	2018	2020 v. 2019	2019 v. 2018

	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees(1)	$1,755,273	$1,653,585	$1,743,473	6%	(5%)
Underwriting Fees(2)	276,191	89,681	71,691	208%	25%
Commissions and Related Fees	205,767	189,506	200,015	9%	(5%)
Other Revenue, net(3)(4)	(19,845)	19,023	(3,156)	NM	NM
Net Revenues	2,217,386	1,951,795	2,012,023	14%	(3%)
Expenses
Operating Expenses	1,637,542	1,485,477	1,448,301	10%	3%
Other Expenses	49,112	33,618	30,366	46%	11%
Total Expenses	1,686,654	1,519,095	1,478,667	11%	3%
Operating Income	530,732	432,700	533,356	23%	(19%)
Income from Equity Method Investments(5)	1,546	916	518	69%	77%
Pre-Tax Income	$532,278	$433,616	$533,874	23%	(19%)
(1) Includes client related expenses of $14.9 million, $32.2 million and $31.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Includes client related expenses of $14.4 million, $7.2 million and $4.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3) Includes interest expense on Notes Payable, subordinated borrowings and lines of credit of $18.2 million, $12.9 million and $9.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(4) Includes a loss of $21.1 million resulting from the sale and wind-down of our businesses in Mexico, related to the release of cumulative foreign exchange losses, for the year ended December 31, 2020.
(5) Equity in Luminis is classified as Income from Equity Method Investments.

For 2020, the dollar value of North American announced and completed M&A activity decreased 23% and 13%, respectively, compared to 2019, and the dollar value of Global announced and completed M&A activity decreased 4% and 6%, respectively, compared to 2019. For 2020, the dollar value of North American and Global announced M&A activity between $1 - $5 billion increased 16% and decreased 2%, respectively, compared to 2019.

	For the Years Ended December 31,			Change
	2020	2019	2018	2020 v. 2019	2019 v. 2018
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$1,467	$1,897	$1,742	(23%)	9%
Value of North American M&A Deals Announced between $1 - $5 billion	$448	$386	$494	16%	(22%)
Value of North American M&A Deals Completed	$1,431	$1,637	$1,817	(13%)	(10%)
Value of Global M&A Deals Announced	$3,605	$3,755	$3,865	(4%)	(3%)
Value of Global M&A Deals Announced between $1 - $5 billion	$907	$927	$1,101	(2%)	(16%)
Value of Global M&A Deals Completed	$2,974	$3,152	$3,696	(6%)	(15%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	687	661	663	4%	—%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	386	328	345	18%	(5%)
 * Source: Refinitiv January 5, 2021
** Includes revenue generating clients only from Advisory and Underwriting transactions
Investment Banking Results of Operations
2020 versus 2019
Net Investment Banking Revenues were $2.22 billion in 2020, compared to $1.95 billion in 2019, an increase of $265.6 million, or 14%. We earned 687 fees from Advisory clients in 2020, compared to 661 in 2019, representing a 4% increase. We earned 386 fees in excess of $1.0 million in 2020, compared to 328 in 2019, representing an 18% increase. The increase in revenues from 2019 was partially attributed to an increase of $101.7 million, or 6%, in Advisory Fees, reflecting an increase in the number of Advisory fees earned and an increase in revenue earned from large transactions during 2020. Underwriting Fees increased $186.5 million, or 208%, compared to 2019, reflecting an increase in the number of transactions we participated in, as well as the relative size of our participation in those transactions. We participated in 118 underwriting transactions in 2020 (compared to 71 in 2019), 85 of which were as a bookrunner (compared to 53 in 2019). Commissions and Related Fees increased $16.3 million, or 9%, compared to 2019, as a result of elevated volatility during 2020. Other Revenue, net, in 2020, decreased versus 2019, primarily reflecting a loss of $21.1 million resulting from the sale and wind-down of our businesses in Mexico, related to the release of cumulative foreign exchange losses, as well as lower interest income and increased interest expense on the 2019 Private Placement Notes, which were issued in August 2019.
Operating Expenses were $1.64 billion in 2020, compared to $1.49 billion in 2019, an increase of $152.1 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.33 billion in 2020, compared to $1.15 billion in 2019, an increase of $186.1 million, or 16%. The increase in the amount of compensation recognized in 2020 principally reflects higher levels of compensation expense in 2020 related to higher revenues and higher amortization of prior period deferred compensation awards, partially offset by lower compensation expense related to senior new hires. See Note 19 to our consolidated financial statements for further information. Non-Compensation expenses, as a component of Operating Expenses, were $302.8 million in 2020, compared to $336.9 million in 2019, a decrease of $34.1 million, or 10%. Non-Compensation operating expenses decreased from the prior year primarily driven by decreased travel and related expenses, related to prolonged travel restrictions resulting from the COVID-19 pandemic. See COVID-19 above for further information.
Other Expenses of $49.1 million in 2020 included (a) Special Charges, Including Business Realignment Costs, of $46.6 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, as well as charges related to the impairment of assets resulting from the wind-down of our businesses in Mexico, (b) intangible asset and other amortization of $1.2 million, (c) compensation costs of $1.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, and (d) Acquisition and Transition Costs of $0.3 million. Other Expenses of $33.6 million in 2019 included (a) compensation costs of $18.2 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, (b) intangible asset and other amortization of $7.5 million, (c) Special Charges, Including Business Realignment Costs, of $7.2 million related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York and separation and transition benefits for certain employees terminated as a result of the review of our operations and (d) Acquisition and Transition Costs of $0.7 million.
For a discussion of 2019 versus 2018, refer to "Results of Operations" in our Form 10-K for the year ended December 31, 2019.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2020	2019	2018	2020 v. 2019	2019 v. 2018

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$53,069	$48,083	$44,875	10%	7%
Institutional Asset Management(1)	1,328	2,528	3,371	(47%)	(25%)
Asset Management and Administration Fees	54,397	50,611	48,246	7%	5%
Other Revenue, net(2)	(7,878)	6,292	4,436	NM	42%
Net Revenues	46,519	56,903	52,682	(18%)	8%
Expenses
Operating Expenses	50,473	48,645	43,940	4%	11%
Other Expenses(3)	345	3,247	21	(89%)	NM
Total Expenses	50,818	51,892	43,961	(2%)	18%
Operating Income (Loss)	(4,299)	5,011	8,721	NM	(43%)
Income from Equity Method Investments(4)	12,852	10,080	8,776	28%	15%
Pre-Tax Income	$8,553	$15,091	$17,497	(43%)	(14%)
(1)Includes the ECB business, which was sold in 2020.
(2)Includes a loss of $9.7 million resulting from the sale and wind-down of our businesses in Mexico, including $3.4 million related to the sale of our ECB businesses and $6.3 million related to the release of cumulative foreign exchange losses for the year ended December 31, 2020.
(3)Includes an impairment charge related to the impairment of goodwill in the Institutional Asset Management reporting unit of $2.9 million for the year ended December 31, 2019.
(4)Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following activities:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI. In the event the private equity funds perform below certain thresholds we may be obligated to repay certain carried interest previously distributed. As of December 31, 2020, $0.4 million of previously distributed carried interest received from the funds was subject to repayment.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

Our Investment Management results include the ECB businesses, which were previously included in Institutional Asset Management above. These businesses were sold in 2020. See Note 5 to our consolidated financial statements for further information.
Assets Under Management
AUM for our consolidated Investment Management businesses of $10.2 billion at December 31, 2020 decreased compared to $10.7 billion at December 31, 2019, reflecting the deconsolidation of $1.5 billion of assets resulting from the sale of our ECB business, partially offset by market appreciation in our Wealth Management business. The amounts of AUM presented in the table below primarily reflect the assets which we manage. These assets reflect the fair value of assets managed on behalf of Institutional Asset Management (deconsolidated on December 16, 2020) and Wealth Management clients. As defined in ASC 820 "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 72% and 69% of Level 1 investments, 24% and 27% of Level 2 investments and 4% of Level 3 investments as of December 31, 2020 and 2019, respectively. Institutional Asset Management maintained 85% of Level 1 investments and 15% of Level 2 investments as of December 31, 2019.
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

The following table summarizes AUM activity for the years ended December 31, 2020 and 2019:

	Wealth Management(1)	Institutional Asset Management	Total

	(dollars in millions)
Balance at December 31, 2018	$7,560	$1,575	$9,135
Inflows	1,056	1,057	2,113
Outflows	(826)	(1,158)	(1,984)
Market Appreciation	1,268	160	1,428
Balance at December 31, 2019	$9,058	$1,634	$10,692
Inflows	969	645	1,614
Outflows	(869)	(616)	(1,485)
Market Appreciation (Depreciation)	1,005	(125)	880
Deconsolidation of ECB (December 16, 2020)	—	(1,538)	(1,538)
Balance at December 31, 2020	$10,163	$—	$10,163

Unconsolidated Affiliates - Balance at December 31, 2020:
Atalanta Sosnoff	$—	$7,718	$7,718
ABS	$—	$6,574	$6,574
(1)Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $76.4 million and $319.8 million as of December 31, 2020 and 2019, respectively.
The following table represents the composition of AUM for Wealth Management as of December 31, 2020:

Wealth Management
Equities	62%
Fixed Income	24%
Liquidity(1)	9%
Alternatives	5%
Total	100%
(1)Includes cash, cash equivalents and U.S. Treasury securities.
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
In 2020, AUM for Wealth Management increased 12%, reflecting an 11% increase due to market appreciation and a 1% increase due to flows. Wealth Management outperformed the S&P 500 on a 1 and 3-year basis by approximately 6% and 4%, respectively, during the period. Wealth Management lagged the fixed income composite on a 1 and 3 year basis by approximately 80 basis points and 50 basis points, respectively. For the period, the S&P 500 and fixed income composite were up approximately 18% and 5%, respectively.
In 2019, AUM for Wealth Management increased 20%, reflecting a 17% increase due to market appreciation and a 3% increase due to flows. Wealth Management outperformed the S&P 500 on a 1 and 3 year basis by approximately 7% and 3%, respectively, during the period. Wealth Management lagged the fixed income composite on a 1 and 3 year basis by approximately 40 basis points and 30 basis points, respectively. For the period, the S&P 500 and fixed income composite were up approximately 31% and 6%, respectively.

Our Institutional Asset Management business reflected assets managed by ECB prior to its deconsolidation on December 16, 2020. ECB primarily manages Mexican Government and corporate fixed income securities, as well as equity products. ECB utilizes the IPC Index, which is a capitalization weighted index of leading equities traded on the Mexican Stock Exchange and the Cetes 28 Index, which is an index of Treasury Bills issued by the Mexican Government, as benchmarks in reviewing their performance and managing their investment decisions. ECB's AUM market depreciation for the year reflects market volatility, as well as the impact of the fluctuation of foreign currency. ECB outperformed the equities index and outperformed the fixed income index on two of their three portfolios in 2020.
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
AUM from our unconsolidated affiliates increased 12% compared to December 31, 2019, primarily related to positive performance in Atalanta Sosnoff and ABS.
2020 versus 2019
Asset Management and Administration Fees earned from the management of client portfolios increased 7% from 2019, primarily driven by an increase of $5.0 million in fees from Wealth Management clients, as associated AUM increased 12%. Fee-based revenues included $0.08 million and $0.2 million of revenues from performance fees in 2020 and 2019, respectively. Other Revenue, net, decreased from 2019, primarily driven by a loss of $9.7 million resulting from the sale and wind-down of our businesses in Mexico, including $3.4 million related to the sale of our ECB businesses, as well as $6.3 million related to the release of cumulative foreign exchange losses, and losses on our legacy private equity investments. See Note 5 to our consolidated financial statements for further information. These items contributed to an overall decrease in Net Investment Management Revenues of 18% ($46.5 million in 2020, compared to $56.9 million in 2019). Income from Equity Method Investments increased from 2019, as a result of an increase in earnings from our investments in ABS and Atalanta Sosnoff.
Operating Expenses were $50.5 million in 2020, compared to $48.6 million in 2019, an increase of $1.8 million, or 4%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $36.6 million in 2020, compared to $34.1 million in 2019, an increase of $2.5 million, or 7%. Non-Compensation expenses, as a component of Operating Expenses, were $13.9 million in 2020, compared to $14.5 million in 2019, a decrease of $0.6 million, or 4%.
Other Expenses of $0.3 million in 2020 included Acquisition and Transition Costs of $0.3 million and Special Charges, Including Business Realignment Costs, of $0.05 million, related to separation and transition benefits and related costs. Other Expenses of $3.2 million in 2019 included Special Charges, Including Business Realignment Costs, of $2.9 million related to the impairment of goodwill in the Institutional Asset Management reporting unit and Acquisition and Transition Costs of $0.3 million.
For a discussion of 2019 versus 2018, refer to "Results of Operations" in our Form 10-K for the year ended December 31, 2019.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees (for further information see COVID-19 above), and the payment of operating expenses, including incentive compensation to our employees and interest expense on our repurchase agreements (prior to the sale of our ECB business), Notes Payable, subordinated borrowings and lines of credit, and the payment of income taxes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to private funds capital raising being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management and Institutional Asset Management businesses are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year's results and prior year's deferred compensation. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are generally funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to invest our cash in highly liquid securities or bank certificates of deposit, deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Years Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$412,680	$353,661	$442,851
Non-cash charges	481,698	414,852	334,335
Other operating activities	83,993	(263,816)	72,388
Operating activities	978,371	504,697	849,574
Investing activities	(483,871)	(373,471)	(212,566)
Financing activities	(307,793)	(290,009)	(452,927)
Effect of exchange rate changes	7,631	2,573	(1,370)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	194,338	(156,210)	182,711
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	643,886	800,096	617,385
End of Period	$838,224	$643,886	$800,096
2020. Cash, Cash Equivalents and Restricted Cash were $838.2 million at December 31, 2020, an increase of $194.3 million versus Cash, Cash Equivalents and Restricted Cash of $643.9 million at December 31, 2019. Operating activities resulted in a net inflow of $978.4 million, primarily related to earnings. Cash of $483.9 million was used by investing activities primarily related to net purchases of investment securities and purchases of equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York, partially offset by the maturity of certificates of deposit. Financing activities during the period used cash of $307.8 million, primarily for purchases of treasury stock and the payment of dividends and distributions to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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
For a discussion of 2018, refer to "Cash Flows" in our Form 10-K for the year ended December 31, 2019.
Liquidity and Capital Resources
General
Our current assets principally include Cash and Cash Equivalents, Investment Securities and Certificates of Deposit, Accounts Receivable and contract assets, included in Other Current Assets, relating to Investment Banking and Investment Management revenues. Our current liabilities principally include accrued expenses, accrued liabilities related to improvements in our leased facilities, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements and related investments are also made in the first quarter. From time to time, advances and/or commitments may also be granted to new employees at or near the date they begin employment, or to existing employees for the purpose of incentive or retention. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and certain other entities in accordance with our corporate estimated payment calendar; these payments are made prior to the end of each calendar quarter. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our repurchase agreements (prior to the sale of our ECB business), Notes Payable, lines of credit and other financing arrangements and income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. Certain of these tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions, the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Likewise, our liquidity may be adversely impacted by our contractual obligations, including lease obligations. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred. For further information, see COVID-19 in "Results of Operations."
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
On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2020, we repurchased 854,134 Class A Shares, at an average cost per share of $75.93, for $64.9 million pursuant to our repurchase program.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2020, we repurchased 1,068,259 Class A Shares, at an average cost per share of $76.51, for $81.7 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,922,393 Class A Shares repurchased during 2020 were acquired for aggregate purchase consideration of $146.6 million, at an average cost per share of $76.25.
On March 29, 2018, we purchased, at fair value, an additional 15% of the Private Capital Advisory L.P. Common Interests for $25.5 million and on May 31, 2019, we purchased, at fair value, the remaining 10% of the Private Capital Advisory L.P. Common Interests for $28.4 million. On May 31, 2019, we purchased, at fair value, an additional 17% of the EWM Class A Units for $24.5 million (in cash of $21.8 million and the issuance of 31,383 Class A LP Units having a fair value of $2.7 million).
Private Placements
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A senior notes due 2021 (the "Series A Notes"), $67.0 million aggregate principal amount of our 5.23% Series B senior notes due 2023 (the "Series B Notes"), $48.0 million aggregate principal amount of our 5.48% Series C senior notes due 2026 (the "Series C Notes") and $17.0 million aggregate principal amount of our 5.58% Series D senior notes due 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to the 2016 Note Purchase Agreement dated as of March 30, 2016 (the "2016 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2020, we were in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2020, we were in compliance with all of these covenants.
Lines of Credit
On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of December 31, 2020. Drawings under this facility bear interest at the prime rate. On March 11, 2019, East drew down $30.0 million on this facility, which was repaid on May 3, 2019. East amended this facility on October 30, 2020 such that, among other things, the interest rate provisions were modified to LIBOR plus 150 basis points and the maturity date was extended to October 31, 2022 (as amended, the "Existing PNC Facility").
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20.0 million, to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of December 31, 2020. On October 30, 2020, East amended this facility such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $30.0 million. Drawings under this facility will bear interest at LIBOR plus 180 basis points and the maturity date was extended to October 31, 2022. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of December 31, 2020.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
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
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York, and subsequently entered into an amendment to this lease agreement for additional office space, as well as extending our original commitment, on December 6, 2019. We expect to spend approximately $9.0 million, net of a tenant improvement allowance, to improve the premises under this lease over the next twelve months. Our work at these premises, which was temporarily suspended at the end of the first quarter as a result of the COVID-19 pandemic, resumed in June. For further information see Note 10 to our consolidated financial statements and COVID-19 in "Results of Operations."
Collateralized Financing Activity at ECB
Our ECB business was sold in December 2020. See Note 5 to our consolidated financial statements for further information. Prior to its sale, our ECB business entered into repurchase agreements with clients seeking overnight money market returns whereby ECB transferred to the clients Mexican government securities in exchange for cash and concurrently agreed to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deployed the cash received from, and acquired the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market or by entering into reverse repurchase agreements with unrelated third parties. We accounted for these repurchase and reverse repurchase agreements as collateralized financing transactions. We recorded a liability on our Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. We recorded as assets on our Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where we had acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where we had acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities included in Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition were pledged as collateral against repurchase agreements, which were collateralized financing agreements. Generally, collateral was posted equal to the contract value at inception and was subject to market changes. These repurchase agreements were primarily with institutional customer accounts managed by ECB, generally matured within one business day and permitted the counterparty to pledge the securities. Increases and decreases in asset and liability levels related to these transactions were a function of growth in ECB's AUM, as well as clients' investment allocations requiring positioning in repurchase transactions.
There were no remaining assets or liabilities related to collateralized financing activities as of December 31, 2020. See Note 5 to our consolidated financial statements for further information. As of December 31, 2019, a summary of ECB's assets, liabilities and risk measures related to its collateralized financing activities was as follows:

	December 31, 2019
	Amount	Market Value of Collateral Received or (Pledged)

	(dollars in thousands)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$12,431
Securities Purchased Under Agreements to Resell	13,566	$13,572
Total Assets	$25,997
Liabilities
Securities Sold Under Agreements to Repurchase	$(26,000)	$(25,992)
Net Liabilities	$(3)
Risk Measures
VaR	$1
Stress Test:
Portfolio sensitivity to a 100 basis point increase in the interest rate	$(1)
Portfolio sensitivity to a 100 basis point decrease in the interest rate	$1

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(dollars in thousands)
Operating Lease Obligations	$646,711	$53,532	$90,038	$78,072	$425,069
Tax Receivable Agreements	86,751	9,891	20,586	19,572	36,702
Notes Payable	505,236	54,883	97,160	24,904	328,289
Investment Banking Commitments(1)	274	274	—	—	—
Investment Management Commitments	11,975	11,975	—	—	—
Total	$1,250,947	$130,555	$207,784	$122,548	$790,060
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
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $12.0 million and $13.8 million as of December 31, 2020 and 2019, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.
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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds and mutual funds, principally as an economic hedge against our deferred compensation program. As of December 31, 2020, the fair value of our investments with these products, based on closing prices, was $107.9 million.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $10.8 million, $21.6 million and $32.4 million, respectively, for the year ended December 31, 2020.
In February 2020, we entered into four-month futures contracts on a stock index fund with a notional amount of $38.9 million, and in April 2019, we entered into three-month futures contracts on a stock index fund with a notional amount of $14.8 million, as an economic hedge against our deferred cash compensation program. These contracts settled in June 2020 and June 2019, respectively. In accordance with ASC 815 "Derivatives and Hedging" ("ASC 815"), these contracts were carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated

Statements of Operations. We had realized gains (losses) of ($4.0) million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.5 million for the year ended December 31, 2020.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe, Asia and Mexico (currently in wind-down), as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our European, Asian and Latin American revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Mexican pesos, Brazilian real, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2020, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Consolidated Statement of Comprehensive Income was ($0.7) million. Foreign Currency Gain (Loss), net, within the Consolidated Statement of Comprehensive Income for the year ended December 31, 2020 also included the reclassification of $27.4 million of cumulative foreign currency translation losses to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2020. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of approximately $6.9 million, $10.5 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020 and 2019, total receivables recorded in Accounts Receivable amounted to $368.3 million and $296.4 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $71.0 million and $63.6 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2020, total contract assets recorded in Other Current Assets and Other Assets amounted to $29.3 million and

$5.3 million, respectively. As of December 31, 2019, total contract assets recorded in Other Current Assets and Other Assets amounted to $31.5 million and $2.5 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2020, we had Investment Securities of $1.1 billion, of which 90% were treasury bills.
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
Revenue Recognition
We adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), effective January 1, 2018 using the modified retrospective method of transition applied to contracts which were not completed as of January 1, 2018. ASU 2014-09 creates ASC 606, which provides a five step model to revenue recognition as follows:
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
Fees generated for serving as an independent fiduciary and/or trustee are either based on a flat fee, are pre-negotiated with the client or are based on the value of assets under administration. The management of assets under administration represents a distinct performance obligation that is satisfied over time. For ongoing engagements, fees are billed monthly or quarterly either in advance or in arrears. Fees paid in advance of services rendered and satisfaction of the performance obligation are initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Asset Management and Administration Fees on the Consolidated Statements of Operations ratably over the period in which the related services are rendered and the performance obligation is satisfied.
Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to our clients. We record Accounts Receivable, net of any allowance for doubtful accounts, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. We maintain an allowance for doubtful accounts to provide coverage for estimated losses from our client receivables. We adopted ASU No. 2016-13 "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, using a modified retrospective method of transition. We recorded a cumulative-effect adjustment to decrease retained earnings by $1.3 million as of January 1, 2020. Following the adoption of ASU 2016-13, we determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. We have determined that long-term forecasted information is not relevant to our fee receivables, which are primarily short-term. We update our average credit loss rates periodically and maintain a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. In addition, we periodically perform a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss rates. Expected credit losses for newly recognized financial assets and changes to expected credit losses during the period are recognized in earnings.
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
Valuation
The valuation of our investments in securities and of our investments in private equity funds which we do not manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Per ASC 820, we disclose information about financial instruments carried at fair value, including their classification in the fair value hierarchy. Level 1 investments include treasury bills, financial instruments owned and pledged as collateral, readily-marketable equity securities and investment funds. Level 2 investments include our investments in corporate and municipal bonds and other debt securities. See Note 12 to our consolidated financial statements for further information.
ASC 825, "Financial Instruments" permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We have not elected to apply the fair value option to any specific financial assets or liabilities.

Investment Securities and Futures Contracts
Investment Securities include investments in U.S. treasury securities, corporate, municipal and other debt securities and investments in readily-marketable equity securities, which are accounted for under ASC 320-10, "Investments - Debt Securities" and ASC 321-10, "Investments - Equity Securities" following the adoption of ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01") in January 2018. These securities are carried at fair value on the Consolidated Statements of Financial Condition; debt securities are valued based on quoted prices that exist in the marketplace for similar issues and equity securities are valued using quoted market prices on applicable exchanges or markets. Investment Securities transactions are recorded as of the trade date. We also periodically enter into futures contracts. In accordance with ASC 815, futures contracts are carried at fair value.
We invest in readily marketable debt and equity securities, as well as in a portfolio of exchange-traded funds and mutual funds, and periodically enter into futures contracts, as an economic hedge against our deferred cash compensation program. Debt securities are classified as available-for-sale and any unrealized gains and losses are recorded as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, and realized gains and losses on these securities are included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. Realized and unrealized gains and losses on equity securities are recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations beginning on January 1, 2018, following the application of ASU 2016-01. Realized and unrealized gains and losses on futures contracts are recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. EGL and our other broker-dealers also invest in fixed income portfolios consisting primarily of U.S. treasury securities, municipal bonds and other debt securities, which are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities.
Financial Instruments Owned and Pledged as Collateral at Fair Value
Our Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. We pledge our Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements which permits the counterparty to pledge the securities. Our ECB business was sold in December 2020; following the sale, there are no remaining Financial Instruments Owned and Pledged as Collateral at Fair Value. See Notes 5 and 9 to our consolidated financial statements for further information.
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
Per ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), the tax deduction associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price is reflected in income tax expense. See Note 2 to our consolidated financial statements for further information.
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
The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company's historic and projected future taxable income for its U.S. and foreign operations. In 2020 and 2019, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized. We also concluded that the net deferred tax assets of certain foreign subsidiaries required a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. See Note 22 to our consolidated financial statements for further information.
The Company estimates that Evercore Inc. must generate approximately $1 billion of future taxable income to realize the gross deferred tax asset balance, including the valuation allowance, of approximately $334 million. The deferred tax balance is expected to reverse primarily over a period ranging from 5 to 15 taxable years. The Company evaluated Evercore Inc.'s historical U.S. taxable income, which has averaged approximately $254 million per year over the past 7 years, as well as the anticipated taxable income of approximately $484 million in 2020, and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company can carry forward net operating losses indefinitely, but limited to 80% of taxable income for that year under the enactment of the Tax Cuts and Jobs Act on December 22, 2017.
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
We concluded there was no impairment of goodwill, intangible assets or equity method investments during the year ended December 31, 2020. We recorded impairment charges of $1.7 million for the year ended December 31, 2020, related to the impairment of assets resulting from the wind-down of our businesses in Mexico. See Note 5 to our consolidated financial statements for further information.
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
Variable Interest Entities
Our policy is to consolidate all subsidiaries in which we have a controlling financial interest, as well as any variable interest entities ("VIEs") where we are deemed to be the primary beneficiary, when we have the power to make the decisions that most significantly affect the economic performance of the VIE and have the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. We review factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investment is a VIE. In evaluating whether we are the primary beneficiary, we evaluate our economic interests in the entity held either directly or indirectly by us. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date.
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
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Evercore Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Investment Banking Advisory Revenue - Success Fees - Refer to Notes 2 and 4 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes investment banking advisory revenue that includes success fees for investment banking advisory services as performance obligations are fulfilled and these advisory services are provided to the Company’s clients. However, the recognition of success fees, which are included in investment banking advisory revenue, is generally constrained until substantially all services have been provided, specified conditions have been met and it is probable that a significant reversal of the applicable revenue will not occur in a future period. In certain instances, success fees may meet the criteria for recognition during a given reporting period although the transaction closed subsequent to the reporting period end.

The Company applies careful analysis and judgment to the remaining factors necessary for completion of a transaction, including any factors outside of their control, to determine whether it is probable a significant reversal of the success fee revenue will not occur. A transaction can fail to be completed for many reasons, which are outside of the Company’s control, including but not limited to, failure of parties to agree upon final terms with the counterparty, securing necessary board or shareholder approvals, securing necessary financing or to achieve necessary regulatory approvals, or due to adverse market conditions.

Given the considerations to determine whether it is probable a significant reversal of success fee revenue will not occur at year end, performing audit procedures to evaluate such considerations involved a high degree of auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the timing of recording success fee revenue for investment banking advisory services at year end included the following, among others:
•We tested the effectiveness of controls over recognizing success fees for investment banking advisory services, including those over the timing of revenue recognition.
•We selected a sample of contracts with clients for which revenue was recognized prior to December 31, 2020 as well as the period subsequent to year end and performed the following:
–Evaluated whether the Company appropriately identified performance obligations and recognized revenue in the correct period by obtaining and evaluating evidence, including, but not limited to, inquiry with management, transaction close documents, press releases, confirmations, court approvals, executed agreements and communications, regarding the extent of uncertainty associated with variable consideration.
–Evaluated the accuracy of management’s calculation of investment banking advisory services fees by recalculating the revenue amounts and comparing our expectation to management’s calculation.
–Evaluated whether it was probable that a significant reversal of the applicable revenue would not occur.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 25, 2021
We have served as the Company’s auditor since 2003.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2020	2019
Assets
Current Assets
Cash and Cash Equivalents	$829,598	$633,808
Investment Securities and Certificates of Deposit (includes available-for-dale debt securities with an amortized cost of $402,824 and $114,204 at December 31, 2020 and 2019, respectively)	1,060,836	623,946
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	12,431
Securities Purchased Under Agreements to Resell	—	13,566
Accounts Receivable (net of allowances of $5,372 and $7,881 at December 31, 2020 and 2019, respectively)	368,346	296,355
Receivable from Employees and Related Parties	23,593	22,416
Other Current Assets	92,231	87,900
Total Current Assets	2,374,604	1,690,422
Investments	86,681	89,490
Deferred Tax Assets	257,862	268,591
Operating Lease Right-of-Use Assets	270,498	199,988
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $139,572 and $117,387 at December 31, 2020 and 2019, respectively)	148,832	126,799
Goodwill	129,126	130,758
Intangible Assets (net of accumulated amortization of $2,932 and $7,292 at December 31, 2020 and 2019, respectively)	698	2,303
Other Assets	102,587	90,262
Total Assets	$3,370,888	$2,598,613
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$778,043	$518,991
Accounts Payable and Accrued Expenses	37,961	39,726
Securities Sold Under Agreements to Repurchase	—	26,000
Payable to Employees and Related Parties	24,047	31,703
Operating Lease Liabilities	42,871	33,316
Taxes Payable	15,346	3,400
Current Portion of Notes Payable	37,974	—
Other Current Liabilities	127,691	15,517
Total Current Liabilities	1,063,933	668,653
Operating Lease Liabilities	300,275	217,251
Notes Payable	338,518	375,062
Amounts Due Pursuant to Tax Receivable Agreements	76,860	84,952
Other Long-term Liabilities	101,928	126,445
Total Liabilities	1,881,514	1,472,363
Commitments and Contingencies (Note 20)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 72,195,283 and 68,698,675 issued at December 31, 2020 and 2019, respectively, and 40,750,225 and 39,176,010 outstanding at December 31, 2020 and 2019, respectively)	722	687
Class B, par value $0.01 per share (1,000,000 shares authorized, 48 and 84 issued and outstanding at December 31, 2020 and 2019, respectively)	—	—
Additional Paid-In-Capital	2,266,136	2,016,524
Accumulated Other Comprehensive Income (Loss)	(9,758)	(27,596)
Retained Earnings	798,573	558,269
Treasury Stock at Cost (31,445,058 and 29,522,665 shares at December 31, 2020 and 2019, respectively)	(1,824,727)	(1,678,168)
Total Evercore Inc. Stockholders' Equity	1,230,946	869,716
Noncontrolling Interest	258,428	256,534
Total Equity	1,489,374	1,126,250
Total Liabilities and Equity	$3,370,888	$2,598,613
See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues
Investment Banking:
Advisory Fees	$1,755,273	$1,653,585	$1,743,473
Underwriting Fees	276,191	89,681	71,691
Commissions and Related Fees	205,767	189,506	200,015
Asset Management and Administration Fees	54,397	50,611	48,246
Other Revenue, Including Interest and Investments	(6,309)	45,454	19,051
Total Revenues	2,285,319	2,028,837	2,082,476
Interest Expense	21,414	20,139	17,771
Net Revenues	2,263,905	2,008,698	2,064,705
Expenses
Employee Compensation and Benefits	1,372,339	1,200,977	1,197,173
Occupancy and Equipment Rental	74,107	68,285	58,971
Professional Fees	80,883	81,851	82,393
Travel and Related Expenses	25,887	75,395	68,754
Communications and Information Services	54,274	47,315	41,319
Depreciation and Amortization	26,245	31,023	27,054
Execution, Clearing and Custody Fees	13,592	12,967	11,470
Special Charges, Including Business Realignment Costs	46,645	10,141	5,012
Acquisition and Transition Costs	562	1,013	21
Other Operating Expenses	42,938	42,020	30,461
Total Expenses	1,737,472	1,570,987	1,522,628
Income Before Income from Equity Method Investments and Income Taxes	526,433	437,711	542,077
Income from Equity Method Investments	14,398	10,996	9,294
Income Before Income Taxes	540,831	448,707	551,371
Provision for Income Taxes	128,151	95,046	108,520
Net Income	412,680	353,661	442,851
Net Income Attributable to Noncontrolling Interest	62,106	56,225	65,611
Net Income Attributable to Evercore Inc.	$350,574	$297,436	$377,240
Net Income Attributable to Evercore Inc. Common Shareholders	$350,574	$297,436	$377,240
Weighted Average Shares of Class A Common Stock Outstanding
Basic	40,553	39,994	40,595
Diluted	42,623	43,194	45,279
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$8.64	$7.44	$9.29
Diluted	$8.22	$6.89	$8.33

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net Income	$412,680	$353,661	$442,851
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(1,503)	(564)	(275)
Foreign Currency Translation Adjustment Gain (Loss), net	26,707	3,915	(1,180)
Other Comprehensive Income (Loss)	25,204	3,351	(1,455)
Comprehensive Income	437,884	357,012	441,396
Comprehensive Income Attributable to Noncontrolling Interest	69,472	56,738	65,408
Comprehensive Income Attributable to Evercore Inc.	$368,412	$300,274	$375,988

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2017	62,119,904	$621	$1,600,699	$(31,411)	$79,461	(23,017,750)	$(1,105,406)	$252,404	$796,368
Cumulative Effect of Accounting Change (1)	—	—	—	2,229	(2,229)	—	—	—	—
Net Income	—	—	—	—	377,240	—	—	65,611	442,851
Other Comprehensive Income (Loss)	—	—	—	(1,252)	—	—	—	(203)	(1,455)
Treasury Stock Purchases	—	—	—	—	—	(3,105,688)	(289,681)	—	(289,681)
Evercore LP Units Exchanged for Class A Common Stock	1,181,669	12	70,550	—	—	—	—	(46,594)	23,968
Equity-based Compensation Awards	2,570,441	26	172,309	—	—	—	—	19,860	192,195
Dividends	—	—	—	—	(89,590)	—	—	—	(89,590)
Noncontrolling Interest (Note 17)	—	—	(25,458)	—	—	—	—	(41,259)	(66,717)
Balance at December 31, 2018	65,872,014	659	1,818,100	(30,434)	364,882	(26,123,438)	(1,395,087)	249,819	1,007,939
Net Income	—	—	—	—	297,436	—	—	56,225	353,661
Other Comprehensive Income	—	—	—	2,838	—	—	—	513	3,351
Treasury Stock Purchases	—	—	—	—	—	(3,399,227)	(283,081)	—	(283,081)
Evercore LP Units Exchanged for Class A Common Stock	353,383	3	32,964	—	—	—	—	(15,142)	17,825
Equity-based Compensation Awards	2,473,278	25	206,942	—	—	—	—	27,890	234,857
Dividends	—	—	—	—	(104,049)	—	—	—	(104,049)
Noncontrolling Interest (Note 17)	—	—	(41,482)	—	—	—	—	(62,771)	(104,253)
Balance at December 31, 2019	68,698,675	687	2,016,524	(27,596)	558,269	(29,522,665)	(1,678,168)	256,534	1,126,250
Cumulative Effect of Accounting Change (2)	—	—	—	—	(1,310)	—	—	—	(1,310)
Net Income	—	—	—	—	350,574	—	—	62,106	412,680
Other Comprehensive Income	—	—	—	17,838	—	—	—	7,366	25,204
Treasury Stock Purchases	—	—	—	—	—	(1,922,393)	(146,559)	—	(146,559)
Evercore LP Units Exchanged for Class A Common Stock	898,585	9	46,946	—	—	—	—	(37,683)	9,272
Equity-based Compensation Awards	2,598,023	26	204,231	—	—	—	—	14,618	218,875
Dividends	—	—	—	—	(108,960)	—	—	—	(108,960)
Noncontrolling Interest (Note 17)	—	—	(1,565)	—	—	—	—	(44,513)	(46,078)
Balance at December 31, 2020	72,195,283	$722	$2,266,136	$(9,758)	$798,573	(31,445,058)	$(1,824,727)	$258,428	$1,489,374

(1) The cumulative adjustment relates to the adoption of Accounting Standards Update ("ASU") No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01") on January 1, 2018, for which the Company recorded an adjustment to Retained Earnings to reflect cumulative unrealized losses, net of tax, on available-for-sale equity securities previously recorded in Accumulated Other Comprehensive Income (Loss).

(2) The cumulative adjustment relates to the adoption of ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, for which the Company recorded an adjustment to Retained Earnings to reflect the increase in the Company's Allowance for Doubtful Accounts as a result of the use of the current expected credit loss model. See Notes 2 and 3 for further information.

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net Income	$412,680	$353,661	$442,851
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(8,681)	(13,750)	10,718
Equity Method Investments	(1,636)	403	1,352
Equity-Based and Other Deferred Compensation	367,438	360,341	293,507
Net Loss on Sale and Wind-down of Operations in Mexico, Including Release of Cumulative Foreign Exchange Losses	35,247	—	—
Impairment of Goodwill	—	2,921	—
Noncash Lease Expense	38,626	29,259	—
Depreciation, Amortization and Accretion	30,002	35,730	29,374
Bad Debt Expense	6,878	10,451	3,365
Deferred Taxes	13,824	(10,503)	(3,981)
Decrease (Increase) in Operating Assets:
Investment Securities	3,559	(491)	(546)
Financial Instruments Owned and Pledged as Collateral at Fair Value	(1,516)	10,629	(2,961)
Securities Purchased Under Agreements to Resell	(399)	(10,541)	8,166
Accounts Receivable	(78,573)	5,241	(130,956)
Receivable from Employees and Related Parties	(1,170)	1,450	(6,849)
Other Assets	(19,043)	(58,962)	(21,830)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	82,364	(180,767)	208,088
Accounts Payable and Accrued Expenses	(796)	(745)	5,496
Securities Sold Under Agreements to Repurchase	1,935	(115)	(5,183)
Payables to Employees and Related Parties	(7,980)	(599)	4,387
Taxes Payable	11,946	(30,221)	16,099
Other Liabilities	93,666	1,305	(1,523)
Net Cash Provided by Operating Activities	978,371	504,697	849,574
Cash Flows From Investing Activities
Investments Purchased	(143)	(3,843)	(95)
Distributions of Private Equity Investments	650	1,893	2,143
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities and Futures Contracts Activity	555,624	510,151	191,779
Purchases of Investment Securities and Futures Contracts Activity	(1,201,617)	(698,995)	(336,596)
Maturity of Certificates of Deposit	214,266	100,000	63,527
Purchase of Certificates of Deposit	—	(211,861)	(100,000)
Purchase of Furniture, Equipment and Leasehold Improvements	(53,330)	(70,816)	(33,324)
Proceeds from Sale of Business, Net of Cash Sold	679	—	—
Net Cash Provided by (Used In) Investing Activities	(483,871)	(373,471)	(212,566)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	540	600	1,165
Distributions to Noncontrolling Interests	(44,915)	(54,706)	(41,413)
Payments Under Tax Receivable Agreement	(9,425)	(9,490)	(13,345)
Short-Term Borrowings	—	30,000	30,000
Repayment of Short-Term Borrowings	—	(30,000)	(30,000)
Repayment of Subordinated Borrowings	—	—	(6,799)
Issuance of Notes Payable	—	205,718	—
Debt Issuance Costs	—	(2,032)	—
Purchase of Treasury Stock and Noncontrolling Interests	(147,411)	(333,296)	(315,233)
Dividends	(106,582)	(96,803)	(77,302)
Net Cash Provided by (Used in) Financing Activities	(307,793)	(290,009)	(452,927)
Effect of Exchange Rate Changes on Cash	7,631	2,573	(1,370)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	194,338	(156,210)	182,711
Cash, Cash Equivalents and Restricted Cash-Beginning of Period	643,886	800,096	617,385
Cash, Cash Equivalents and Restricted Cash-End of Period	$838,224	$643,886	$800,096

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$23,748	$16,405	$17,818
Payments for Income Taxes	$111,319	$155,478	$86,232
Accrued Dividends	$13,734	$14,642	$12,288
Noncash Purchase of Noncontrolling Interest	$851	$2,701	$—

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
The Investment Management segment includes the wealth management business through which the Company provides investment advisory, wealth management and fiduciary services for high-net-worth individuals and associated entities, and the private equity business, which holds interests in private equity funds which are not managed by the Company. The Company's results also include the institutional asset management business, through which the Company directly and through affiliates, manages financial assets for sophisticated institutional investors. This business included Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), which was sold during 2020. See Note 5 for further information.
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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") and Evercore Partners Canada Ltd. ("Evercore Canada") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing and Evercore Canada (as of January 1, 2019 for Evercore Japan and Evercore Beijing, and as of January 1, 2020 for Evercore Canada), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing and Evercore Canada assets of $377,878 and liabilities of $164,779 at

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
December 31, 2020 and Evercore ISI U.K., Evercore U.K., Evercore Japan and Evercore Beijing assets of $227,885 and liabilities of $129,494 at December 31, 2019.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Evercore LP partnership units
Class A LP Units – At the time of the formation transaction, the members of Evercore LP (the "Members") received Class A limited partnership units of Evercore LP ("Class A LP Units") in consideration for their contribution of the various entities included in the historical combined financial statements of the Company. The Class A LP Units were subject to vesting requirements and transfer restrictions and are exchangeable on a one-for-one basis for shares of Class A common stock of the Company ("Class A Shares"). At December 31, 2013, all Class A LP Units were fully vested.
Class E LP Units – As a result of the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014 and the conversion of the Class J limited partnership units of Evercore LP ("Class J LP Units"), the Company has Class E limited partnership units of Evercore LP ("Class E LP Units") outstanding. At December 31, 2020, all Class E LP Units were fully vested.
Class I-P Units – In 2016, in conjunction with the appointment of a current Co-Chief Executive Officer (then Executive Chairman), the Company issued unvested Class I-P Units of Evercore LP ("Class I-P Units"). The Class I-P Units are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), which are exchangeable on a one-for-one basis for Class A Shares.
Class K-P Units – In 2017 and 2019, the Company issued unvested Class K-P Units of Evercore LP ("Class K-P Units"). The Class K-P Units are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), which are ultimately exchangeable on a one-for-one basis for Class A Shares. See Note 19 for further information.
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
Revenue Recognition – The Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") on January 1, 2018 using the modified retrospective method of transition applied to contracts which were not completed as of January 1, 2018. The Company did not have a cumulative-effect adjustment as of the date of adoption. ASU 2014-09 creates ASC 606, "Revenue from Contracts with Customers," ("ASC 606"), which provides a five step model to revenue recognition as follows:
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
Fees generated for serving as an independent fiduciary and/or trustee are either based on a flat fee, are pre-negotiated with the client or are based on the value of assets under administration. The management of assets under administration represents a distinct performance obligation that is satisfied over time. For ongoing engagements, fees are billed monthly or quarterly either in advance or in arrears. Fees paid in advance of services rendered and satisfaction of the performance obligation are initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition, and are recognized in Asset Management and Administration Fees on the Consolidated Statements of Operations ratably over the period in which the related services are rendered and the performance obligation is satisfied.
Other Revenue, Including Interest and Investments, and Interest Expense – Other Revenue and Interest Expense is derived from investing customer funds in financing transactions. These transactions are principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions are recognized over the term of the repurchase or resale transaction. These transactions were part of the Company's ECB business in Mexico, which was sold on December 16, 2020. See Note 5 for further information.
Other Revenue also includes the following:
•Income (losses) earned on investment securities, including our investment funds and futures contracts which are used as an economic hedge against the Company's deferred cash compensation program, certificates of deposit, cash and cash equivalents and on the Company’s debt security investment in G5 Holdings S.A. ("G5")
•Adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
•Gains (losses) resulting from foreign currency fluctuations
•Principal trading and realized and unrealized gains and losses on interests in Private Equity funds which are not managed by the Company
•A net loss on the sales of the Company's businesses at ECB, as well as a loss related to the release of cumulative foreign exchange losses resulting from the sale and wind-down of the Company's businesses in Mexico in 2020

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest Expense also includes interest expense associated with the Company’s Notes Payable, subordinated borrowings and lines of credit.
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
Investment Securities and Certificates of Deposit and Futures Contracts – During 2019, the Company renamed "Marketable Securities and Certificates of Deposit" to "Investment Securities and Certificates of Deposit" on the Consolidated Statements of Financial Condition.
Investment Securities include investments in U.S. Treasury securities, corporate, municipal and other debt securities and investments in readily-marketable equity securities, which are accounted for under ASC 320-10, "Investments - Debt Securities" and ASC 321-10, "Investments - Equity Securities," ("ASC 321-10"). The securities are carried at fair value on the Consolidated Statements of Financial Condition; debt securities are valued based on quoted prices that exist in the marketplace for similar issues and equity securities are valued using quoted market prices on applicable exchanges or markets. Investment Securities transactions are recorded as of the trade date. The Company also periodically enters into futures contracts. In accordance with ASC 815, "Derivatives and Hedging," ("ASC 815") futures contracts are carried at fair value.
The Company invests in readily marketable debt and equity securities, as well as in a portfolio of exchange-traded funds and mutual funds, and periodically enters into futures contracts, as an economic hedge against the Company’s deferred cash compensation program. Debt securities are classified as available-for-sale and any unrealized gains and losses are recorded as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, and realized gains and losses on these securities are included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. Realized and unrealized gains and losses on equity securities are recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. Realized and unrealized gains and losses on futures contracts are recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. EGL and other broker-dealers also invest in fixed income portfolios consisting primarily of U.S. Treasury securities, municipal bonds and other debt securities, which are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities. Certificates of Deposit consist of investments with certain banks with original maturities of six months or less when purchased.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Financial Instruments Owned and Pledged as Collateral at Fair Value – The Company's Financial Instruments Owned and Pledged as Collateral at Fair Value consist principally of foreign government obligations, which are recorded on a trade-date basis and are stated at quoted market values. Related gains and losses are reflected in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company pledges the Financial Instruments Owned and Pledged as Collateral at Fair Value to collateralize certain financing arrangements, which permits the counterparty to pledge the securities. The Company's ECB business was sold in December 2020; following the sale, there are no remaining Financial Instruments Owned and Pledged as Collateral at Fair Value. See Notes 5 and 9 for further information.
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase – Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement. These transactions are carried at the amounts at which the related securities will be subsequently resold or repurchased, plus accrued interest payable or receivable. As the maturities on these transactions are short-term in nature (i.e. mature on the next business day) and the underlying securities are debt instruments of the Mexican Government or its agencies, their carrying amounts approximate fair value. The Company periodically assesses the collectability or credit quality related to securities purchased under agreements to resell. The Company's ECB business was sold in December 2020; following the sale, there are no remaining Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase. See Notes 5 and 9 for further information.
Accounts Receivable and Contract Assets – Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to the Company's clients. The Company records Accounts Receivable, net of any allowance for doubtful accounts, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. The Company maintains an allowance for doubtful accounts to provide coverage for estimated losses from its client receivables. The Company adopted ASU 2016-13 on January 1, 2020, using a modified retrospective method of transition. The Company recorded a cumulative-effect adjustment to decrease retained earnings by $1,310 as of January 1, 2020. Following the adoption of ASU 2016-13, the Company determines the adequacy of the allowance by estimating the probability of loss based on the Company's analysis of historical credit loss experience of its client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company has determined that long-term forecasted information is not relevant to its fee receivables, which are primarily short-term. The Company updates its average credit loss rates periodically and maintains a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. In addition, the Company periodically performs a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss rates. Expected credit losses for newly recognized financial assets and changes to expected credit losses during the period are recognized in earnings.
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
Investments – The Company's investments include investments in unconsolidated affiliated companies and other investments in private equity partnerships:
Affiliates – The Company has equity interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC (collectively, "ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") and Luminis Partners ("Luminis") and includes its share of the income (losses) within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.
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
Following the adoption of ASC 842, the present values of the Company's lease commitments are reflected as long-term assets, within Operating Lease Right-of-Use Assets, with corresponding liabilities classified as current and non-current, within Operating Lease Liabilities on the Company's Consolidated Statement of Financial Condition. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company's right to use the underlying assets for their lease terms and lease liabilities represent the Company's obligation to make lease payments arising from these leases. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Right-of-use assets are subject to certain adjustments for lease incentives and initial direct costs. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any residual value guarantees.
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
Compensation expense recognized pursuant to share-based awards is based on the grant date fair value of the award. The fair value (as measured on the grant date) of awards that vest from one year to five years ("Service-based Awards") is amortized over the vesting periods or requisite service periods as required under ASC 718, however, the vesting of some Service-based Awards will accelerate upon the occurrence of certain events. The Company amortizes the grant-date fair value of share-based compensation awards made to employees, who are or will become retirement eligible prior to the stated vesting date, over the expected substantive service period. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, unvested Service-based Awards are included in the diluted weighted average Class A Shares outstanding using the treasury stock method. Once vested, restricted stock units, ("RSUs") and restricted stock are included in the basic and diluted weighted average Class A Shares outstanding. Expense relating to RSUs, restricted stock and LP Units is charged to Employee Compensation and Benefits on the Consolidated Statements of Operations.
Compensation expense is recognized pursuant to performance-based awards if it is probable that the performance condition will be achieved. See Note 19 for a discussion of the Company's Long-term Incentive Plan and other performance-based awards.
Awards classified as liabilities as required under ASC 718, such as cash settled share-based awards, are re-measured at fair value at each reporting period.
Foreign Currency Translation – Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in Foreign Currency Translation Adjustment Gain (Loss), net, as a component of Other Comprehensive Income (Loss) on the Consolidated Statements of Changes in Equity and the Consolidated Statements of Comprehensive Income. Transactional exchange gains and losses, as well as releases of cumulative foreign currency translation gains and losses from Accumulated Other Comprehensive Income (Loss), are included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations.
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
Excess tax benefits and deficiencies from the delivery of Class A Shares under share-based payment arrangements are recognized in the Company's Provision for Income Taxes. See Note 22 for further information.
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
Reclassifications – During 2018, the Company disaggregated "Investment Banking Revenue" into "Advisory Fees", "Underwriting Fees" and "Commissions and Related Fees" on the Consolidated Statements of Operations. The Company also renamed Investment Management Revenue" to "Asset Management and Administration Fees" on the Consolidated Statements of Operations, which includes management fees from the wealth management and institutional asset management businesses.
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
The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach by means of a cumulative-effect adjustment to decrease retained earnings by $1,310 as of January 1, 2020. As a result of adopting ASU 2016-13, the Company’s allowance for credit losses on financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets. These expected credit losses are measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amounts. Expected credit losses for newly recognized financial assets, and changes to expected credit losses during the period are recognized in earnings. The impact of the new guidance primarily relates to the Company’s trade accounts receivable. The Company previously used the specific identification method for establishing credit provisions and write-offs of its trade accounts receivable.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
ASU 2018-17 – In October 2018, the FASB issued ASU No. 2018-17, "Consolidation (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities" ("ASU 2018-17"). ASU 2018-17 provides amendments to ASC 810, "Consolidation" which states that any indirect interest held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this update are effective during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The amendments are required to be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company adopted ASU 2018-17 on January 1, 2020. The adoption of ASU 2018-17 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2019-12 – In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 provides amendments to ASC 740 which simplify the accounting for income taxes by removing certain exceptions in ASC 740 and clarify and amend certain existing guidance. The amendments in this update are effective during interim and annual periods beginning after December 15, 2020, with early adoption permitted. The amendments on separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented, amendments on ownership changes of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis, with a cumulative-effect adjustment recorded through retained earnings as of the beginning of the period of adoption, and all other amendments should be applied prospectively. The adoption of ASU 2019-12 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2020-01 – In January 2020, the FASB issued ASU No. 2020-01, "Clarifying the Interactions Between Topic 321, 323, and Topic 815" ("ASU 2020-01"). ASU 2020-01 provides amendments to clarify the accounting for certain equity securities when the equity method of accounting is applied or discontinued and scope considerations related to forward contracts and purchased options on certain securities. The amendments in this update are effective during interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2020-01 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Investment Banking:
Advisory Fees	$1,755,273	$1,653,585	$1,743,473
Underwriting Fees	276,191	89,681	71,691
Commissions and Related Fees	205,767	189,506	200,015
Total Investment Banking	$2,237,231	$1,932,772	$2,015,179

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$53,069	$48,083	$44,875
Institutional Asset Management	1,328	2,528	3,371
Total Investment Management	$54,397	$50,611	$48,246
Contract Balances
The change in the Company’s contract assets and liabilities during the periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the years ended December 31, 2020 and 2019 are as follows:

	For the Year Ended December 31, 2020
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2020	$296,355	$63,554	$31,525	$2,504	$2,492	$615
Increase (Decrease)	71,991	7,421	(2,198)	2,779	6,881	(468)
Balance at December 31, 2020	$368,346	$70,975	$29,327	$5,283	$9,373	$147

	For the Year Ended December 31, 2019
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2019	$309,075	$60,948	$2,833	$541	$4,016	$1,731
Increase (Decrease)	(12,720)	2,606	28,692	1,963	(1,524)	(1,116)
Balance at December 31, 2019	$296,355	$63,554	$31,525	$2,504	$2,492	$615
(1)Included in Accounts Receivable on the Consolidated Statements of Financial Condition.
(2)Included in Other Assets on the Consolidated Statements of Financial Condition.
(3)Included in Other Current Assets on the Consolidated Statements of Financial Condition.
(4)Included in Other Current Liabilities on the Consolidated Statements of Financial Condition.
(5)Included in Other Long-term Liabilities on the Consolidated Statements of Financial Condition.
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
The Company recognized revenue of $23,409, $15,115 and $16,468 on the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively, that was initially included in deferred revenue on the Company’s Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the years ended December 31, 2020 and 2019 is as follows:

	For the Years Ended December 31,
	2020	2019
Beginning Balance(1)	$9,191	$6,037
Bad debt expense	6,878	10,451
Write-offs, foreign currency translation and other adjustments	(10,697)	(8,607)
Ending Balance	$5,372	$7,881
(1)Beginning Balance for the year ended December 31, 2020 includes the cumulative-effect adjustment of $1,310, which reflects the increase in the Company's Allowance for Doubtful Accounts as a result of the use of the current expected credit loss model related to the adoption of ASU 2016-13 on January 1, 2020. See Notes 2 and 3 for further information.
The change in the balance during the year ended December 31, 2020 is primarily related to an increase in the current period provision of expected credit losses, which is impacted by the change in the amount of receivables outstanding greater than 120 days at December 31, 2020, and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of December 31, 2020, by year of origination:

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$47,466	$19,538	$8,478	$776	$76,258
Note 5 – Business Changes and Developments
Business Developments
Sale of ECB Business and Wind-down of Mexico Advisory – During 2020, the Company completed the sale of its ECB businesses and the transition of its advisory presence in Mexico:
•On July 2, 2020, the Company completed the sale of the trust business of ECB (the "ECB Trust business"), which was a part of its Investment Management segment, for a purchase price of MXN 39,500 ($1,830). As a result of this transaction, the Company deconsolidated assets of $475, representing an allocation of goodwill based on the relative fair value of the business being sold to the total fair value of the Institutional Asset Management reporting unit. This transaction resulted in a pre-tax gain of $1,355 included in Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2020.
•On December 16, 2020, the Company completed the sale of its remaining ECB business for a purchase price of MXN 35,000 ($1,634). The ECB business was part of the Company’s Investment Management segment. As a result of this transaction, the Company deconsolidated assets of $32,487, comprised primarily of $24,742 of Financial Instruments Owned and Pledged as Collateral at Fair Value, $3,317 of Investment Securities and $2,785 of Cash and Cash Equivalents and Restricted Cash and deconsolidated liabilities of $26,519, comprised primarily of $24,764 of Securities Sold Under Agreements to Repurchase. This transaction resulted in a pre-tax loss of $4,796 included in

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2020.
•In 2020, the Company completed the transition of its advisory presence in Mexico to a strategic alliance relationship with a newly-formed independent strategic advisory firm founded by certain former employees. The Company is in the process of winding down the business, which is expected to be completed in 2021.
Following the above transactions, the Company concluded that the liquidation of its operations in Mexico was substantially complete. This determination resulted in the reclassification of $20,337 and $7,028 of cumulative foreign currency translation losses from Accumulated Other Comprehensive Income (Loss) and Noncontrolling Interest, respectively, on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2020. In addition, the Company recorded $1,656 in Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2020, for charges related to the impairment of assets resulting from the wind-down of the Company's businesses in Mexico. This was comprised of a charge of $1,176 related to the impairment of operating lease right-of-use assets and a charge of $480 related to the impairment of leasehold improvements.
Goodwill and Intangible Assets

Goodwill associated with the Company's acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2018(1)	$120,464	$10,923	$131,387
Impairment of Goodwill	—	(2,921)	(2,921)
Foreign Currency Translation and Other	2,292	—	2,292
Balance at December 31, 2019(2)	122,756	8,002	130,758
Sale of ECB Trust Business	—	(475)	(475)
Foreign Currency Translation and Other	(1,157)	—	(1,157)
Balance at December 31, 2020(2)	$121,599	$7,527	$129,126
(1)The amount of the Company's goodwill before accumulated impairment losses of $35,607 was $166,994 at December 31, 2018.
(2)The amount of the Company's goodwill before accumulated impairment losses of $38,528 was $167,654 and $169,286 at December 31, 2020 and 2019, respectively.

Intangible assets associated with the Company's acquisitions are as follows:

	December 31, 2020
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$—	$3,630	$3,630	$—	$2,932	$2,932
Total	$—	$3,630	$3,630	$—	$2,932	$2,932

	December 31, 2019
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$—	$3,830	$3,830	$—	$2,743	$2,743
Other	5,320	445	5,765	4,159	390	4,549
Total	$5,320	$4,275	$9,595	$4,159	$3,133	$7,292

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Expense associated with the amortization of intangible assets was $1,605, $8,077 and $9,199 for the years ended December 31, 2020, 2019 and 2018, respectively.
Based on the intangible assets above, as of December 31, 2020, annual amortization of intangibles for each of the next five years is as follows:

2021	$363
2022	$335
2023	$—
2024	$—
2025	$—
Impairments of Goodwill
At November 30, 2020, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), the Company performed its annual goodwill impairment assessment and concluded that the fair value of its reporting units substantially exceeded their carrying values.
At November 30, 2019, the Company determined that the fair value of its reporting units substantially exceeded their carrying values, with the exception of its Institutional Asset Management reporting unit, which was less than its carrying value. In determining the fair value of this reporting unit, the Company utilized a discounted cash flow methodology based on the adjusted cash flows from operations. As a result of this analysis, the Company recorded a goodwill impairment charge of $833 in the Investment Management segment, which is included within Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2019. This charge resulted in a decrease of $543 to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2019.
Additionally, in December 2019, the Company performed an impairment assessment of the goodwill remaining in the Institutional Asset Management reporting unit following the classification of the ECB Trust business as Held for Sale, in accordance with ASC 350. In determining the fair value of this reporting unit, the Company utilized a discounted cash flow methodology based on the adjusted cash flows from operations. As a result of this analysis, the Company determined that the fair value of the remaining business in the Institutional Asset Management reporting unit was less than its carrying value. Accordingly, the Company recorded a goodwill impairment charge of $2,088 in the Investment Management segment, which is included within Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2019. This charge resulted in a decrease of $1,361 to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes) for the year ended December 31, 2019.
Note 6 – Acquisition and Transition Costs and Special Charges, Including Business Realignment Costs

Acquisition and Transition Costs

The Company recognized $562, $1,013 and $21 for the years ended December 31, 2020, 2019 and 2018, respectively, as Acquisition and Transition Costs incurred in connection with acquisitions, divestitures, and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services, including costs in 2020 associated with the sale of the ECB business.
Special Charges, Including Business Realignment Costs
The Company recognized $46,645 for the year ended December 31, 2020, as Special Charges, Including Business Realignment Costs, including expenses of $41,669 primarily for separation and transition benefits for certain employees terminated as a result of the Company's review of its operations, described below, $3,320 related to the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives, and $1,656 for charges related to the impairment of assets resulting from the wind-down of the Company's businesses in Mexico. See Note 5 for further information.
In 2020, the Company completed a review of its operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
review, which began in the fourth quarter of 2019, generated reductions of 8% of the Company's headcount. In conjunction with the employment reductions, the Company incurred costs (including costs related to the acceleration of deferred compensation) of $41,669 and $2,850 for the years ended December 31, 2020 and 2019, respectively, which has been recorded in Special Charges, Including Business Realignment Costs.
The Company recognized $10,141 for the year ended December 31, 2019, as Special Charges, Including Business Realignment Costs, including expenses of $4,370 related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York, a charge of $2,921 associated with the impairment of goodwill in the Company's Institutional Asset Management reporting unit and separation and transition benefits for certain employees terminated as a result of the Company's review of its operations of $2,850 (described above).
The Company recognized $5,012 for the year ended December 31, 2018, as Special Charges, Including Business Realignment Costs, related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K. and separation benefits and related charges associated with the Company's businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York.
Note 7 – Related Parties
Investment Banking Revenue includes advisory fees earned from clients that have Senior Managing Directors and certain Senior Advisors and executives as a member of their Board of Directors of $15,641 for the year ended December 31, 2020.
Other Assets on the Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $10,159 and $13,137 as of December 31, 2020 and 2019, respectively.
Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
Advances to Employees	$22,874	$20,923
Personal Expenses Paid on Behalf of Employees and Related Parties	278	1,114
Other	441	379
Receivable from Employees and Related Parties	$23,593	$22,416
Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
Board of Director Fees	$550	$567
Amounts Due to U.K. Members	13,606	21,566
Amounts Due Pursuant to Tax Receivable Agreements(a)	9,891	9,570
Payable to Employees and Related Parties	$24,047	$31,703
(a)Relates to the current portion of the Member exchange of Class A LP Units for Class A Shares. The long-term portion of $76,860 and $84,952 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2020 and 2019, respectively.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 8 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of December 31, 2020 and 2019 were as follows:

	December 31, 2020				December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$402,824	$39	$—	$402,863	$114,204	$591	$11	$114,784
Equity Securities	666	—	73	593	666	—	168	498
Debt Securities Carried by Broker-Dealers	550,002	27	3	550,026	225,727	1,648	20	227,355
Investment Funds	87,612	19,742	—	107,354	58,704	7,809	—	66,513
Total Investment Securities (carried at fair value)	$1,041,104	$19,808	$76	$1,060,836	$399,301	$10,048	$199	$409,150

Certificates of Deposit (carried at contract value)				—				214,796

Total Investment Securities and Certificates of Deposit				$1,060,836				$623,946
Scheduled maturities of the Company's available-for-sale debt securities as of December 31, 2020 and 2019 were as follows:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$402,824	$402,863	$108,662	$109,217
Due after one year through five years	—	—	5,542	5,567
Total	$402,824	$402,863	$114,204	$114,784
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries, and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at December 31, 2020 and has not recorded a credit allowance on these securities.
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of $75, ($14) and ($28) for the years ended December 31, 2020, 2019 and 2018, respectively.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $95, $243 and ($193) for the years ended December 31, 2020, 2019 and 2018, respectively.
Debt Securities Carried by Broker-Dealers
EGL and other broker-dealers invest in fixed income portfolios consisting primarily of U.S. Treasury bills, municipal bonds and other debt securities. At December 31, 2020, this portfolio consisted solely of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($1,216), $491 and $546 for the years ended December 31, 2020, 2019 and 2018, respectively.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Included in Investment Securities above are $99,983 of U.S. Treasury bills purchased on December 31, 2020, which did not settle until January 4, 2021. As of December 31, 2020, the Company had a payable to the broker for securities purchased of $99,983 recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition.
Investment Funds
The Company invests in a portfolio of exchange-traded funds and mutual funds as an economic hedge against the Company's deferred cash compensation program. See Note 19 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $16,913, $13,785 and ($5,113) for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company periodically enters into futures contracts as an economic hedge against the Company's deferred cash compensation program. See Note 20 for further information.
Certificates of Deposit
At December 31, 2019, the Company held certificates of deposit of $214,796 with certain banks with original maturities of six months or less when purchased. These certificates of deposit matured in January 2020.
Note 9 – Financial Instruments Owned and Pledged as Collateral at Fair Value, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company's ECB business was sold in December 2020. See Note 5 for further information. Prior to its sale, the Company, through its ECB business, entered into repurchase agreements with clients seeking overnight money market returns whereby ECB transferred to the clients Mexican government securities in exchange for cash and concurrently agreed to repurchase the securities at a future date for an amount equal to the cash exchanged plus a stipulated premium or interest factor. ECB deployed the cash received from, and acquired the securities deliverable to, clients under these repurchase arrangements by purchasing securities in the open market, which the Company reflected as Financial Instruments Owned and Pledged as Collateral at Fair Value on the Consolidated Statements of Financial Condition, or by entering into reverse repurchase agreements with unrelated third parties. The Company accounted for these repurchase and reverse repurchase agreements as collateralized financing transactions, which were carried at their contract amounts, which approximated fair value given that the contracts matured the following business day. The Company recorded a liability on its Consolidated Statements of Financial Condition in relation to repurchase transactions executed with clients as Securities Sold Under Agreements to Repurchase. The Company recorded as assets on its Consolidated Statements of Financial Condition, Financial Instruments Owned and Pledged as Collateral at Fair Value (where the Company had acquired the securities deliverable to clients under these repurchase arrangements by purchasing securities in the open market) and Securities Purchased Under Agreements to Resell (where the Company had acquired the securities deliverable to clients under these repurchase agreements by entering into reverse repurchase agreements with unrelated third parties). These Mexican government securities were pledged as collateral against repurchase agreements. Generally, collateral was posted equal to the contract value at inception and was subject to market changes. These repurchase agreements were primarily with institutional customer accounts managed by ECB and permitted the counterparty to pledge the securities.
There were no remaining assets or liabilities related to collateralized financing activities as of December 31, 2020. See Note 5 for further information. As of December 31, 2019, a summary of the Company's assets, liabilities and collateral received or pledged related to these transactions is as follows:

	December 31, 2019
	Asset (Liability) Balance	Market Value of Collateral Received or (Pledged)
Assets
Financial Instruments Owned and Pledged as Collateral at Fair Value	$12,431
Securities Purchased Under Agreements to Resell	13,566	$13,572
Total Assets	$25,997
Liabilities
Securities Sold Under Agreements to Repurchase	$(26,000)	$(25,992)

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 10 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office space of $48,561 and $41,257 for the years ended December 31, 2020 and 2019, respectively, and variable lease cost of $7,490 and $8,474 for the years ended December 31, 2020 and 2019, respectively.
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
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of $5,550 and $5,536, as of December 31, 2020 and 2019, respectively, which are secured by cash that is included in Other Assets on the Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office equipment of $4,709 and $4,107 for the years ended December 31, 2020 and 2019, respectively.
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
The Company incurred net operating cash outflows of $30,709 and $20,175 for the years ended December 31, 2020 and 2019, respectively, related to its operating leases, which was net of cash received from lease incentives of $14,732 and $18,771 for the years ended December 31, 2020 and 2019, respectively.
Upon adoption of ASC 842 on January 1, 2019, the Company recorded Right-of-Use Assets on its statement of financial condition of $180,935. Other information as it relates to the Company's operating leases is as follows:

	For the Years Ended December 31,
	2020	2019
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$112,215	$57,004

	December 31,
	2020	2019
Weighted-average remaining lease term - operating leases	11.4 years	10.5 years
Weighted-average discount rate - operating leases	4.08%	4.38%

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
As of December 31, 2020, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2021	$53,294
2022	52,367
2023	37,195
2024	30,001
2025	32,501
Thereafter	245,702
Total lease payments	451,060
Less: Tenant Improvement Allowances	(14,134)
Less: Imputed Interest	(93,780)
Present value of lease liabilities	343,146
Less: Current lease liabilities	(42,871)
Long-term lease liabilities	$300,275
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included on the Company's Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces by the end of 2023. These spaces will have lease terms of 3 to 13 years once the Company has taken possession. The additional future payments under these arrangements are $195,651 as of December 31, 2020.
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
The Company's investments in ABS, Atalanta Sosnoff and Luminis are in voting interest entities. The Company's share of earnings (losses) on these investments is included within Income from Equity Method Investments on the Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on the private equity investments are included within Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
ABS	$41,439	$40,052
Atalanta Sosnoff	11,950	12,300
Luminis	6,119	4,923
Total	$59,508	$57,275

ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS Investment Management, LLC. Effective as of September 1, 2018, ABS Investment Management, LLC underwent an internal

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
reorganization pursuant to which the Company contributed its ownership interest in ABS Investment Management, LLC to ABS in exchange for ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC.  Taken together, the ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC are substantially equivalent to the contributed ownership interests in ABS Investment Management, LLC. At December 31, 2020, the Company's economic ownership interest in ABS was 46%. This investment resulted in earnings of $10,855, $8,870 and $7,565 for the years ended December 31, 2020, 2019 and 2018, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At December 31, 2020, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $1,997, $1,210 and $1,211 for the years ended December 31, 2020, 2019 and 2018, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At December 31, 2020, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $1,546, $916 and $518 for the years ended December 31, 2020, 2019 and 2018, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $316, $684 and $893 for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company records its investment in G5 as a held-to-maturity debt security within Investments on the Consolidated Statements of Financial Condition. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company is accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027. This investment is subject to currency translation from Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. This investment had a balance of $7,385 and $9,235 as of December 31, 2020 and 2019, respectively.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
A summary of the Company's investments in the private equity funds as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Glisco II, Glisco III and Glisco IV	$2,802	$3,820
Trilantic IV, Trilantic V and Trilantic VI	9,293	9,727
Total Private Equity Funds	$12,095	$13,547
Net realized and unrealized losses on private equity fund investments were ($1,388), ($790) and ($397) for the years ended December 31, 2020, 2019 and 2018, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2020, $368 of previously distributed carried interest received from the funds was subject to repayment.
General Partners of Private Equity Funds which are VIEs
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,083 and $4,658 included in its Consolidated Statements of Financial Condition at December 31, 2020 and 2019, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of December 31, 2020 and 2019 was $5,572 and $8,810, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A LP Units having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During 2020, $29 and $110 of this investment was allocated to Trilantic Fund V and VI, respectively. From 2010 to 2019, $1,178, $5,135 and $3,015 of this investment was allocated to Trilantic Fund IV, V and VI, respectively. This investment had a balance of $6,623 and $6,762 as of December 31, 2020 and 2019, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $372 was unfunded at December 31, 2020. The Company also has a $12,000 commitment to invest in Trilantic Fund VI, of which $9,054 was unfunded at December 31, 2020.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $683 and $1,772 as of December 31, 2020 and 2019, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $387 and $899 as of December 31, 2020 and 2019, respectively.

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
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 include listed equities, listed derivatives and treasury bills. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of corporate bonds, municipal bonds and other debt securities held at December 31, 2020 and 2019 are based on prices provided by external pricing services.
Level 3 – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by Broker-Dealers	$550,026	$—	$—	$550,026
Other Debt and Equity Securities(1)	410,456	—	—	410,456
Investment Funds	107,354	—	—	107,354
Total Assets Measured At Fair Value	$1,067,836	$—	$—	$1,067,836

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by Broker-Dealers	$168,650	$58,705	$—	$227,355
Other Debt and Equity Securities(1)	111,823	6,449	—	118,272
Investment Funds	66,513	—	—	66,513
Financial Instruments Owned and Pledged as Collateral at Fair Value	12,431	—	—	12,431
Total Assets Measured At Fair Value	$359,417	$65,154	$—	$424,571
(1)Includes $7,000 and $2,990 of treasury bills and notes and municipal bonds classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2020 and 2019, respectively.
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
During the fourth quarter of 2019, the Company determined that the fair value of the Institutional Asset Management reporting unit was $8,777. The fair value of the reporting unit was estimated by utilizing a discounted cash flow methodology based on adjusted cash flows from operations. Goodwill is measured at fair value on a non-recurring basis as a Level 3 asset. See Note 5 for further information.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities, which are not measured at fair value on the Consolidated Statements of Financial Condition, are listed in the tables below.

		December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$822,598	$822,598	$—	$—	$822,598
Debt Security Investment	7,385	—	—	7,385	7,385
Receivables(1)	439,321	—	434,083	—	434,083
Contract Assets(2)	34,610	—	34,052	—	34,052
Receivable from Employees and Related Parties	23,593	—	23,593	—	23,593
Closely-held Equity Securities	683	—	—	683	683
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,961	$—	$37,961	$—	$37,961
Payable to Employees and Related Parties	24,047	—	24,047	—	24,047
Notes Payable(3)	376,492	—	409,682	—	409,682

		December 31, 2019
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$630,818	$630,818	$—	$—	$630,818
Certificates of Deposit	214,796	—	214,796	—	214,796
Debt Security Investment	9,235	—	—	9,235	9,235
Securities Purchased Under Agreements to Resell	13,566	—	13,566	—	13,566
Receivables(1)	359,909	—	357,047	—	357,047
Contract Assets(2)	34,029	—	33,854	—	33,854
Receivable from Employees and Related Parties	22,416	—	22,416	—	22,416
Closely-held Equity Securities	1,772	—	—	1,772	1,772
Financial Liabilities:
Accounts Payable and Accrued Expenses	$39,726	$—	$39,726	$—	$39,726
Securities Sold Under Agreements to Repurchase	26,000	—	26,000	—	26,000
Payable to Employees and Related Parties	31,703	—	31,703	—	31,703
Notes Payable	375,062	—	382,274	—	382,274
(1)Includes Accounts Receivable, as well as long-term receivables, which are included in Other Assets on the Consolidated Statements of Financial Condition.
(2)Includes current and long-term contract assets included in Other Current Assets and Other Assets on the Consolidated Statements of Financial Condition.
(3)Includes current and long-term Notes Payable included in Current Portion of Notes Payable and Notes Payable on the Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 13 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2020	2019
Furniture and Equipment	$77,558	$64,153
Leasehold Improvements	163,993	133,820
Computer and Technology-related	46,853	46,213
Total	288,404	244,186
Less: Accumulated Depreciation and Amortization	(139,572)	(117,387)
Furniture, Equipment and Leasehold Improvements, Net	$148,832	$126,799
Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $24,640, $22,946 and $17,855 for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, the Company recognized Special Charges, Including Business Realignment Costs, of $3,320, $4,370 and $2,058 for the years ended December 31, 2020, 2019 and 2018, respectively, related to the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives. See Note 6 for further information. The Company also recorded $480 in Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2020, for charges related to the impairment of leasehold improvements resulting from the wind-down of the Company's businesses in Mexico. See Notes 5 and 6 for further information.
Other Assets on the Consolidated Statements of Financial Condition includes capitalized costs associated with cloud computing arrangements of $7,033 as of December 31, 2020.
Note 14 – Notes Payable
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2020, the Company was in compliance with all of these covenants.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2020, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of December 31, 2020 and 2019:

			Carrying Value(a)
			December 31,
Note	Maturity Date	Effective Annual Interest Rate	2020	2019
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$37,974	$37,873
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,702	66,581
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,651	47,595
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,858	16,842
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,325	74,282
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,449	59,422
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,627	39,613
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	33,906	32,854
Total			$376,492	$375,062
Less: Current Portion of Notes Payable			(37,974)	—
Notes Payable			$338,518	$375,062
(a)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
As of December 31, 2020, the future payments required on the Notes Payable, including principal and interest, were as follows:

2021	$54,883
2022	15,956
2023	81,204
2024	12,452
2025	12,452
Thereafter	328,289
Total	$505,236
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Effective January 1, 2020, the Evercore Plan was amended to provide for a matching contribution from the Company to be made for eligible participants, as defined by the Evercore Plan. The matching contribution from the Company will be made annually pursuant to a discretionary formula. The matching contribution will be determined as 100% of up to 3% of eligible compensation, defined as salary plus cash bonus compensation, to a maximum of $3 per employee. Catch-up contributions will not be matched. Participants will vest 100% in the matching contribution from the Company upon completion of three years of service.
The Company made no contributions to the Evercore Plan for each of the years ended December 31, 2020, 2019 and 2018.
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
The Evercore Europe Plan, for employees starting after July 2011, has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue. Evercore U.K. has a minimum annualized contribution of 15.0% of an employee's salary. Employees are also eligible to contribute a percentage of their salary to the Evercore Europe Plan, however, any contribution made does not entitle them to a matching contribution from Evercore U.K.
The Company made contributions to the Evercore Europe Plan of $3,173, $2,972 and $2,915 for the years ended December 31, 2020, 2019 and 2018, respectively.
Evercore ISI U.K. Personal Pension Plan – For employees of Evercore ISI U.K., a personal pension plan is available for all employees to contribute a percentage of their salary. The Company contributed up to 5% of an employee's salary through March 2018; starting in April 2018, the Company contributes up to 6% of an employee's salary. The Company made contributions to the Evercore ISI U.K. Personal Pension Plan of $86, $124 and $137 for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 16 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on February 2, 2021, a quarterly cash dividend of $0.61 per share, to the holders of record of Class A Shares as of February 26, 2021, which will be paid on March 12, 2021. During the year ended December 31, 2020, the Company declared and paid dividends of $2.35 per share, totaling $95,226, and accrued deferred cash dividends on unvested RSUs, totaling $13,734. During the year ended December 31, 2020, the Company also paid deferred cash dividends of $11,356. During the year ended December 31, 2019, the Company declared and paid dividends of $2.24 per share, totaling $89,407, and accrued deferred cash dividends on unvested RSUs, totaling $14,642. During the year ended December 31, 2019, the Company also paid deferred cash dividends of $7,396.
Treasury Stock – During the year ended December 31, 2020, the Company purchased 1,068 Class A Shares from employees at market values ranging from $38.23 to $104.38 per share (at an average cost per share of $76.51), primarily for the net settlement of stock-based compensation awards, and 854 Class A Shares at market values ranging from $58.28 to $81.96 per share (at an average cost per share of $75.93) pursuant to the Company's share repurchase program. The aggregate 1,922 Class A Shares were purchased at an average cost per share of $76.25, and the result of these purchases was an increase in Treasury Stock of $146,559 on the Company's Consolidated Statement of Financial Condition as of December 31, 2020. During the year ended December 31, 2019, the Company purchased 1,039 Class A Shares primarily from employees at market values ranging from $71.11 to $96.22 per share (at an average cost per share of $89.15), primarily for the net settlement of stock-based compensation awards, and 2,360 Class A Shares at market values ranging from $73.18 to $92.33 per share (at an average cost per share of $80.69) pursuant to the Company's share repurchase program. The aggregate 3,399 Class A Shares were purchased

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
at an average cost per share of $83.28 and the result of these purchases was an increase in Treasury Stock of $283,081 on the Company's Consolidated Statement of Financial Condition as of December 31, 2019.
LP Units – During the year ended December 31, 2020, 899 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $9 and $37,674, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2020. During the year ended December 31, 2019, 353 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $3 and $15,138, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2019. See Note 22 for further discussion.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2020, Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,287) and ($4,471), respectively.
The substantially complete liquidation of the Company's businesses in Mexico resulted in the reclassification of $20,337 of cumulative foreign currency translation losses from Accumulated Other Comprehensive Income (Loss) on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2020. See Note 5 for further information.
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

	December 31,
	2020	2019	2018
Subsidiary:
Evercore LP	11%	12%	11%
EWM(1)	26%	30%	43%
Private Capital Advisory L.P. ("PCA")(2)	—%	—%	10%
Real Estate Capital Advisory ("RECA")(3)	38%	38%	38%
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Changes in Noncontrolling Interest for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Beginning balance	$256,534	$249,819	$252,404

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	62,106	56,225	65,611
Other Comprehensive Income (Loss)	7,366	513	(203)
Total Comprehensive Income	69,472	56,738	65,408

Evercore LP Units Exchanged for Class A Shares	(37,683)	(15,142)	(46,594)

Amortization and Vesting of LP Units	14,618	27,890	19,860

Other Items:
Distributions to Noncontrolling Interests	(44,915)	(54,706)	(41,413)
Issuance of Noncontrolling Interest	540	3,368	1,165
Purchase of Noncontrolling Interest	(138)	(11,433)	(1,011)
Total Other Items	(44,513)	(62,771)	(41,259)

Ending balance	$258,428	$256,534	$249,819
Other Comprehensive Income – Other Comprehensive Income (Loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Securities and Investments, net, of ($223), ($82) and ($43) for the years ended December 31, 2020, 2019 and 2018, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of $561, $595 and ($160) for the years ended December 31, 2020, 2019 and 2018, respectively.
The substantially complete liquidation of the Company's businesses in Mexico resulted in the reclassification of $7,028 of cumulative foreign currency translation losses from Noncontrolling Interest on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2020. See Note 5 for further information.
LP Units Exchanged – During the year ended December 31, 2020, 899 LP Units were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $37,683 and an increase to Additional-Paid-In-Capital of $37,674 on the Company's Consolidated Statement of Financial Condition as of December 31, 2020. See Note 16 for further information.
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
Interests Purchased – During 2020, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $1,703 (which was paid in cash of $852 during the year ended December 31, 2020 and through the issuance of notes payable of $851, included within Other Current Liabilities on the Consolidated Statement of Financial Condition as of December 31, 2020). This purchase resulted in a decrease to Noncontrolling Interest of $138 and a decrease to Additional Paid-In-Capital of $1,565, on the Company's Consolidated Statement of Financial Condition as of December 31, 2020.
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
In addition, LP Units were exchanged for Class A Shares during the years ended December 31, 2020, 2019 and 2018. See Note 16 for further information.
Note 18 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the years ended December 31, 2020, 2019 and 2018 are described and presented below.

	For the Years Ended December 31,
	2020	2019	2018
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$350,574	$297,436	$377,240
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,553	39,994	40,595
Basic net income per share attributable to Evercore Inc. common shareholders	$8.64	$7.44	$9.29
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$350,574	$297,436	$377,240
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$350,574	$297,436	$377,240
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,553	39,994	40,595
Assumed exchange of LP Units for Class A Shares(a)(b)	72	718	1,378
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	1,578	2,082	2,906
Shares that are contingently issuable(c)	420	400	400
Diluted weighted average Class A Shares outstanding	42,623	43,194	45,279
Diluted net income per share attributable to Evercore Inc. common shareholders	$8.22	$6.89	$8.33
(a)The Company previously had outstanding Class J LP Units, which converted into Class E LP Units and ultimately became exchangeable into Class A Shares on a one-for-one basis. As of December 31, 2020, no Class J LP Units remained issued or outstanding. See Note 19 for further information. During the years ended December 31, 2020, 2019 and 2018, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.
(b)The Company has outstanding Class A and E LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the years ended December 31, 2020, 2019 and 2018, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 5,126, 5,254 and 5,075 for the years ended December 31, 2020, 2019 and 2018, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $45,578, $39,940 and $46,060 for the years ended December 31, 2020, 2019 and 2018, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.
(c)The Company has outstanding Class I-P Units which are contingently exchangeable into Class I LP Units, and ultimately Class A Shares, and outstanding Class K-P Units which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P Units and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 420 for the year ended December 31, 2020 and 400 for each of the years ended December 31, 2019 and 2018.
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
In July 2017, the Company exchanged all of the previously outstanding 4,148 Class H limited partnership interests of Evercore LP ("Class H LP Interests") for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units converted into an equal amount of Class E LP Units, and became exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units had the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company expensed the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $1,067, $18,101 and $15,054 for the years ended December 31, 2020, 2019 and 2018, respectively.
On February 15, 2020, 223 Class J LP Units vested and were converted to an equal amount of Class E LP Units. Following the conversion, no Class J LP Units remain issued and outstanding.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The following table summarizes activity related to the LP Units for the Company's equities business during the year ended December 31, 2020:

Class J LP Units
	Number of Units	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2020	223	$4,311
Granted	—	—
Modified	—	—
Forfeited	—	—
Vested	(223)	(4,311)
Unvested Balance at December 31, 2020	—	$—
Other Performance-based Awards – In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of a current Co-Chief Executive Officer (then Executive Chairman). These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $4,632 for the year ended December 31, 2020 and $4,619 for each of the years ended December 31, 2019 and 2018.
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
These Class K-P Units may convert into a maximum of 460 Class K LP Units, contingent upon the achievement of certain defined benchmarks and continued service, as described above. The Company determined the grant date fair value of these awards probable to vest as of December 31, 2020 to be $34,684, related to 403 Class K Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Compensation expense related to the Class K-P Units was $8,920, $3,690 and $1,200 for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, the total compensation cost not yet recognized related to the Class I-P Units and Class K-P Units, including awards which are subject to performance conditions, was $21,112. The weighted-average period over which this compensation cost is expected to be recognized is 26 months.
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
During 2016, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "2016 Plan"). The 2016 Plan, among other things, authorized an additional 10,000 shares of the Company's Class A Shares.
During 2020, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Amended 2016 Plan"), which amended the 2016 Plan. The Amended 2016 Plan, among other things, authorizes an

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
additional 6,000 shares of the Company's Class A Shares. The Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plans. The total shares available to be granted in the future under the Amended 2016 Plan was 7,047 as of December 31, 2020.
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
The Company had 199 RSUs which were fully vested but not delivered as of December 31, 2020.
Equity Grants
    2020 Equity Grants. During 2020, pursuant to the above Stock Incentive Plans, the Company granted employees 1,946 RSUs that are Service-based Awards. Service-based Awards granted during 2020 had grant date fair values of $44.21 to $93.19 per share, with an average value of $80.94 per share, for an aggregate fair value of $157,508, and generally vest ratably over four years. During 2020, 2,715 Service-based Awards vested and 121 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $192,070 for the year ended December 31, 2020.
The following table summarizes activity related to Service-based Awards during the year ended December 31, 2020:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2020	6,414	$527,456
Granted	1,946	157,508
Modified	—	—
Forfeited	(121)	(10,458)
Vested	(2,715)	(209,388)
Unvested Balance at December 31, 2020	5,524	$465,118

As of December 31, 2020, the total compensation cost related to unvested Service-based Awards not yet recognized was $226,584. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. The weighted-average period over which this compensation cost is expected to be recognized is 21 months.
2019 Equity Grants. During 2019, pursuant to the 2016 Plan, the Company granted employees 2,598 RSUs that are Service-based Awards. Service-based Awards granted during 2019 had grant date fair values of $72.11 to $96.22 per share, with an average value of $91.04 per share, for an aggregate fair value of $236,529. During 2019, 2,473 Service-based Awards vested and 121 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $208,786 for the year ended December 31, 2019.
2018 Equity Grants. During 2018, pursuant to the 2016 Plan, the Company granted employees 1,968 RSUs that are Service-based Awards. Service-based Awards granted during 2018 had grant date fair values of $81.84 to $114.80 per share, with an average value of $95.01 per share, for an aggregate fair value of $186,964. During 2018, 2,523 Service-based Awards

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
vested and 70 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $171,354 for the year ended December 31, 2018.
Deferred Cash
Deferred Cash Compensation Program – The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and vests ratably over four years and requires payment upon vesting. The Company granted $181,165, $93,366, $82,592 and $3,750 of deferred cash awards pursuant to the deferred cash compensation program during the years ended December 31, 2020, 2019, 2018 and 2017, respectively.
Compensation expense related to the Company's deferred cash compensation program was $112,216, $66,374 and $36,443 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company expects to pay an aggregate of $315,862 related to the Company's deferred cash compensation program at various dates through 2024 and total compensation expense related to these awards not yet recognized was $182,542. The weighted-average period over which this compensation cost is expected to be recognized is 28 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits, a component of current liabilities, on the Consolidated Statement of Financial Condition as of December 31, 2020.
Other Deferred Cash Awards – In November 2016, the Company granted a restricted cash award in conjunction with the appointment of a current Co-Chief Executive Officer (then Executive Chairman) with a target payment amount of $35,000, of which $11,000 vested on March 1, 2019, $6,000 vested on March 1, 2020, and $6,000 is scheduled to vest on each of the next three anniversaries of March 1, 2020, provided that the current Co-Chief Executive Officer continues to remain employed through each such vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following May 1, 2019, subject to a six month prior written notice requirement) or a change in control. The Company had the discretion to increase (by an amount up to $35,000) or decrease (by an amount up to $8,750) the total amount payable under this award.
In 2017, the Company granted deferred cash awards of $29,500 to certain employees. These awards vest in five equal installments over the period ending June 30, 2022, subject to continued employment. The Company recognizes expense for these awards ratably over the vesting period.
Compensation expense related to other deferred cash awards was $12,897, $26,827 and $21,987 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the total compensation cost related to other deferred cash awards not yet recognized was $16,555. The weighted-average period over which this compensation cost is expected to be recognized is 19 months.
2021 Equity and Deferred Cash Grants
During the first quarter of 2021, as part of the 2020 bonus awards, the Company granted to certain employees approximately 2,000 unvested RSUs pursuant to the Amended 2016 Plan, with a grant date fair value of approximately $232,000. These awards will generally vest over four years. In addition, during the first quarter of 2021, the Company granted approximately $99,000 of deferred cash compensation to certain employees, principally pursuant to the deferred cash compensation program. These awards will generally vest over four years.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2013 (the "2013 Long-term Incentive Plan") and January 1, 2017 (the "2017 Long-term Incentive Plan"). The 2013 Long-term Incentive Plan was paid in cash installments in 2017, 2018 and 2019. The 2017 Long-term Incentive Plan, which aggregate $48,631 of current liabilities and $70,560 of long-term liabilities on the Consolidated Statement of Financial Condition as of December 31, 2020, is due to be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2021, 2022 and 2023, subject to employment at the time of payment. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020. These awards are subject to retirement eligibility requirements after the performance criteria has been achieved. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded $21,808, $31,931 and $42,745 of expense for the years ended December 31, 2020, 2019 and 2018,

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
respectively. The Company distributed cash payments of $19,516 and $4,532 during the years ended December 31, 2019 and 2018, respectively, related to the 2013 Long-term Incentive Plan.
As of December 31, 2020, the total remaining expense to be recognized for the 2017 Long-term Incentive Plan over the future vesting period ending March 15, 2023 is $25,692.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $20,411, $20,421 and $17,971 for the years ended December 31, 2020, 2019 and 2018, respectively. The remaining unamortized amount of these awards was $33,033 as of December 31, 2020.
Other
The total income tax benefit related to share-based compensation arrangements recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 was $46,572, $49,251 and $39,958, respectively.
Separation and Transition Benefits
During 2020, the Company completed a review of operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review, which began in the fourth quarter of 2019, generated reductions of approximately 8% of the Company's headcount.
In conjunction with the employment reductions, for the years ended December 31, 2020 and 2019, the Company incurred expenses related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") of $30,340 and $1,578, respectively, and the acceleration of the amortization of share-based payments previously granted to affected employees of $10,916 and $1,272 (related to 156 and 22 RSUs), respectively, each recorded in Special Charges, Including Business Realignment Costs, primarily within the Investment Banking segment, on the Company's Consolidated Statements of Operations. In conjunction with these arrangements, the Company distributed cash payments of $26,492 and $377 for the years ended December 31, 2020 and 2019, respectively.
The Company granted separation and transition benefits to certain employees, resulting in expense included in Employee Compensation and Benefits, primarily within the Investment Banking segment, of $8,145 and $9,420 for the years ended December 31, 2019 and 2018, respectively. This is comprised of expense related to Termination Costs of $6,178 and $6,190, respectively, and expense related to the acceleration of the amortization of share-based payments of $1,967 and $3,230, respectively, for the years ended December 31, 2019 and 2018. In conjunction with these arrangements, the Company distributed cash payments of $6,035 and $8,565 for the years ended December 31, 2019 and 2018, respectively.
The Company also granted separation and transition benefits to certain employees, resulting in expense included in Special Charges, Including Business Realignment Costs, of $2,024 for the year ended December 31, 2018. See Note 6 for further information.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The following table presents the change in the Company's Termination Costs liability for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Beginning Balance	$1,151	$505
Termination Costs Incurred	30,340	7,756
Cash Benefits Paid	(26,492)	(6,412)
Non-Cash Charges	(410)	(698)
Ending Balance	$4,589	$1,151
Note 20 – Commitments and Contingencies
Private Equity – As of December 31, 2020, the Company had unfunded commitments for capital contributions of $11,975 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of December 31, 2020. Drawings under this facility bear interest at the prime rate. On March 11, 2019, East drew down $30,000 on this facility, which was repaid on May 3, 2019. East amended this facility on October 30, 2020 such that, among other things, the interest rate provisions were modified to LIBOR plus 150 basis points and the maturity date was extended to October 31, 2022 (as amended, the "Existing PNC Facility").
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20,000, to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of December 31, 2020. On October 30, 2020, East amended this facility such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $30,000. Drawings under this facility will bear interest at LIBOR plus 180 basis points and the maturity date was extended to October 31, 2022. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of December 31, 2020.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Tax Receivable Agreement – As of December 31, 2020, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $86,751. The Company expects to pay to the counterparties to the Tax Receivable Agreement $9,891 within one year or less, $20,586 in one to three years, $19,572 in three to five years and $36,702 after five years.
Other Commitments – The Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $81 and $2,008 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the Company had a remaining commitment of $274 for contingent consideration related to its acquisition of Kuna & Co. KG.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2020	2019	2018
Cash and Cash Equivalents	$829,598	$633,808	$790,590
Restricted Cash included in Other Assets	8,626	10,078	9,506
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$838,224	$643,886	$800,096
Restricted Cash included in Other Assets on the Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Futures Contracts – In February 2020, the Company entered into four-month futures contracts on a stock index fund with a notional amount of $38,908, and in April 2019, the Company entered into three-month futures contracts on a stock index fund with a notional amount of $14,815, as an economic hedge against the Company's deferred cash compensation program. These contracts settled in June 2020 and June 2019, respectively. In accordance with ASC 815, these contracts are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized gains (losses) of ($3,998) and $59 for the years ended December 31, 2020 and 2019, respectively.
Foreign Exchange – On occasion, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of December 31, 2020.
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
Note 21 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of December 31, 2020 and 2019 was $586,814 and $331,510, respectively, which exceeded the minimum net capital requirement by $586,564 and $331,260, respectively.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2020.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of December 31, 2020.
Note 22 – Income Taxes
As a result of the Company's formation and initial public offering, collectively referred to as the reorganization, the operating business entities of the Company were restructured and a portion of the Company's income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2020 and 2019 were $15,346 and $3,400, respectively.
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
Additionally, the Company is subject to the income tax effects associated with the new global intangible low-taxed income ("GILTI") provisions in the period incurred. For the years ended December 31, 2020, 2019 and 2018, no additional income tax expense associated with the GILTI provisions has been recognized.
The following table presents the U.S. and non-U.S. components of Income before income tax expense:

	For the Years Ended December 31,
	2020	2019	2018
U.S.	$407,015	$359,496	$449,171
Non-U.S.	71,710	32,986	36,589
Income before Income Tax Expense(a)	$478,725	$392,482	$485,760
(a)Net of Noncontrolling Interest.
The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 consist of:

	For the Years Ended December 31,
	2020	2019	2018
Current:
Federal	$73,119	$72,712	$80,690
Foreign	20,360	6,134	7,360
State and Local	20,848	26,703	24,451
Total Current	114,327	105,549	112,501
Deferred:
Federal	9,640	(2,169)	(4,771)
Foreign	3,290	(5,022)	(61)
State and Local	894	(3,312)	851
Total Deferred	13,824	(10,503)	(3,981)
Total	$128,151	$95,046	$108,520

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the Years Ended December 31,
	2020	2019	2018
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	21.0%	21.0%	21.0%
Increase Due to State and Local Taxes	3.7%	4.2%	3.6%
Rate Benefits as a Limited Liability Company/Flow Through	(2.2)%	(2.5)%	(2.6)%
Foreign Taxes	(1.1)%	(0.1)%	0.2%
Non-Deductible Expenses(1)	0.7%	1.6%	1.2%
ASU 2016-09 Benefit for Stock Compensation	—%	(2.7)%	(4.2)%
Tax Cuts and Jobs Act - Primarily Related to the Re-measurement of Net Deferred Tax Assets	—%	—%	0.1%
Valuation Allowances	1.8%	0.3%	0.3%
Other Adjustments	(0.2)%	(0.6)%	0.1%
Effective Income Tax Rate	23.7%	21.2%	19.7%
(1)Primarily related to non-deductible share-based compensation expense.
During 2018, the Company finalized the provisional tax impact of the Tax Cuts and Jobs Act resulting in an additional charge of $399, primarily related to the re-measurement of net deferred tax assets. In conjunction with the enactment of the Tax Cuts and Jobs Act, the Company's effective tax rate for the year ended December 31, 2018 was reduced by 12.3 percentage points, before the impact of ASU 2016-09. The effective tax rate for the years ended December 31, 2020, 2019 and 2018 also reflects the application of ASU 2016-09, which was adopted effective January 1, 2017. ASU 2016-09 requires that the tax deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price be reflected in income tax expense. The effective tax rate reflects net excess tax benefits and deficiencies associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price. The Company's Provision for Income Taxes reflects an additional tax expense of $17 for the year ended December 31, 2020 and an additional tax benefit of $12,229 and $23,350 for the years ended December 31, 2019 and 2018, respectively, and resulted in a reduction in the effective tax rate of 2.7 and 4.2 percentage points for the years ended December 31, 2019 and 2018, respectively. The effective tax rate for 2020, 2019 and 2018 also reflects the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Deferred Tax Assets:
Depreciation and Amortization	$24,179	$37,912
Compensation and Benefits	90,787	85,567
Step up in tax basis due to the exchange of LP Units for Class A Shares(1)	90,157	99,979
Step up in tax basis due to the exchange of LP Units for Class A Shares(2)	46,215	41,286
Operating Lease(3)	80,446	58,497
Other	21,478	20,617
Total Deferred Tax Assets	$353,262	$343,858
Deferred Tax Liabilities:
Operating Lease(3)	$63,460	$46,682
Goodwill, Intangible Assets and Other	12,873	19,012
Total Deferred Tax Liabilities	$76,333	$65,694
Net Deferred Tax Assets Before Valuation Allowance	276,929	278,164
Valuation Allowance	(19,067)	(9,573)
Net Deferred Tax Assets	$257,862	$268,591
(1)Step-up in the tax basis associated with the exchange of LP Units for holders which have a tax receivable agreement.
(2)Step-up in the tax basis associated with the exchange of LP Units for holders which do not have a tax receivable agreement.
(3)As discussed in Note 2, in 2019, the Company adopted ASC 842 using the modified retrospective approach as of the date of adoption, which resulted in the recognition of operating lease right-of-use assets and lease liabilities.
The $10,729 decrease in net deferred tax assets from December 31, 2019 to December 31, 2020 was primarily attributable to the net $13,406 decrease in compensation and benefits, depreciation and amortization, as well as the step-up in basis of the tangible and intangible assets of Evercore LP, as discussed below. In addition, management has weighed both the positive and negative evidence and determined that it was appropriate to establish a valuation allowance of $9,494, primarily related to the substantial liquidation of its operations in Mexico. See Note 5 for further information.
During 2020, the LP holders exchanged 822 Class A and Class E LP Units for Class A Shares, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. The exchange of Class E and certain Class A LP Units resulted in a $8,641 step-up in the tax basis of the tangible and intangible assets of Evercore LP and a corresponding increase to Additional Paid-In-Capital on the Company's Consolidated Statement of Financial Condition as of December 31, 2020. Further, there was an exchange of 77 Class A LP Units that triggered an additional liability under the Tax Receivable Agreement that was entered into in 2006 between the Company and the LP Unit holders for the year ended December 31, 2020. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $1,568, $1,333 and $235, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2020. See Note 16 for further discussion.
The Company reported an increase in deferred tax assets of $458 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $7,772 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2020. The Company reported an increase in deferred tax assets of $173 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $1,306 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2019.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
A reconciliation of the changes in tax positions for the years ended December 31, 2020, 2019 and 2018 is as follows:

	December 31,
	2020	2019	2018
Beginning unrecognized tax benefit	$494	$—	$—
Additions for tax positions of prior years	—	616	—
Reductions for tax positions of prior years	—	—	—
Lapse of Statute of Limitations	(118)	(122)	—
Decrease due to settlement with Taxing Authority	—	—	—
Ending unrecognized tax benefit	$376	$494	$—
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. As of December 31, 2020, there were $376 of unrecognized tax benefits that, if recognized, $306 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $59 and $2, respectively, during the year ended December 31, 2020. In 2020, the Company recognized tax benefits of ($42) and ($3) of interest and penalties, respectively, associated with the lapse of the statute of limitations. As of December 31, 2019, there were $494 of unrecognized tax benefits that, if recognized, $402 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $216 and $13, respectively, during the year ended December 31, 2019. In 2019, the Company recognized tax benefits of ($41) and ($3) of interest and penalties, respectively, associated with the lapse of the statute of limitations. The Company had no unrecognized tax benefits from January 1, 2018 through December 31, 2018.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company and its affiliates are currently under examination by New York City for tax years 2014 through 2016 and New York State for tax years 2013 through 2015. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2015.
Note 23 – Concentrations of Credit Risk
Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, investment securities, foreign government obligations and receivables from clients. The Company has placed substantially all of its Cash and Cash Equivalents in interest-bearing deposits in U.S. commercial banks and U.S. investment banks that meet certain rating and capital requirements, as well as treasury bills. The Company's foreign subsidiaries maintain substantially all of their Cash and Cash Equivalents in interest bearing accounts at large commercial banking institutions domiciled in their respective countries of operation. Concentrations of credit risk are limited due to the quality of the Company's clients.
Credit Risks
The Company maintains its cash and cash equivalents, as well as certificates of deposit, with financial institutions with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured ("FDIC") limits or enter into sweep arrangements where banks will periodically transfer a portion of the Company's excess cash position to a money market fund. However, the Company believes that it is not exposed to significant credit risk due to the financial position of the depository institutions or investment vehicles in which those deposits are held.
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts to provide coverage for probable losses from customer receivables and determines the adequacy of the allowance by estimating the probability of loss based on the Company's analysis of historical credit loss experience of the Company's client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
At December 31, 2020 and 2019, total receivables recorded in Accounts Receivable amounted to $368,346 and $296,355, respectively, net of an allowance, and total receivables recorded in Other Assets amounted to $70,975 and $63,554, respectively. The Company recorded bad debt expense of $6,878, $10,451 and $3,365 for the years ended December 31, 2020, 2019 and 2018, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2020, total contract assets recorded in Other Current Assets and Other Assets amounted to $29,327 and $5,283, respectively. As of December 31, 2019, total contract assets recorded in Other Current Assets and Other Assets amounted to $31,525 and $2,504, respectively.
With respect to the Company's Investment Securities portfolio, which is comprised of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2020, the Company had Investment Securities of $1,060,836, of which 90% were treasury bills and 10% were equity securities and exchange-traded funds.
Periodically, the Company provides compensation to new and existing employees in the form of loans and/or other cash awards, which include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. See Note 19 for further information.
Note 24 – Segment Operating Results
Business Segments – The Company's business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Investment Management includes advising third-party investors in Institutional Asset Management and Wealth Management and interests in private equity funds which are not managed by the Company. The Company completed the sales of its ECB businesses in 2020. In addition, in 2020, the Company completed the transition of its advisory presence in Mexico to a strategic alliance relationship with a newly-formed independent strategic advisory firm founded by certain former employees. See Note 5 for further information.
The Company's segment information for the years ended December 31, 2020, 2019 and 2018 is prepared using the following methodology:
•Revenue, expenses and income (loss) from equity method investments directly associated with each segment are included in determining pre-tax income.
•Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount, square footage and other performance and time-based factors.
•Segment assets are based on those directly associated with each segment, or for certain assets shared across segments, those assets are allocated based on the most relevant measures applicable, including headcount and other factors.
•Investment gains and losses, interest income and interest expense are allocated between the segments based on the segment in which the underlying asset or liability is held.
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income and income (losses) earned on investment securities, including our investment funds and futures contracts which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on the Company’s debt security investment in G5
•Adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
•Gains (losses) resulting from foreign currency fluctuations
•Principal trading and realized and unrealized gains and losses on interests in Private Equity funds which are not managed by the Company

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
•Interest expense associated with the Company’s Notes Payable, subordinated borrowings and lines of credit, as well as revenue and expenses associated with repurchase or resale transactions
•A net loss on the sales of the Company's businesses at ECB, as well as a loss related to the release of cumulative foreign exchange losses resulting from the sale and wind-down of the Company's businesses in Mexico in 2020
Each segment's Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, execution, clearing and custody fees, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, technology, human capital, facilities management and senior management activities.
Other Expenses include the following:
•Amortization of LP Units and Certain Other Awards – Includes amortization costs associated with the vesting of Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards.
•Special Charges, Including Business Realignment Costs – Includes the following expenses for the years ended December 31, 2020, 2019 and 2018:
◦2020 – Includes expenses related to separation and transition benefits and related costs as a result of the Company's review of its operations and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives, as well as charges related to the impairment of assets resulting from the wind-down of the Company's businesses in Mexico
◦2019 – Includes expenses related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York, the impairment of goodwill in the Company's Institutional Asset Management reporting unit and separation and transition benefits for certain employees terminated as a result of the Company's review of its operations
◦2018 – Includes expenses related to separation benefits and costs for the termination of certain contracts associated with closing the Company's agency trading platform in the U.K. and separation benefits and related charges associated with the Company's businesses in Mexico, as well as the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York
•Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, including costs in 2020 associated with the sale of the Company's ECB businesses.
•Fair Value of Contingent Consideration – Includes expense, or the reversal of expense, associated with changes in the fair value of contingent consideration issued to the sellers of certain of the Company's acquisitions.
•Intangible Asset and Other Amortization – Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2020	2019	2018
Investment Banking
Net Revenues(1)	$2,217,386	$1,951,795	$2,012,023
Operating Expenses	1,637,542	1,485,477	1,448,301
Other Expenses(2)	49,112	33,618	30,366
Operating Income	530,732	432,700	533,356
Income from Equity Method Investments	1,546	916	518
Pre-Tax Income	$532,278	$433,616	$533,874
Identifiable Segment Assets	$3,186,864	$2,393,647	$1,923,783
Investment Management
Net Revenues(1)	$46,519	$56,903	$52,682
Operating Expenses	50,473	48,645	43,940
Other Expenses(2)	345	3,247	21
Operating Income (Loss)	(4,299)	5,011	8,721
Income from Equity Method Investments	12,852	10,080	8,776
Pre-Tax Income	$8,553	$15,091	$17,497
Identifiable Segment Assets	$184,024	$204,966	$201,884
Total
Net Revenues(1)	$2,263,905	$2,008,698	$2,064,705
Operating Expenses	1,688,015	1,534,122	1,492,241
Other Expenses(2)	49,457	36,865	30,387
Operating Income	526,433	437,711	542,077
Income from Equity Method Investments	14,398	10,996	9,294
Pre-Tax Income	$540,831	$448,707	$551,371
Identifiable Segment Assets	$3,370,888	$2,598,613	$2,125,667

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2020	2019	2018
Investment Banking(A)	$(19,845)	$19,023	$(3,156)
Investment Management(B)	(7,878)	6,292	4,436
Total Other Revenue, net	$(27,723)	$25,315	$1,280
(A)Investment Banking Other Revenue, net, includes interest expense on the Notes Payable, subordinated borrowings and lines of credit of $18,197, $12,917 and $9,201 for the years ended December 31, 2020, 2019 and 2018, respectively. Investment Banking Other Revenue, net, also includes a loss of $21,070 related to the release of cumulative foreign exchange losses resulting from the sale and wind-down of the Company's businesses in Mexico for the year ended December 31, 2020.
(B)Investment Management Other Revenue, net, includes a net loss of $3,441 related to the sale of the Company's ECB businesses and a loss of $6,295 related to the release of cumulative foreign exchange losses resulting from the sale and wind-down of the Company's businesses in Mexico for the year ended December 31, 2020.
(2)Other Expenses are as follows:

	For the Years Ended December 31,
	2020	2019	2018
Investment Banking
Amortization of LP Units and Certain Other Awards	$1,067	$18,183	$15,241
Special Charges, Including Business Realignment Costs	46,600	7,202	5,012
Acquisition and Transition Costs	262	705	—
Fair Value of Contingent Consideration	—	—	1,485
Intangible Asset and Other Amortization	1,183	7,528	8,628
Total Investment Banking	49,112	33,618	30,366
Investment Management
Special Charges, Including Business Realignment Costs	45	2,939	—
Acquisition and Transition Costs	300	308	21
Total Investment Management	345	3,247	21
Total Other Expenses	$49,457	$36,865	$30,387
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Years Ended December 31,
	2020	2019	2018
Net Revenues:(1)
United States	$1,767,976	$1,464,551	$1,591,883
Europe and Other	497,102	501,425	438,602
Latin America	26,550	17,407	32,940
Total	$2,291,628	$1,983,383	$2,063,425
(1) Excludes Other Revenue, Including Interest and Investments, and Interest Expense.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company's total assets are located in the following geographical areas:

	December 31,
	2020	2019
Total Assets:
United States	$2,862,343	$2,158,347
Europe and Other	504,977	373,822
Latin America	3,568	66,444
Total	$3,370,888	$2,598,613

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 25 – Evercore Inc. (Parent Company Only) Financial Statements
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Equity Investment in Subsidiary	$1,419,718	$1,066,398
Deferred Tax Assets	237,595	244,965
Goodwill	15,236	15,236
Other Assets	25,603	18,704
TOTAL ASSETS	$1,698,152	$1,345,303
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Payable to Related Party	$9,891	$9,570
Other Current Liabilities	3,963	6,003
Current Portion of Notes Payable	37,974	—
Total Current Liabilities	51,828	15,573
Amounts Due Pursuant to Tax Receivable Agreements	76,860	84,952
Long-term Debt - Notes Payable	338,518	375,062
TOTAL LIABILITIES	467,206	475,587
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 72,195,283 and 68,698,675 issued at December 31, 2020 and 2019, respectively, and 40,750,225 and 39,176,010 outstanding at December 31, 2020 and 2019, respectively)	722	687
Class B, par value $0.01 per share (1,000,000 shares authorized, 48 and 84 issued and outstanding at December 31, 2020 and 2019, respectively)	—	—
Additional Paid-In-Capital	2,266,136	2,016,524
Accumulated Other Comprehensive Income (Loss)	(9,758)	(27,596)
Retained Earnings	798,573	558,269
Treasury Stock at Cost (31,445,058 and 29,522,665 shares at December 31, 2020 and 2019, respectively)	(1,824,727)	(1,678,168)
TOTAL STOCKHOLDERS' EQUITY	1,230,946	869,716
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,698,152	$1,345,303

See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019	2018
REVENUES
Other Revenue, Including Interest and Investments	$18,197	$12,915	$9,202
TOTAL REVENUES	18,197	12,915	9,202
Interest Expense	18,197	12,915	9,202
NET REVENUES	—	—	—
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	—	—	—
Equity in Income of Subsidiary	451,129	383,717	473,978
Provision for Income Taxes	100,555	86,281	96,738
NET INCOME	$350,574	$297,436	$377,240
See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$350,574	$297,436	$377,240
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Undistributed Income of Subsidiary	(451,129)	(383,717)	(473,978)
Deferred Taxes	11,395	(3,966)	(5,311)
Accretion on Long-term Debt	435	336	265
(Increase) Decrease in Operating Assets:
Other Assets	(6,899)	(18,704)	9,689
Increase (Decrease) in Operating Liabilities:
Taxes Payable	—	(30,749)	30,749
Net Cash Provided by (Used in) Operating Activities	(95,624)	(139,364)	(61,346)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	202,206	30,449	138,648
Net Cash Provided by Investing Activities	202,206	30,449	138,648
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Notes Payable	—	205,718	—
Dividends	(106,582)	(96,803)	(77,302)
Net Cash Provided by (Used in) Financing Activities	(106,582)	108,915	(77,302)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of Year	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of Year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Accrued Dividends	$13,734	$14,642	$12,288
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
Note C – Stockholders' Equity
The Company is authorized to issue 1,000,000 shares of Class A common stock ("Class A Shares"), par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2020, the Company has issued 72,195 Class A Shares. The Company canceled two shares of Class B common stock, which were held by limited partners of Evercore LP during 2020. During 2020, the Company purchased 1,068 Class A Shares primarily from employees at market values ranging from $38.23 to $104.38 per share (at an average cost per share of $76.51) primarily for the net settlement of stock-based compensation awards and 854 Class A Shares at market values ranging from $58.28 to $81.96 per share (at an average cost per share of $75.93) pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $146,559 on the Company's Statement of Financial Condition as of December 31, 2020. During the year ended December 31, 2020, the Company declared and paid dividends of $2.35 per share, totaling $95,226, which were wholly funded by the Company's sole subsidiary, Evercore LP, and accrued deferred cash dividends on unvested RSUs, totaling $13,734. During the year ended December 31, 2020, the Company also paid deferred cash dividends of $11,356, which were wholly funded by the Company's sole subsidiary, Evercore LP. Dividends are paid and treasury shares are repurchased by a subsidiary of Evercore Inc.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note E – Commitments and Contingencies
As of December 31, 2020, as discussed in Note 14 to the consolidated financial statements, the Company estimates the contractual obligations related to the 2016 and 2019 Private Placement Notes to be $505,236. Pursuant to the 2016 and 2019 Private Placement Notes, the Company expects to make payments to the notes' holders of $54,883 within one year or less, $97,160 in one to three years, $24,904 in three to five years and $328,289 after five years.
As of December 31, 2020, as discussed in Note 20 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $86,751. The company expects to pay to the counterparties to the Tax Receivable Agreement $9,891 within one year or less, $20,586 in one to three years, $19,572 in three to five years and $36,702 after five years.

SUPPLEMENTAL FINANCIAL INFORMATION
(dollars in thousands, except per share data)
Consolidated Quarterly Results of Operations (unaudited)
The following represents the Company's unaudited quarterly results for the years ended December 31, 2020 and 2019. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net Revenues	$927,308	$402,515	$507,075	$427,007
Total Expenses	600,593	338,829	420,346	377,704
Income Before Income from Equity Method Investments and Income Taxes	326,715	63,686	86,729	49,303
Income from Equity Method Investments	5,846	3,111	2,313	3,128
Income Before Income Taxes	332,561	66,797	89,042	52,431
Provision for Income Taxes	77,109	15,677	21,814	13,551
Net Income	255,452	51,120	67,228	38,880
Net Income Attributable to Noncontrolling Interest	35,075	8,510	10,816	7,705
Net Income Attributable to Evercore Inc.	$220,377	$42,610	$56,412	$31,175
Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Basic	$5.40	$1.05	$1.39	$0.78
Diluted	$5.02	$1.01	$1.35	$0.74
Dividends Declared Per Share of Class A Common Stock	$0.61	$0.58	$0.58	$0.58

	For the Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net Revenues	$660,127	$402,198	$531,046	$415,327
Total Expenses	503,404	331,854	404,212	331,517
Income Before Income from Equity Method Investments and Income Taxes	156,723	70,344	126,834	83,810
Income from Equity Method Investments	3,770	2,562	2,453	2,211
Income Before Income Taxes	160,493	72,906	129,287	86,021
Provision for Income Taxes	34,793	20,402	32,030	7,821
Net Income	125,700	52,504	97,257	78,200
Net Income Attributable to Noncontrolling Interest	20,516	9,226	15,515	10,968
Net Income Attributable to Evercore Inc.	$105,184	$43,278	$81,742	$67,232
Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Basic	$2.68	$1.09	$2.02	$1.66
Diluted	$2.48	$1.01	$1.88	$1.52
Dividends Declared Per Share of Class A Common Stock	$0.58	$0.58	$0.58	$0.50

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to accomplish their objectives at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in Internal Control - Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2020.
The Company's independent registered public accounting firm has issued its written attestation report on the Company's internal control over financial reporting, as included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Evercore Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2021

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
The Company posts its Code of Business Conduct and Ethics on the Corporate Governance webpage within the For Investors section of its website at http://investors.evercore.com under the link "Governance Documents." The Company's Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Co-Chairmen and Co-Chief Executive Officers, our Senior Chairman, our Chief Financial Officer and our Principal Accounting Officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2020

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	5,375,728	—	7,046,581
Equity compensation plans not approved by shareholders(3)	360,000	—	—
Total	5,735,728	—	7,046,581
(1)Includes shares that may be issued upon the vesting of RSUs and dividend equivalents accrued thereon.
(2)To date, we have issued RSUs which by their nature have no exercise price.
(3)Reflects 360,000 RSUs granted to John S. Weinberg in connection with his employment with the Company as its Executive Chairman. The RSUs were awarded in reliance on the employment inducement exception provided under Section 303A.08 of the New York Stock Exchange Listed Company Manual. See Note 19 to our consolidated financial statements for more information.
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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Evercore Inc., as filed with the Secretary of State of the State of Delaware on October 17, 2017(26)

3.2	Amended and Restated By-Laws, dated August 29, 2017(25)

4.1	Form of 4.34% Series E senior notes due 2029(29)

4.2	Form of 4.44% Series F senior notes due 2031(29)

4.3	Form of 4.54% Series G senior notes due 2033(29)

4.4	Form of 3.33% Series H senior notes due 2033(29)

10.1	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.2	Registration Rights Agreement, dated as of August 10, 2006(2)

10.3	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.4	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(4)

10.5	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman(5)

10.6	*Employment Agreement between the Registrant and Robert B. Walsh(3)

10.7	Form of Indemnification Agreement between the Registrant and each of its directors(1)

10.8	*Employment Agreement between the Registrant and Ralph L. Schlosstein(6)

10.9	Contribution and Exchange Agreement, dated February 11, 2010(7)

10.10
Purchase and Sale Agreement, dated as of March 4, 2010, by and among Evercore Partners Inc., Atalanta Sosnoff Capital LLC, Representative, LLC, in its capacity as the representative, the sellers and Martin T. Sosnoff(8)

10.11	Registration Rights Agreement, dated May 28, 2010(9)

10.12	Amended and Restated Limited Liability Partnership Deed In Relation to Evercore Partners International LLP and Lexicon Partnership LLP, dated August 19, 2011(10)

10.13
Purchase and Sale Agreement, dated as of November 11, 2011, by and among Evercore, the Company, the Representative, in its capacity as the representative and the Sellers, regarding the purchase of a non-controlling interest in ABS Investment Management, LLC(11)

10.14	*2012 Confidentiality, Non-Solicitation and Proprietary Information Agreement for Senior Managing Directors(12)

10.15	*Employment Agreement between Evercore Partners International LLP and Andrew Sibbald(14)

10.16	*Restricted Stock Unit Award Agreement effective as of January 29, 2013 between Evercore Partners Inc. and Ralph L. Schlosstein(13)

10.17	*Amended and Restated Evercore Partners Inc. 2006 Stock Incentive Plan(15)

10.18
Contribution and Exchange Agreement, dated as of August 3, 2014, among ISI Holding, Inc., ISI Holding II, Inc., ISI Management Holdings LLC, ISI Holding, LLC, Edward S. Hyman, the holders of the Management Holdings management units set forth on Annex A thereto, Evercore LP, Evercore Partners Inc. and the Founder, solely in his capacity as the holders' representative(16)

10.19	*Employment Agreement between the Registrant and Edward S. Hyman(17)

10.20	*Cash Unit Award Agreement(18)

10.21	*Form Restricted Stock Unit Award Agreement for U.S. Employees(18)

10.22	Form of Note Purchase Agreement, dated March 30, 2016(19)

10.23	Loan Agreement, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(20)

10.24	Borrowing Base Rider, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(20)

10.25	Committed Line of Credit Note, dated as of June 24, 2016, made by Evercore Partners Services East L.L.C., as borrower(20)

10.26	*Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(21)

10.27	*Employment Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(22)

10.28	*Incentive Subscription Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(22)

10.29	*Restricted Stock Unit Award Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(22)

10.30	*Confidentiality, Non-Solicitation and Proprietary Information Agreement, dated as of November 15, 2016, by and between Evercore Partners Inc. and John S. Weinberg(22)

10.31	*2017 Form Restricted Stock Unit Award Agreement for U.S. Employees(23)

10.32	*2017 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(23)

10.33	*2017 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(23)

10.34	Letter from PNC Bank, National Association, as lender, to Evercore Partners Services East L.L.C., as borrower, dated June 14, 2017(24)

10.35
Seventh Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of November 1, 2017, by and among Evercore Inc., as general partner, and the Limited Partners (as defined therein) of the Partnership(27)

10.36	Letter from PNC Bank, National Association, as lender, to Evercore Partners Services East L.L.C., as borrower, dated June 21, 2018(28)

10.37	*2019 Form Restricted Stock Unit Award Agreement for U.S. Employees(28)

10.38	Form of Note Purchase Agreement, dated as of August 1, 2019(29)

10.39	Amended and Restated 2016 Evercore Inc. Stock Incentive Plan, Israeli Appendix(30)

10.40	*Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(31)

11	Not included as a separate exhibit - earnings per share can be determined from Note 18 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in Inline XBRL (and contained in Exhibit 101)
(1)Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-134087), as amended, originally filed with the SEC on May 12, 2006.
(2)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.
(3)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.
(4)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.
(5)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.
(6)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.
(7)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 16, 2010.
(8)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 5, 2010.
(9)Incorporated by Reference to the Registrant's Registration Statement on Form S-3 (Registration No. 833-171487), as amended, originally filed with the SEC on December 30, 2010.

(10)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 25, 2011.
(11)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 14, 2011.
(12)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 29, 2012.
(13)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 29, 2013.
(14)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2013.
(15)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2013.
(16)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 4, 2014.
(17)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2015.
(18)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2016.
(19)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 31, 2016.
(20)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016.
(21)Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 28, 2016.
(22)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 18, 2016.
(23)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2017.
(24)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2017.
(25)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on September 1, 2017.
(26)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2017.
(27)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 23, 2018.
(28)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 22, 2019.
(29)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q Commission File No. 001-32975), for the period ended June 30, 2019.
(30)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q Commission File No. 001-32975), for the period ended September 30, 2019.
(31)Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 24, 2020.

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
Date: February 25, 2021
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 25th day of February, 2021.

Signature	Title

/s/ RALPH SCHLOSSTEIN	Co-Chief Executive Officer and Co-Chairman
Ralph Schlosstein

/s/ JOHN S. WEINBERG	Co-Chief Executive Officer and Co-Chairman
John S. Weinberg

/s/ ROGER C. ALTMAN	Senior Chairman
Roger C. Altman

/s/ RICHARD I. BEATTIE	Director
Richard I. Beattie

/s/ PAMELA G. CARLTON	Director
Pamela G. Carlton

/s/ ELLEN V. FUTTER	Director
Ellen V. Futter

/s/ GAIL B. HARRIS	Director
Gail B. Harris

/s/ ROBERT B. MILLARD	Director
Robert B. Millard

/s/ WILLARD J. OVERLOCK, JR.	Director
Willard J. Overlock, Jr.

/s/ SIR SIMON M. ROBERTSON	Director
Sir Simon M. Robertson

/s/ WILLIAM J. WHEELER	Director
William J. Wheeler

/s/ SARAH K. WILLIAMSON	Director
Sarah K. Williamson

/s/ KENDRICK R. WILSON III	Director
Kendrick R. Wilson III

/s/ ROBERT B. WALSH	Chief Financial Officer (Principal Financial Officer)
Robert B. Walsh

/s/ PAUL PENSA	Controller (Principal Accounting Officer)
Paul Pensa