Form 10-Q
period 2021-03-31
Evercore Inc.
filed 2021-05-06
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 23, 2021 was 40,949,919. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 23, 2021 was 47 (excluding 53 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and Cash Equivalents	$410,848	$829,598
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $147,995 and $402,824 at March 31, 2021 and December 31, 2020, respectively)	873,117	1,060,836
Accounts Receivable (net of allowances of $2,017 and $5,372 at March 31, 2021 and December 31, 2020, respectively)	356,430	368,346
Receivable from Employees and Related Parties	23,074	23,593
Other Current Assets	78,671	92,231
Total Current Assets	1,742,140	2,374,604
Investments	86,360	86,681
Deferred Tax Assets	256,491	257,862
Operating Lease Right-of-Use Assets	262,173	270,498
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $146,412 and $139,572 at March 31, 2021 and December 31, 2020, respectively)	150,537	148,832
Goodwill	129,232	129,126
Intangible Assets (net of accumulated amortization of $3,023 and $2,932 at March 31, 2021 and December 31, 2020, respectively)	607	698
Other Assets	98,373	102,587
Total Assets	$2,725,913	$3,370,888
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$326,082	$778,043
Accounts Payable and Accrued Expenses	40,770	37,961
Payable to Employees and Related Parties	47,042	24,047
Operating Lease Liabilities	43,654	42,871
Taxes Payable	1,809	15,346
Current Portion of Notes Payable	—	37,974
Other Current Liabilities	32,845	127,691
Total Current Liabilities	492,202	1,063,933
Operating Lease Liabilities	294,644	300,275
Notes Payable	376,491	338,518
Amounts Due Pursuant to Tax Receivable Agreements	78,884	76,860
Other Long-term Liabilities	49,295	101,928
Total Liabilities	1,291,516	1,881,514
Commitments and Contingencies (Note 16)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 74,521,960 and 72,195,283 issued at March 31, 2021 and December 31, 2020, respectively, and 41,136,472 and 40,750,225 outstanding at March 31, 2021 and December 31, 2020, respectively)	745	722
Class B, par value $0.01 per share (1,000,000 shares authorized, 47 and 48 issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	—	—
Additional Paid-In-Capital	2,322,421	2,266,136
Accumulated Other Comprehensive Income (Loss)	(8,397)	(9,758)
Retained Earnings	914,120	798,573
Treasury Stock at Cost (33,385,488 and 31,445,058 shares at March 31, 2021 and December 31, 2020, respectively)	(2,059,581)	(1,824,727)
Total Evercore Inc. Stockholders' Equity	1,169,308	1,230,946
Noncontrolling Interest	265,089	258,428
Total Equity	1,434,397	1,489,374
Total Liabilities and Equity	$2,725,913	$3,370,888
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Revenues
Investment Banking:
Advisory Fees	$511,918	$358,564
Underwriting Fees	79,257	21,118
Commissions and Related Revenue	53,526	55,566
Asset Management and Administration Fees	14,949	12,747
Other Revenue, Including Interest and Investments	7,230	(14,948)
Total Revenues	666,880	433,047
Interest Expense	4,570	6,040
Net Revenues	662,310	427,007
Expenses
Employee Compensation and Benefits	395,390	270,742
Occupancy and Equipment Rental	18,709	18,910
Professional Fees	21,607	16,966
Travel and Related Expenses	2,292	16,151
Communications and Information Services	14,029	12,567
Depreciation and Amortization	6,641	6,871
Execution, Clearing and Custody Fees	3,552	4,186
Special Charges, Including Business Realignment Costs	—	23,676
Acquisition and Transition Costs	7	8
Other Operating Expenses	5,875	7,627
Total Expenses	468,102	377,704
Income Before Income from Equity Method Investments and Income Taxes	194,208	49,303
Income from Equity Method Investments	3,024	3,128
Income Before Income Taxes	197,232	52,431
Provision for Income Taxes	31,681	13,551
Net Income	165,551	38,880
Net Income Attributable to Noncontrolling Interest	21,199	7,705
Net Income Attributable to Evercore Inc.	$144,352	$31,175
Net Income Attributable to Evercore Inc. Common Shareholders	$144,352	$31,175
Weighted Average Shares of Class A Common Stock Outstanding
Basic	41,364	39,992
Diluted	44,456	42,317
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$3.49	$0.78
Diluted	$3.25	$0.74

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net Income	$165,551	$38,880
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	42	(933)
Foreign Currency Translation Adjustment Gain (Loss), net	1,553	(11,308)
Other Comprehensive Income (Loss)	1,595	(12,241)
Comprehensive Income	167,146	26,639
Comprehensive Income Attributable to Noncontrolling Interest	21,433	5,796
Comprehensive Income Attributable to Evercore Inc.	$145,713	$20,843

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2021
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2020	72,195,283	$722	$2,266,136	$(9,758)	$798,573	(31,445,058)	$(1,824,727)	$258,428	$1,489,374
Net Income	—	—	—	—	144,352	—	—	21,199	165,551
Other Comprehensive Income	—	—	—	1,361	—	—	—	234	1,595
Treasury Stock Purchases	—	—	—	—	—	(1,940,430)	(234,854)	—	(234,854)
Evercore LP Units Exchanged for Class A Common Stock	120,143	1	7,211	—	—	—	—	(5,714)	1,498
Equity-based Compensation Awards	2,206,534	22	51,900	—	—	—	—	3,096	55,018
Dividends	—	—	—	—	(28,805)	—	—	—	(28,805)
Noncontrolling Interest (Note 13)	—	—	(2,826)	—	—	—	—	(12,154)	(14,980)
Balance at March 31, 2021	74,521,960	$745	$2,322,421	$(8,397)	$914,120	(33,385,488)	$(2,059,581)	$265,089	$1,434,397

	For the Three Months Ended March 31, 2020
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2019	68,698,675	$687	$2,016,524	$(27,596)	$558,269	(29,522,665)	$(1,678,168)	$256,534	$1,126,250
Cumulative Effect of Accounting Change(1)	—	—	—	—	(1,310)	—	—	—	(1,310)
Net Income	—	—	—	—	31,175	—	—	7,705	38,880
Other Comprehensive Income (Loss)	—	—	—	(10,332)	—	—	—	(1,909)	(12,241)
Treasury Stock Purchases	—	—	—	—	—	(1,841,880)	(141,014)	—	(141,014)
Evercore LP Units Exchanged for Class A Common Stock	791,695	8	41,577	—	—	—	—	(33,171)	8,414
Equity-based Compensation Awards	2,409,586	24	55,409	—	—	—	—	3,311	58,744
Dividends	—	—	—	—	(27,117)	—	—	—	(27,117)
Noncontrolling Interest (Note 13)	—	—	(1,565)	—	—	—	—	(11,176)	(12,741)
Balance at March 31, 2020	71,899,956	$719	$2,111,945	$(37,928)	$561,017	(31,364,545)	$(1,819,182)	$221,294	$1,037,865
(1)The cumulative adjustment relates to the adoption of Accounting Standards Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, for which the Company recorded an adjustment to Retained Earnings to reflect an increase in the Company's Allowance for Doubtful Accounts as a result of the use of the current expected credit loss model.

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net Income	$165,551	$38,880
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(7,605)	24,767
Equity Method Investments	349	(1,291)
Equity-Based and Other Deferred Compensation	94,211	77,910
Noncash Lease Expense	10,058	9,065
Depreciation, Amortization and Accretion	6,751	8,526
Bad Debt Expense	(1,738)	474
Deferred Taxes	4,502	2,105
Decrease (Increase) in Operating Assets:
Investment Securities	(1,950)	634
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	(13,099)
Securities Purchased Under Agreements to Resell	—	12,831
Accounts Receivable	14,265	42,009
Receivable from Employees and Related Parties	523	(2,344)
Other Assets	17,550	(11,564)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(535,197)	(359,947)
Accounts Payable and Accrued Expenses	2,397	(6,070)
Securities Sold Under Agreements to Repurchase	—	266
Payables to Employees and Related Parties	22,736	4,152
Taxes Payable	(13,537)	(2,829)
Other Liabilities	(108,977)	1,219
Net Cash Provided by (Used In) Operating Activities	(330,111)	(174,306)
Cash Flows From Investing Activities
Investments Purchased	(159)	—
Distributions of Private Equity Investments	5	—
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	888,534	332,819
Purchases of Investment Securities and Futures Contracts Activity	(616,624)	(209,602)
Maturity of Certificates of Deposit	—	214,266
Purchase of Certificates of Deposit	(73,877)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(7,714)	(12,661)
Net Cash Provided by Investing Activities	190,165	324,822
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	1,107	30
Distributions to Noncontrolling Interests	(12,894)	(11,068)
Payment of Notes Payable	(38,000)	—
Issuance of Notes Payable	38,000	—
Purchase of Treasury Stock and Noncontrolling Interests	(231,296)	(141,014)
Dividends	(37,414)	(33,781)
Net Cash Provided by (Used in) Financing Activities	(280,497)	(185,833)
Effect of Exchange Rate Changes on Cash	1,816	(8,429)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(418,627)	(43,746)
Cash, Cash Equivalents and Restricted Cash-Beginning of Period	838,224	643,886
Cash, Cash Equivalents and Restricted Cash-End of Period	$419,597	$600,140
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$4,469	$5,667
Payments for Income Taxes	$27,331	$20,896
Accrued Dividends	$3,411	$3,531
Noncash Purchase of Noncontrolling Interest	$3,170	$1,703
Receipt of Equity Securities in Settlement of Accounts Receivable	$1,955	$—
Debt Issuance Costs Accrued	$355	$—
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
The Investment Management segment includes the wealth management business through which the Company provides investment advisory, wealth management and fiduciary services for high-net-worth individuals and associated entities, and the private equity business, which holds interests in private equity funds which are not managed by the Company. The Company's historical results also include the institutional asset management business, through which the Company directly and through affiliates, managed financial assets for sophisticated institutional investors. This business included Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), which was sold during 2020.
Note 2 – Significant Accounting Policies
For a further discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2020. The December 31, 2020 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.
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
Evercore LP is a VIE and the Company is the primary beneficiary. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Condition in Note 25 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") and Evercore Partners Canada Ltd. ("Evercore Canada") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing and Evercore Canada (as of January 1, 2020 for Evercore Canada), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing and Evercore Canada assets of $343,806 and liabilities of $114,032 at March 31, 2021 and assets of $377,878 and liabilities of $164,779 at December 31, 2020.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Reclassifications: During the three months ended March 31, 2021, certain balances on the Unaudited Condensed Consolidated Statements of Operations in the prior period were reclassified to conform to their current presentation.
Commissions and Related Revenue – The Company renamed "Commissions and Related Fees" to "Commissions and Related Revenue" on the Unaudited Condensed Consolidated Statements of Operations and reclassified $185 of principal trading gains and losses from the Company's institutional equities business from "Other Revenue, Including Interest and Investments" to "Commissions and Related Revenue" for the three months ended March 31, 2020.
The prior period reclassifications from "Other Revenue, Including Interest and Investments" to "Commissions and Related Revenue" are as follows: for the three months ended March 31, 2020: $185; for the three months ended June 30, 2020: $215; for the three months ended September 30, 2020: $150; for the three months ended December 31, 2020: $375; for the three months ended March 31, 2019: ($2); for the three months ended June 30, 2019: $25; for the three months ended September 30, 2019: $320; for the three months ended December 31, 2019: $249.
Note 3 – Recent Accounting Pronouncements
ASU 2019-12 – In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 provides amendments to ASC 740, "Income Taxes" ("ASC 740") which simplify the accounting for income taxes by removing certain exceptions in ASC 740 and clarify and amend certain existing guidance. The amendments in this update are effective during interim and annual periods beginning after December 15, 2020, with early adoption permitted. The amendments on separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented, amendments on ownership changes of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis, with a cumulative-effect adjustment recorded through retained earnings as of the beginning of the period of adoption, and all other amendments should be applied prospectively. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2020-01 – In January 2020, the FASB issued ASU No. 2020-01, "Clarifying the Interactions Between Topic 321, 323, and Topic 815" ("ASU 2020-01"). ASU 2020-01 provides amendments to clarify the accounting for certain equity securities when the equity method of accounting is applied or discontinued and scope considerations related to forward contracts and purchased options on certain securities. The amendments in this update are effective during interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2020-01 on January 1, 2021. The adoption of ASU 2020-01 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Investment Banking:
Advisory Fees	$511,918	$358,564
Underwriting Fees	79,257	21,118
Commissions and Related Revenue	53,526	55,566
Total Investment Banking	$644,701	$435,248

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$14,949	$12,328
Institutional Asset Management	—	419
Total Investment Management	$14,949	$12,747
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the three months ended March 31, 2021 and 2020 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31, 2021
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2021	$368,346	$70,975	$29,327	$5,283	$9,373	$147
Increase (Decrease)	(11,916)	(2,434)	(1,527)	(1,111)	3,791	—
Balance at March 31, 2021	$356,430	$68,541	$27,800	$4,172	$13,164	$147

	For the Three Months Ended March 31, 2020
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2020	$296,355	$63,554	$31,525	$2,504	$2,492	$615
Increase (Decrease)	(48,910)	(3,968)	166	6,960	3,131	—
Balance at March 31, 2020	$247,445	$59,586	$31,691	$9,464	$5,623	$615
(1)Included in Accounts Receivable on the Unaudited Condensed Consolidated Statements of Financial Condition.
(2)Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
(3)Included in Other Current Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
(4)Included in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.
(5)Included in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company's contract assets represent arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date. Under ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), revenue is recognized when all material conditions for completion have been met and it is probable that a significant revenue reversal will not occur in a future period.
The Company recognized revenue of $2,467 and $2,029 on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three months ended March 31, 2021 and 2020 is as follows:

	For the Three Months Ended March 31,
	2021	2020
Beginning Balance(1)	$5,372	$9,191
Bad debt expense, net of reversals	(1,738)	474
Write-offs, foreign currency translation and other adjustments	(1,617)	(2,770)
Ending Balance	$2,017	$6,895
(1)Beginning Balance for the three months ended March 31, 2020 includes the cumulative-effect adjustment of $1,310, which reflects the increase in the Company's Allowance for Doubtful Accounts as a result of the use of the current expected credit loss model related to the adoption of ASU 2016-13 on January 1, 2020.
The change in the balance during the three months ended March 31, 2021 is primarily related to a decrease in the current period provision of expected credit losses, which is impacted by reversals of bad debt expense, as well as the change in the amount of receivables outstanding greater than 120 days at March 31, 2021, and the write-off of aged receivables.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of March 31, 2021, by year of origination:

	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$12,420	$42,303	$12,238	$5,353	$399	$72,713
Note 5 – Special Charges, Including Business Realignment Costs, and Intangible Asset Amortization
Special Charges, Including Business Realignment Costs
The Company recognized $23,676 for the three months ended March 31, 2020, as Special Charges, Including Business Realignment Costs. For the three months ended March 31, 2020, these costs included $22,127 for separation and transition benefits and related costs as a result of the Company's review of its operations, described below, and $1,549 related to the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives.
In 2020, the Company completed a review of its operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review generated reductions of 8% of the Company's headcount. See Note 15 for further information.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Management was $91 and $108 for the three months ended March 31, 2021 and 2020, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Banking was $507 for the three months ended March 31, 2020, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 6 – Related Parties
Investment Banking Revenue includes advisory fees earned from clients that have Senior Managing Directors and certain Senior Advisors and executives as a member of their Board of Directors of $5,612 for the three months ended March 31, 2021.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $8,693 and $10,159 as of March 31, 2021 and December 31, 2020, respectively. See Note 15 for further information.
Note 7 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of March 31, 2021 and December 31, 2020 were as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	March 31, 2021				December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$147,995	$1	$—	$147,996	$402,824	$39	$—	$402,863
Equity Securities	2,621	2,055	—	4,676	666	—	73	593
Debt Securities Carried by Broker-Dealers	519,969	19	1	519,987	550,002	27	3	550,026
Investment Funds	109,268	17,313	—	126,581	87,612	19,742	—	107,354
Total Investment Securities (carried at fair value)	$779,853	$19,388	$1	$799,240	$1,041,104	$19,808	$76	$1,060,836

Certificates of Deposit (carried at contract value)				73,877				—

Total Investment Securities and Certificates of Deposit				$873,117				$1,060,836
Scheduled maturities of the Company's available-for-sale debt securities as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$147,995	$147,996	$402,824	$402,863
Total	$147,995	$147,996	$402,824	$402,863
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries, and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at March 31, 2021 and has not recorded a credit allowance on these securities.
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized losses of ($11) and ($4) for the three months ended March 31, 2021 and 2020, respectively.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $2,128 and ($334) for the three months ended March 31, 2021 and 2020, respectively.
Debt Securities Carried by Broker-Dealers
EGL and other broker-dealers invest in fixed income portfolios consisting primarily of U.S. Treasury bills, municipal bonds and other debt securities. At March 31, 2021 and December 31, 2020, this portfolio consisted solely of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($5) and ($634) for the three months ended March 31, 2021 and 2020, respectively.
Included in Investment Securities above at December 31, 2020, are $99,983 of U.S. Treasury bills purchased on December 31, 2020, which did not settle until January 4, 2021. As of December 31, 2020, the Company had a payable to the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
broker for securities purchased of $99,983 recorded in Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against the Company's deferred cash compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $6,228 and ($13,019) for the three months ended March 31, 2021 and 2020, respectively.
The Company periodically enters into futures contracts as an economic hedge against the Company's deferred cash compensation program. See Note 16 for further information.
Certificates of Deposit
At March 31, 2021, the Company held certificates of deposit of $73,877 with certain banks with original maturities of four months or less when purchased.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
ABS	$40,983	$41,439
Atalanta Sosnoff	11,888	11,950
Luminis	6,254	6,119
Total	$59,125	$59,508

ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS Investment Management, LLC. Effective as of September 1, 2018, ABS Investment Management, LLC underwent an internal reorganization pursuant to which the Company contributed its ownership interest in ABS Investment Management, LLC to ABS in exchange for ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC.  Taken together, the ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC are substantially equivalent to the contributed ownership interests in ABS Investment Management, LLC. At March 31, 2021, the Company's economic ownership interest in ABS was 46%. This investment resulted in earnings of $2,195 and $2,020 for the three months ended March 31, 2021 and 2020, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At March 31, 2021, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $660 and $572 for the three months ended March 31, 2021 and 2020, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At March 31, 2021, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $169 and $536 for the three months ended March 31, 2021 and 2020, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 for the three months ended March 31, 2021 and 2020.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company records its investment in G5 as a held-to-maturity debt security within Investments on the Unaudited Condensed Consolidated Statements of Financial Condition. The securities are mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company is accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds are met by G5, from December 31, 2017 to December 31, 2027. This investment is subject to currency translation from Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. This investment had a balance of $6,686 and $7,385 as of March 31, 2021 and December 31, 2020, respectively.
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
A summary of the Company's investments in the private equity funds as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Glisco II, Glisco III and Glisco IV	$3,504	$2,802
Trilantic IV, Trilantic V and Trilantic VI	9,535	9,293
Total Private Equity Funds	$13,039	$12,095
Net realized and unrealized gains (losses) on private equity fund investments were $39 and ($88) for the three months ended March 31, 2021 and 2020, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2021, $752 of previously distributed carried interest received from the funds was subject to repayment.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
General Partners of Private Equity Funds which are VIEs
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,777 and $3,083 included in its Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2021 and December 31, 2020, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of March 31, 2021 and December 31, 2020 was $6,266 and $5,572, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During the three months ended March 31, 2021, $5 and $183 of this investment was allocated to Trilantic Fund V and VI, respectively. From 2010 to 2020, $1,178, $5,164 and $3,125 of this investment was allocated to Trilantic Fund IV, V and VI, respectively. This investment had a balance of $6,435 and $6,623 as of March 31, 2021 and December 31, 2020, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $367 was unfunded at March 31, 2021. The Company also has a $12,000 commitment to invest in Trilantic Fund VI, of which $8,871 was unfunded at March 31, 2021.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $688 and $683 as of March 31, 2021 and December 31, 2020, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $387 as of March 31, 2021 and December 31, 2020.
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $12,166 and $11,916 for the three months ended March 31, 2021 and 2020, respectively, and variable lease cost of $1,852 and $1,723 for the three months ended March 31, 2021 and 2020, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of $5,550 as of March 31, 2021 and December 31, 2020, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,507 and $1,196 for the three months ended March 31, 2021 and 2020, respectively.
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
The Company incurred net operating cash outflows of $10,091 and $9,102 for the three months ended March 31, 2021 and 2020, respectively, related to its operating leases, which was net of cash received from lease incentives of $3,441 and $1,270 for the three months ended March 31, 2021 and 2020, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended March 31,
	2021	2020
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$1,864	$81,133

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term - operating leases	11.4 years	11.8 years
Weighted-average discount rate - operating leases	4.06%	4.26%
As of March 31, 2021, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2021 (April 1 through December 31)	$40,390
2022	52,830
2023	37,584
2024	30,173
2025	32,672
Thereafter	245,611
Total lease payments	439,260
Less: Tenant Improvement Allowances	(10,695)
Less: Imputed Interest	(90,267)
Present value of lease liabilities	338,298
Less: Current lease liabilities	(43,654)
Long-term lease liabilities	$294,644
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces by the end of 2023. These spaces will have lease terms of 3 to 13 years once the Company has taken possession. The additional future payments under these arrangements are $195,299 as of March 31, 2021.
The Company has also entered into agreements which provide for an option to take on additional office space at its 1 Stanhope Gate office in London, U.K. Under the terms of the agreement, the landlord has the option to require the Company to take on up to four additional floors, subject to the current tenant abandoning the space. During the three months ended March

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
31, 2021, the landlord provided notice to the Company that it intends to exercise this option. The Company anticipates that it will take possession of these floors during 2021. The approximate additional annual payments under this lease agreement are £1,325 and the lease term will end on March 24, 2027.
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
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of corporate bonds, municipal bonds and other debt securities held at March 31, 2021 and December 31, 2020 are based on prices provided by external pricing services.
Level 3 – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by Broker-Dealers	$519,987	$—	$—	$519,987
Other Debt and Equity Securities(1)	155,577	3,995	—	159,572
Investment Funds	126,581	—	—	126,581
Total Assets Measured At Fair Value	$802,145	$3,995	$—	$806,140

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by Broker-Dealers	$550,026	$—	$—	$550,026
Other Debt and Equity Securities(1)	410,456	—	—	410,456
Investment Funds	107,354	—	—	107,354
Total Assets Measured At Fair Value	$1,067,836	$—	$—	$1,067,836
(1)Includes $6,900 and $7,000 of treasury bills and notes classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		March 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$403,948	$403,948	$—	$—	$403,948
Certificates of Deposit	73,877	—	73,877	—	73,877
Debt Security Investment	6,686	—	—	6,686	6,686
Receivables(1)	424,971	—	421,717	—	421,717
Contract Assets(2)	31,972	—	31,479	—	31,479
Receivable from Employees and Related Parties	23,074	—	23,074	—	23,074
Closely-held Equity Securities	688	—	—	688	688
Financial Liabilities:
Accounts Payable and Accrued Expenses	$40,770	$—	$40,770	$—	$40,770
Payable to Employees and Related Parties	47,042	—	47,042	—	47,042
Notes Payable	376,491	—	388,391	—	388,391

		December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$822,598	$822,598	$—	$—	$822,598
Debt Security Investment	7,385	—	—	7,385	7,385
Receivables(1)	439,321	—	434,083	—	434,083
Contract Assets(2)	34,610	—	34,052	—	34,052
Receivable from Employees and Related Parties	23,593	—	23,593	—	23,593
Closely-held Equity Securities	683	—	—	683	683
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,961	$—	$37,961	$—	$37,961
Payable to Employees and Related Parties	24,047	—	24,047	—	24,047
Notes Payable(3)	376,492	—	409,682	—	409,682
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
Note 11 – Notes Payable
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes, including: $38,000 aggregate principal amount of its 4.88% Series A senior notes which were due March 30, 2021 (the "Series A Notes"), $67,000 aggregate principal amount of its 5.23% Series B senior notes due March 30, 2023 (the "Series B Notes"), $48,000 aggregate principal amount of its 5.48% Series C senior notes due March 30, 2026 (the "Series C Notes") and $17,000 aggregate principal amount of its 5.58% Series D senior notes due March 30, 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to a note purchase agreement (the "2016 Note Purchase Agreement") dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
In March 2021, the Company repaid the $38,000 aggregate principal amount of its Series A Notes.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2021, the Company was in compliance with all of these covenants.
On August 1, 2019, the Company issued $175,000 and £25,000 of senior unsecured notes through private placement. These notes reflect a weighted average life of 12 years and a weighted average stated interest rate of 4.26%. These notes include: $75,000 aggregate principal amount of its 4.34% Series E senior notes due August 1, 2029 (the "Series E Notes"), $60,000 aggregate principal amount of its 4.44% Series F senior notes due August 1, 2031 (the "Series F Notes"), $40,000 aggregate principal amount of its 4.54% Series G senior notes due August 1, 2033 (the "Series G Notes") and £25,000 aggregate principal amount of its 3.33% Series H senior notes due August 1, 2033 (the "Series H Notes" and together with the Series E Notes, the Series F Notes and the Series G Notes, the "2019 Private Placement Notes"), each of which were issued pursuant to a note purchase agreement dated as of August 1, 2019 (the "2019 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2021, the Company was in compliance with all of these covenants.
On March 29, 2021, the Company issued an aggregate of $38,000 of senior notes, comprised of $38,000 aggregate principal amount of its 1.97% Series I senior notes due August 1, 2025 (the "Series I Notes" or the "2021 Private Placement Notes"), pursuant to a note purchase agreement (the "2021 Note Purchase Agreement") dated as of March 29, 2021, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2021, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of March 31, 2021 and December 31, 2020:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	March 31, 2021	December 31, 2020
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$—	$37,974
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,733	66,702
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,665	47,651
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,862	16,858
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,329	74,325
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,451	59,449
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,631	39,627
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	34,175	33,906
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,645	—
Total			$376,491	$376,492
Less: Current Portion of Notes Payable			—	(37,974)
Notes Payable			$376,491	$338,518
(a)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 12 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on April 27, 2021, a quarterly cash dividend of $0.68 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of May 28, 2021, which will be paid on June 11, 2021. During the three months ended March 31, 2021, the Company declared and paid dividends of $0.61 per share, totaling $25,394, and accrued deferred cash dividends on unvested restricted stock units ("RSUs"), totaling $3,411. During the three months ended March 31, 2021, the Company also paid deferred cash dividends of $12,020.
Treasury Stock – During the three months ended March 31, 2021, the Company purchased 917 Class A Shares from employees at an average cost per share of $116.61, primarily for the net settlement of stock-based compensation awards, and 1,023 Class A Shares at an average cost per share of $125.00 pursuant to the Company's share repurchase program. The aggregate 1,940 Class A Shares were purchased at an average cost per share of $121.03, and the result of these purchases was an increase in Treasury Stock of $234,854 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2021.
LP Units – During the three months ended March 31, 2021, 120 Evercore LP partnership units ("LP Units") were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $1 and $5,713, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2021.
Accumulated Other Comprehensive Income (Loss) – As of March 31, 2021, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,252) and ($3,145), respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	March 31,
	2021	2020
Subsidiary:
Evercore LP	11%	11%
Evercore Wealth Management ("EWM")(1)	23%	21%
Real Estate Capital Advisory ("RECA")(2)	38%	38%
(1) Noncontrolling Interests represent a blended rate for multiple classes of interests in EWM.
(2) Noncontrolling Interests represent the Class R Interests of Private Capital Advisory L.P.
The Noncontrolling Interests for Evercore LP, EWM and RECA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	2021	2020
Beginning balance	$258,428	$256,534

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	21,199	7,705
Other Comprehensive Income (Loss)	234	(1,909)
Total Comprehensive Income	21,433	5,796

Evercore LP Units Exchanged for Class A Shares	(5,714)	(33,171)

Amortization and Vesting of LP Units	3,096	3,311

Other Items:
Distributions to Noncontrolling Interests	(12,894)	(11,068)
Issuance of Noncontrolling Interest	1,107	30
Purchase of Noncontrolling Interest	(367)	(138)
Total Other Items	(12,154)	(11,176)

Ending balance	$265,089	$221,294
Other Comprehensive Income – Other Comprehensive Income (Loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Securities and Investments, net, of $6 and ($141) for the three months ended March 31, 2021 and 2020, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of $228 and ($1,768) for the three months ended March 31, 2021 and 2020, respectively.
LP Units Exchanged – During the three months ended March 31, 2021, 120 LP Units were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $5,714 and an increase to Additional-Paid-In-Capital of $5,713 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2021. See Note 12 for further information.
Interests Issued – During the first quarter of 2021, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $975 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2021.
Interests Purchased – During the first quarter of 2021, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $3,170 (which was paid in cash in April 2021 and is included within Other Current Liabilities on the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2021). This purchase resulted in a decrease to Noncontrolling Interest of $344 and a decrease to Additional Paid-In-Capital of $2,826 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2021.
During the first quarter of 2020, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $1,703 (which was paid in cash of $852 during the three months ended June 30, 2020 and through the issuance of notes payable of $851, included within Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2021). This purchase resulted in a decrease to Noncontrolling Interest of $138 and a decrease to Additional Paid-In-Capital of $1,565 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2020.
Note 14 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three months ended March 31, 2021 and 2020 are described and presented below.

	For the Three Months Ended March 31,
	2021	2020
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$144,352	$31,175
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	41,364	39,992
Basic net income per share attributable to Evercore Inc. common shareholders	$3.49	$0.78
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$144,352	$31,175
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$144,352	$31,175
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	41,364	39,992
Assumed exchange of LP Units for Class A Shares(a)(b)	—	288
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,612	1,637
Shares that are contingently issuable(c)	480	400
Diluted weighted average Class A Shares outstanding	44,456	42,317
Diluted net income per share attributable to Evercore Inc. common shareholders	$3.25	$0.74
(a)The Company previously had outstanding Class J limited partnership units of Evercore LP ("Class J LP Units"), which converted into Class E limited partnership units of Evercore LP ("Class E LP Units") and ultimately became exchangeable into Class A Shares on a one-for-one basis. As of March 31, 2021 and 2020, no Class J LP Units remained issued or outstanding. See Note 15 for further information. During the three months ended March 31, 2020, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(b)The Company has outstanding Class A and E LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three months ended March 31, 2021 and 2020, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 4,926 and 5,338 for the three months ended March 31, 2021 and 2020, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $17,012 and $4,949 for the three months ended March 31, 2021 and 2020, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.
(c)The Company has outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, and outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P Units and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 480 and 400 for the three months ended March 31, 2021 and 2020, respectively.
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
In July 2017, the Company exchanged all of the previously outstanding 4,148 Class H limited partnership interests of Evercore LP ("Class H LP Interests") for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units converted into an equal amount of Class E LP Units, and became exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units had the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company expensed the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $1,067 for the three months ended March 31, 2020.
On February 15, 2020, 223 Class J LP Units vested and were converted to an equal amount of Class E LP Units. Following the conversion, no Class J LP Units remain issued and outstanding.
Other Performance-based Awards
Class I-P Units – In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of a current Co-Chief Executive Officer (then Executive Chairman). These Class I-P Units convert into a specified number of Class

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,236 and $1,152 for the three months ended March 31, 2021 and 2020, respectively.
Class K-P Units – In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units convert into a specified number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021.
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
These Class K-P Units may convert into a maximum of 460 Class K LP Units, contingent upon the achievement of certain defined benchmarks and continued service, as described above. The Company determined the grant date fair value of these awards probable to vest as of March 31, 2021 to be $34,684, related to 403 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Compensation expense related to the Class K-P Units was $1,860 and $1,093 for the three months ended March 31, 2021 and 2020, respectively.
Class L Interests – In April 2021, the Company's Board of Directors approved the issuance of Class L Interests in Evercore LP ("Class L Interests") to named executive officers of the Company, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2022. Distributions pursuant to these interests are anticipated to be made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2021.
Stock Incentive Plan
During 2020, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Amended 2016 Plan"), which amended the prior Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Amended 2016 Plan, among other things, authorizes an additional 6,000 shares of the Company's Class A Shares. The Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Amended 2016 Plan was 5,093 as of March 31, 2021.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Equity Grants
    During the three months ended March 31, 2021, pursuant to the Amended 2016 Plan, the Company granted employees 1,983 RSUs that are Service-based Awards. Service-based Awards granted during the three months ended March 31, 2021 had grant date fair values of $111.03 to $124.61 per share, with an average value of $118.26 per share, for an aggregate fair value of $234,501, and generally vest ratably over four years. During the three months ended March 31, 2021, 2,074 Service-based Awards vested and 30 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $51,708 and $50,297 for the three months ended March 31, 2021 and 2020, respectively.
Deferred Cash
Deferred Cash Compensation Program - The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and vests ratably over four years and requires payment upon vesting. The Company granted $96,511 of deferred cash awards pursuant to the deferred cash compensation program during the first quarter of 2021.
Compensation expense related to the Company's deferred cash compensation program was $30,889 and $22,235 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company expects to pay an aggregate of $319,763 related to the Company's deferred cash compensation program at various dates through 2025 and total compensation expense related to these awards not yet recognized was $254,151. The weighted-average period over which this compensation cost is expected to be recognized is 30 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits, a component of current liabilities, on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2021.
Other Deferred Cash Awards - In November 2016, the Company granted a restricted cash award in conjunction with the appointment of a current Co-Chief Executive Officer (then Executive Chairman) with a target payment amount of $35,000, of which $11,000 vested on March 1, 2019, $6,000 vested on each of March 1, 2020 and 2021, and $6,000 is scheduled to vest on each of the next two anniversaries of March 1, 2021, provided that the current Co-Chief Executive Officer continues to remain employed through each such vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following May 1, 2019, subject to a six month prior written notice requirement) or a change in control. The Company had the discretion to increase (by an amount up to $35,000) or decrease (by an amount up to $8,750) the total amount payable under this award.
In 2017, the Company granted deferred cash awards of $29,500 to certain employees. These awards vest in five equal installments over the period ending June 30, 2022, subject to continued employment. The Company recognizes expense for these awards ratably over the vesting period.
In addition, the Company periodically grants deferred cash awards to certain employees. The Company recognizes expense for these awards ratably over the vesting period.
Compensation expense related to other deferred cash awards was $3,341 and $3,345 for the three months ended March 31, 2021 and 2020, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2017 (the "2017 Long-term Incentive Plan"). Remaining amounts due pursuant to the 2017 Long-term Incentive Plan, which aggregate $48,451 of current liabilities and $27,200 of long-term liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2021, are due to be paid, in cash or Class A Shares, at the Company's discretion, in equal installments in the first quarter of 2022 and 2023, subject to employment at the time of payment. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020 and the first cash distribution pursuant to this plan of $48,461 was made in March 2021. These awards are subject to retirement eligibility requirements after the performance criteria has been achieved. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. During the first quarter of 2020, in assessing the potential impact of the COVID-19 pandemic on the Company's full year 2020 results, management determined it would be appropriate to decrease its expectation for the probable payout of this plan. This analysis included a review of both historical and projected performance for those eligible under the plan. As such, the Company

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
reversed $6,810 of expense for the three months ended March 31, 2020. The Company recorded $4,893 of expense for the three months ended March 31, 2021.
As of March 31, 2021, the total remaining expense to be recognized for the 2017 Long-term Incentive Plan over the future vesting period ending March 15, 2023 is $20,804.
In April 2021, the Company's Board of Directors approved the issuance of the 2021 Long-term Incentive Plan (the "2021 Long-term Incentive Plan"). Similar to the above arrangement, this plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning in 2021. This plan is due to be paid, in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $4,149 and $4,434 for the three months ended March 31, 2021 and 2020, respectively. The remaining unamortized amount of these awards was $30,645 as of March 31, 2021.
Separation and Transition Benefits
In 2020, the Company completed a review of operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review generated reductions of approximately 8% of the Company's headcount. In conjunction with the employment reductions, for the three months ended March 31, 2020, the Company incurred expenses related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") of $16,431 and the acceleration of the amortization of share-based payments previously granted to affected employees of $5,529 (related to 91 RSUs), each recorded in Special Charges, Including Business Realignment Costs, primarily within the Investment Banking segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
The following table presents the change in the Company's Termination Costs liability for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Beginning Balance	$4,589	$1,151
Termination Costs Incurred	287	16,431
Cash Benefits Paid	(2,472)	(5,683)
Non-Cash Charges	(25)	(435)
Ending Balance	$2,379	$11,464
In addition to the above Termination Costs incurred, for the three months ended March 31, 2021, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $284 (related to 3 RSUs), recorded in Employee Compensation and Benefits, within the Investment Banking segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 16 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Private Equity – As of March 31, 2021, the Company had unfunded commitments for capital contributions of $11,787 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of March 31, 2021. East amended this facility on October 30, 2020 such that, among other things, the interest rate provisions were modified to LIBOR plus 150 basis points and the maturity date was extended to October 31, 2022 (as amended, the "Existing PNC Facility").
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20,000, to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of March 31, 2021. On October 30, 2020, East amended this facility such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $30,000. Drawings under this facility bear interest at LIBOR plus 180 basis points and the maturity date was extended to October 31, 2022. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of March 31, 2021.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments – The Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $270 and $81 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the three months ended March 31, 2021 and 2020, respectively. The contingent consideration was fully paid as of March 31, 2021.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,
	2021	2020
Cash and Cash Equivalents	$410,848	$584,598
Restricted Cash included in Other Assets	8,749	15,542
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$419,597	$600,140
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end. Restricted Cash as of March 31, 2020 also includes margin requirements for futures contracts.
Futures Contracts – In February 2020, the Company entered into four-month futures contracts on a stock index fund with a notional amount of $38,908, as an economic hedge against the Company's deferred cash compensation program. These contracts settled in June 2020. In accordance with ASC 815, "Derivatives and Hedging" ("ASC 815"), these contracts were carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized losses of ($9,228) for the three months ended March 31, 2020.
Foreign Exchange – On occasion, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of March 31, 2021.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Contingencies
In the normal course of business, from time to time, the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, United Kingdom, German, Hong Kong, Singapore, Canadian, Dubai and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" ("ASC 450") when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
Note 17 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of March 31, 2021 and December 31, 2020 was $473,895 and $586,814, respectively, which exceeded the minimum net capital requirement by $473,645 and $586,564, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2021.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of March 31, 2021.
Note 18 – Income Taxes
The Company's Provision for Income Taxes was $31,681 and $13,551 for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate was 16.1% and 25.8% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate reflects net excess tax benefits associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $16,669 and $647 being recognized in the Company's Provision for Income Taxes for the three months ended March 31, 2021 and 2020, respectively, and resulted in a reduction in the effective tax rate of 8 and 1 percentage points for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 and 2020 also reflects the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three months ended March 31, 2021 and 2020, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company’s effective tax rate for the year.
The Company reported a decrease in deferred tax assets of $13 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $638 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2021. The Company reported an increase in deferred tax assets of $284 associated with changes in Unrealized Gain (Loss) on Securities and

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Investments and an increase of $3,995 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2020.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2021, there were $376 of unrecognized tax benefits that, if recognized, $306 would affect the effective tax rate. The Company anticipates approximately $122 of unrecognized tax benefits may be recognized within a year, as a result of the lapse in the statute of limitations. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $10 and $1, respectively, during the three months ended March 31, 2021.
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
The Company's segment information for the three months ended March 31, 2021 and 2020 is prepared using the following methodology:
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
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income and income (losses) earned on investment securities, including the Company's investment funds and futures contracts which are used as an economic hedge against the Company's deferred cash compensation program, certificates of deposit, cash and cash equivalents and on the Company’s debt security investment in G5
•Adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
•Gains (losses) resulting from foreign currency fluctuations
•Realized and unrealized gains and losses on interests in Private Equity funds which are not managed by the Company
•Interest expense associated with the Company’s Notes Payable and lines of credit, as well as revenue and expenses associated with repurchase or resale transactions (prior to the sale of the Company's ECB business in December 2020)
Each segment's Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, execution, clearing and custody fees, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, technology, human capital, facilities management and senior management activities.

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
•Special Charges, Including Business Realignment Costs – Includes expenses in 2020 related to separation and transition benefits and related costs as a result of the Company's review of its operations and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the previously announced expansion of the Company's headquarters in New York and the Company's business realignment initiatives.
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
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three months ended March 31, 2021.
The following information presents each segment's contribution.

	For the Three Months Ended March 31,
	2021	2020
Investment Banking
Net Revenues(1)	$647,285	$413,656
Operating Expenses	456,526	339,795
Other Expenses(2)	7	25,226
Operating Income	190,752	48,635
Income from Equity Method Investments	169	536
Pre-Tax Income	$190,921	$49,171
Identifiable Segment Assets	$2,576,598	$2,070,887
Investment Management
Net Revenues(1)	$15,025	$13,351
Operating Expenses	11,569	12,651
Other Expenses(2)	—	32
Operating Income	3,456	668
Income from Equity Method Investments	2,855	2,592
Pre-Tax Income	$6,311	$3,260
Identifiable Segment Assets	$149,315	$150,665
Total
Net Revenues(1)	$662,310	$427,007
Operating Expenses	468,095	352,446
Other Expenses(2)	7	25,258
Operating Income	194,208	49,303
Income from Equity Method Investments	3,024	3,128
Pre-Tax Income	$197,232	$52,431
Identifiable Segment Assets	$2,725,913	$2,221,552

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2021	2020
Investment Banking(A)	$2,584	$(21,592)
Investment Management	76	604
Total Other Revenue, net	$2,660	$(20,988)
(A)Investment Banking Other Revenue, net, includes interest expense on the Notes Payable of $4,570 and $4,842 for the three months ended March 31, 2021 and 2020, respectively.
(2)Other Expenses are as follows:

	For the Three Months Ended March 31,
	2021	2020
Investment Banking
Amortization of LP Units and Certain Other Awards	$—	$1,067
Special Charges, Including Business Realignment Costs	—	23,644
Acquisition and Transition Costs	7	8
Intangible Asset and Other Amortization	—	507
Total Investment Banking	7	25,226
Investment Management
Special Charges, Including Business Realignment Costs	—	32
Acquisition and Transition Costs	—	—
Total Investment Management	—	32
Total Other Expenses	$7	$25,258
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2021	2020
Net Revenues:(1)
United States	$460,648	$365,400
Europe and Other	198,614	80,021
Latin America	388	2,574
Total	$659,650	$447,995
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	March 31, 2021	December 31, 2020
Total Assets:
United States	$2,245,175	$2,862,343
Europe and Other	480,738	508,545
Total	$2,725,913	$3,370,888

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Evercore Inc.'s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Forward-Looking Statements

This report contains, or incorporates by reference, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act, which reflect our current views with respect to, among other things, our operations and financial performance. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "backlog," "believes," "expects," "potential," "probable," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. All statements, other than statements of historical fact, included in this report are forward-looking statements and are based on various underlying assumptions and expectations and are subject to known and unknown risks, uncertainties and assumptions, and may include projections of our future financial performance based on our growth strategies and anticipated trends in our business.

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore's business. We believe these factors include, but are not limited to, those described under "Risk Factors" discussed in the Annual Report on Form 10-K for the year ended December 31, 2020. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law.

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
Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, leveraged buyouts, restructurings, activism and defense and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions, fees and principal revenues from research and our sales and trading activities. The amount and timing of the fees paid vary by the type of engagement or services provided. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue consists of advisory fees for which realizations are dependent on the successful completion of transactions. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees are subject to approval of the court. Underwriting fees are recognized when the offering has been deemed to be completed and placement fees are generally recognized at the time of the client's acceptance of capital or capital commitments. Commissions and Related Revenue includes commissions, which are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned. Commissions and

Related Revenue also includes subscription fees for the sales of research, as well as revenues from principal transactions primarily executed on a riskless principal basis. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) and recognized as revenue over the remaining subscription period.
Revenue trends in our advisory business generally are correlated to the volume of merger and acquisition ("M&A") activity, restructuring activity, which tends to be counter-cyclical to M&A, and capital advisory activity. Demand for these capabilities can vary in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A, restructuring or capital advisory activity. Revenue trends in our equities business are correlated to market volumes, which generally decrease in periods of low market volatility or unfavorable market or economic conditions.
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
Other Revenue and Interest Expense.
Other Revenue includes the following:
•Interest income and income (losses) earned on investment securities, including our investment funds and futures contracts which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on our debt security investment in G5
•Adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
•Gains (losses) resulting from foreign currency fluctuations
•Realized and unrealized gains and losses on interests in private equity funds which we do not manage
Interest Expense includes interest expense associated with our Notes Payable and lines of credit.
Prior to the sale of our ECB business in Mexico, which was sold on December 16, 2020, Other Revenue and Interest Expense was also derived from investing customer funds in financing transactions. These transactions were principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions were recognized over the term of the repurchase or resale transaction.

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
In April 2021, our Board of Directors approved the issuance of Class L Interests to our named executive officers, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2022. Distributions pursuant to these interests are anticipated to be made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2021.
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over a four-year performance period beginning January 1, 2017. The first cash distribution under the 2017 Long-term Incentive Plan occurred in March 2021. Remaining amounts are due to be paid, in cash or Class A Shares, at our discretion, in equal installments in the first quarter of 2022 and 2023, subject to employment at the time of payment. These awards are subject to retirement eligibility requirements after the performance criteria has been achieved. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020.
In April 2021, our Board of Directors approved the issuance of the 2021 Long-term Incentive Plan. Similar to the above arrangement, this plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding our executive officers, who exceed defined benchmark results over a four-year performance period beginning in 2021. This plan is due to be paid, in cash or Class A Shares, at our discretion, in three equal installments in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment.
From time to time, we also grant performance awards to certain individuals which include both performance and service-based vesting requirements. See Note 15 to our unaudited condensed consolidated financial statements for further information.
We believe that the ratio of Employee Compensation and Benefits Expense to Net Revenues is an important measure to assess the annual cost of compensation and provides a meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-Compensation Expenses. Our other operating expenses include costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information technology services, depreciation and amortization, execution, clearing and custody fees and other operating expenses. We refer to all of these expenses as non-compensation expenses.
Other Expenses
Other Expenses include the following:
•Amortization of LP Units and Certain Other Awards – Includes amortization costs associated with the vesting of Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards.
•Special Charges, Including Business Realignment Costs – Includes expenses in 2020 related to separation and transition benefits and related costs as a result of our review of operations and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives.
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

Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2021 and 2020. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended March 31,
	2021	2020	Change

	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$511,918	$358,564	43%
Underwriting Fees	79,257	21,118	275%
Commissions and Related Revenue	53,526	55,566	(4%)
Asset Management and Administration Fees	14,949	12,747	17%
Other Revenue, Including Interest and Investments	7,230	(14,948)	NM
Total Revenues	666,880	433,047	54%
Interest Expense	4,570	6,040	(24%)
Net Revenues	662,310	427,007	55%
Expenses
Operating Expenses	468,095	352,446	33%
Other Expenses	7	25,258	(100%)
Total Expenses	468,102	377,704	24%
Income Before Income from Equity Method Investments and Income Taxes	194,208	49,303	294%
Income from Equity Method Investments	3,024	3,128	(3%)
Income Before Income Taxes	197,232	52,431	276%
Provision for Income Taxes	31,681	13,551	134%
Net Income	165,551	38,880	326%
Net Income Attributable to Noncontrolling Interest	21,199	7,705	175%
Net Income Attributable to Evercore Inc.	$144,352	$31,175	363%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$3.25	$0.74	339%
As of March 31, 2021 and 2020, we employed approximately 1,800 and 1,850 people, respectively, worldwide.
Three Months Ended March 31, 2021 versus March 31, 2020
Net Income Attributable to Evercore Inc. was $144.4 million for the three months ended March 31, 2021, an increase of $113.2 million, or 363%, compared to $31.2 million for the three months ended March 31, 2020. The changes in our operating results during these periods are described below.
Net Revenues were $662.3 million for the three months ended March 31, 2021, an increase of $235.3 million, or 55%, versus Net Revenues of $427.0 million for the three months ended March 31, 2020. Advisory Fees increased $153.4 million, or 43%, Underwriting Fees increased $58.1 million, or 275%, and Commissions and Related Revenue decreased $2.0 million, or 4%, compared to the three months ended March 31, 2020. Asset Management and Administration Fees increased $2.2 million, or 17%, compared to the three months ended March 31, 2020. Other Revenue, Including Interest and Investments, increased compared to the three months ended March 31, 2020, primarily reflecting a shift from losses of $22.2 million in the first quarter of 2020 to gains of $6.2 million in the first quarter of 2021 on our investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program.
Total Operating Expenses were $468.1 million for the three months ended March 31, 2021, compared to $352.4 million for the three months ended March 31, 2020, an increase of $115.6 million, or 33%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $395.4 million for the three months ended March 31, 2021, an increase of

$125.7 million, or 47%, versus expense of $269.7 million for the three months ended March 31, 2020. The increase in the amount of compensation recognized for the three months ended March 31, 2021 principally reflects higher levels of incentive compensation, higher amortization of prior period deferred compensation awards and higher base salaries. Non-Compensation expenses, as a component of Operating Expenses, were $72.7 million for the three months ended March 31, 2021, a decrease of $10.0 million, or 12%, versus $82.7 million for the three months ended March 31, 2020. Non-Compensation operating expenses decreased compared to the three months ended March 31, 2020, primarily driven by decreased travel and related expenses, as a substantial number of employees continued to work remotely. Non-Compensation expenses per employee were approximately $40.3 thousand for the three months ended March 31, 2021, versus $44.1 thousand for the three months ended March 31, 2020.
Total Other Expenses of $0.01 million for the three months ended March 31, 2021 reflected Acquisition and Transition Costs. Total Other Expenses of $25.3 million for the three months ended March 31, 2020 included (a) Special Charges, Including Business Realignment Costs, of $23.7 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, (b) compensation costs of $1.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, (c) intangible asset and other amortization of $0.5 million and (d) Acquisition and Transition Costs of $0.01 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59.7% for the three months ended March 31, 2021, compared to 63.4% for the three months ended March 31, 2020. The compensation ratio for the three months ended March 31, 2020 is 68.5% when the $22.0 million of separation and transition benefits expense, which is presented within Special Charges, Including Business Realignment Costs, is also included. The decrease in the compensation ratio principally reflects leverage achieved on higher revenues, partially offset by higher levels of incentive compensation, higher amortization of prior period deferred compensation awards and higher base salaries.
Income from Equity Method Investments was $3.0 million for the three months ended March 31, 2021, compared to $3.1 million for the three months ended March 31, 2020. The decrease was primarily driven by a decrease in earnings from Luminis, partially offset by an increase in earnings from ABS and Atalanta Sosnoff during the three months ended March 31, 2021.
The provision for income taxes for the three months ended March 31, 2021 was $31.7 million, which reflected an effective tax rate of 16.1%. The provision for income taxes for the three months ended March 31, 2020 was $13.6 million, which reflected an effective tax rate of 25.8%. The provision for income taxes for the three months ended March 31, 2021 and 2020 reflects the net impact of the deduction associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $16.7 million and $0.6 million, respectively, the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $21.2 million for the three months ended March 31, 2021 compared to $7.7 million for the three months ended March 31, 2020. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income allocated to noncontrolling interest for Evercore LP during the three months ended March 31, 2021.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,
	2021	2020	Change

	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees(1)	$511,918	$358,564	43%
Underwriting Fees(2)	79,257	21,118	275%
Commissions and Related Revenue(3)	53,526	55,566	(4%)
Other Revenue, net(4)	2,584	(21,592)	NM
Net Revenues	647,285	413,656	56%
Expenses
Operating Expenses	456,526	339,795	34%
Other Expenses	7	25,226	(100%)
Total Expenses	456,533	365,021	25%
Operating Income	190,752	48,635	292%
Income from Equity Method Investments(5)	169	536	(68%)
Pre-Tax Income	$190,921	$49,171	288%
(1)Includes client related expenses of $3.2 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively.
(2)Includes client related expenses of $3.2 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.
(3)We renamed "Commissions and Related Fees" to "Commissions and Related Revenue" and reclassified $0.2 million of principal trading gains and losses from our institutional equities business from "Other Revenue, net" to "Commissions and Related Revenue" for the three months ended March 31, 2020.
(4)Includes interest expense on Notes Payable of $4.6 million and $4.8 million for the three months ended March 31, 2021 and 2020, respectively.
(5)Equity in Luminis is classified as Income from Equity Method Investments.

For the three months ended March 31, 2021, the dollar value of North American announced and completed M&A activity increased 172% and 19%, respectively, compared to the three months ended March 31, 2020, and the dollar value of Global announced and completed M&A activity increased 95% and 35%, respectively, compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, the dollar value of North American and Global announced M&A activity between $1 - $5 billion increased 225% and 174%, respectively, compared to the three months ended March 31, 2020.

	For the Three Months Ended March 31,
	2021	2020	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$726	$267	172%
Value of North American M&A Deals Announced between $1 - $5 billion	$273	$84	225%
Value of North American M&A Deals Completed	$365	$306	19%
Value of Global M&A Deals Announced	$1,327	$682	95%
Value of Global M&A Deals Announced between $1 - $5 billion	$458	$167	174%
Value of Global M&A Deals Completed	$806	$598	35%
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	248	222	12%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	103	73	41%
Total Number of Underwriting Transactions	39	12	225%
Total Number of Underwriting Transactions as a Bookrunner	31	8	288%
 * Source: Refinitiv April 6, 2021
** Includes revenue generating clients only from Advisory and Underwriting transactions
Investment Banking Results of Operations
Three Months Ended March 31, 2021 versus March 31, 2020
Investment Banking Net Revenues were $647.3 million for the three months ended March 31, 2021, compared to $413.7 million for the three months ended March 31, 2020, an increase of $233.6 million, or 56%. We earned 248 fees from Advisory clients for the three months ended March 31, 2021, compared to 222 for the three months ended March 31, 2020, representing a 12% increase. We earned 103 fees in excess of $1.0 million for the three months ended March 31, 2021, compared to 73 for the three months ended March 31, 2020, representing a 41% increase. The increase in revenues from the three months ended March 31, 2020 was partially attributed to an increase of $153.4 million, or 43%, in Advisory Fees, reflecting an increase in the number of Advisory fees earned and an increase in revenue earned from large transactions during the three months ended March 31, 2021. Underwriting Fees increased $58.1 million, or 275%, compared to the three months ended March 31, 2020, reflecting an increase in the number of transactions we participated in, as well as the relative size of our participation in those transactions. Commissions and Related Revenue decreased $2.0 million, or 4%, compared to the three months ended March 31, 2020. Other Revenue, net, for the three months ended March 31, 2021 increased versus the three months ended March 31, 2020, primarily reflecting a shift from losses of $22.2 million in the first quarter of 2020 to gains of $6.2 million in the first quarter of 2021 on our investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $456.5 million for the three months ended March 31, 2021, compared to $339.8 million for the three months ended March 31, 2020, an increase of $116.7 million, or 34%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $386.7 million for the three months ended March 31, 2021, compared to $260.9 million for the three months ended March 31, 2020, an increase of $125.8 million, or 48%. The increase in the amount of compensation recognized for the three months ended March 31, 2021 principally reflects higher levels of incentive compensation, higher amortization of prior period deferred compensation awards and higher base salaries. Non-Compensation expenses, as a component of Operating Expenses, were $69.8 million for the three months ended March 31, 2021, compared to $78.9 million for the three months ended March 31, 2020, a decrease of $9.1 million, or 12%. Non-Compensation operating expenses decreased from the three months ended March 31, 2020 primarily driven by decreased travel and related expenses, as a substantial number of employees continued to work remotely.
Other Expenses of $0.01 million for the three months ended March 31, 2021 reflected Acquisition and Transition Costs. Other Expenses of $25.2 million for the three months ended March 31, 2020 included (a) Special Charges, Including Business Realignment Costs, of $23.6 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, (b) compensation costs of $1.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI, (c) intangible asset and other amortization of $0.5 million and (d) Acquisition and Transition Costs of $0.01 million.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2021	2020	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$14,949	$12,328	21%
Institutional Asset Management(1)	—	419	NM
Asset Management and Administration Fees	14,949	12,747	17%
Other Revenue, net	76	604	(87%)
Net Revenues	15,025	13,351	13%
Expenses
Operating Expenses	11,569	12,651	(9%)
Other Expenses	—	32	NM
Total Expenses	11,569	12,683	(9%)
Operating Income	3,456	668	417%
Income from Equity Method Investments(2)	2,855	2,592	10%
Pre-Tax Income	$6,311	$3,260	94%
(1)Prior period includes the ECB business. On July 2, 2020, we sold the trust business of ECB and on December 16, 2020, we sold the remaining ECB business.
(2)Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following activities:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI. In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of March 31, 2021, $0.8 million of previously distributed carried interest received from the funds was subject to repayment.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

Our historical Investment Management results include the ECB businesses, which were previously included in Institutional Asset Management above. On July 2, 2020, we sold the trust business of ECB and on December 16, 2020, we sold the remaining ECB business.
Assets Under Management
AUM for our Wealth Management business of $10.6 billion at March 31, 2021 increased compared to $10.2 billion at December 31, 2020. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 74% and 72% of Level 1 investments, 22% and 24% of Level 2 investments and 4% of Level 3 investments as of March 31, 2021 and December 31, 2020, respectively.
The fees that we receive for providing investment advisory and management services are primarily driven by the level and composition of AUM. Accordingly, client flows, market movements, and changes in our product mix will impact the level of management fees we receive from our Wealth Management business. Fees vary with the type of assets managed and the channel in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products. Clients will increase or reduce the aggregate amount of AUM that we manage for a number of reasons, including changes in the level of assets that they have available for investment purposes, their overall asset allocation strategy, our relative performance versus competitors offering similar investment products and the quality of our service. The fees we earn are also impacted by our investment performance, as the appreciation or depreciation in the value of the assets that we manage directly impacts our fees.
The following table summarizes AUM activity for the three months ended March 31, 2021:

Wealth Management(1)

(dollars in millions)
Balance at December 31, 2020	$10,163
Inflows	320
Outflows	(197)
Market Appreciation	269
Balance at March 31, 2021	$10,555

Unconsolidated Affiliates - Balance at March 31, 2021:
Atalanta Sosnoff	$7,824
ABS	$6,840
(1)Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $76.4 million as of March 31, 2021 and December 31, 2020.
The following table represents the composition of AUM for Wealth Management as of March 31, 2021:

Wealth Management
Equities	66%
Fixed Income	22%
Liquidity(1)	8%
Alternatives	4%
Total	100%
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

For the three months ended March 31, 2021, AUM for Wealth Management increased 4%, reflecting a 3% increase due to market appreciation and a 1% increase due to flows. Wealth Management outperformed the S&P 500 on a 1 and 3-year basis by approximately 8% and 3%, respectively, during the period. Wealth Management lagged the fixed income composite on a 1 and 3 year basis by approximately 10 basis points and 50 basis points, respectively, during the period. For the three months ended March 31, 2021, the S&P 500 was up approximately 6% and the fixed income composite was down approximately 1%.
AUM from our unconsolidated affiliates increased 3% compared to December 31, 2020, primarily related to positive performance in ABS and Atalanta Sosnoff.
Three Months Ended March 31, 2021 versus March 31, 2020
Investment Management Net Revenues were $15.0 million for the three months ended March 31, 2021, compared to $13.4 million for the three months ended March 31, 2020, which represented an increase of 13%. Asset Management and Administration Fees earned from the management of client portfolios increased 17% for the three months ended March 31, 2021, primarily driven by an increase of $2.6 million in fees from Wealth Management clients, as associated AUM increased 28%. Fee-based revenues included $0.07 million of revenues from performance fees for the three months ended March 31, 2020. Income from Equity Method Investments increased from the three months ended March 31, 2020, as a result of an increase in earnings from our investments in ABS and Atalanta Sosnoff.
Operating Expenses were $11.6 million for the three months ended March 31, 2021, compared to $12.7 million for the three months ended March 31, 2020, a decrease of $1.1 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $8.7 million for the three months ended March 31, 2021, compared to $8.8 million for the three months ended March 31, 2020, a decrease of $0.1 million, or 1%. Non-Compensation expenses, as a component of Operating Expenses, were $2.9 million for the three months ended March 31, 2021, compared to $3.9 million for the three months ended March 31, 2020, a decrease of $1.0 million, or 26%.
Other Expenses of $0.03 million for the three months ended March 31, 2020 included Special Charges, Including Business Realignment Costs, related to separation and transition benefits and related costs as a result of the review of our operations.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees and the payment of operating expenses, including incentive compensation to our employees and interest expense on our repurchase agreements (prior to the sale of our ECB business), Notes Payable and lines of credit, and the payment of income taxes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to private funds capital raising being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management business (and previously our Institutional Asset Management business, prior to the sale of our ECB business) are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation to personnel in the Investment Banking business and to executive officers during the first three months of each calendar year with respect to the prior year's results and prior year's deferred compensation. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are generally funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to invest our cash in highly liquid securities or bank certificates of deposit, deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$165,551	$38,880
Non-cash charges	106,528	121,556
Other operating activities	(602,190)	(334,742)
Operating activities	(330,111)	(174,306)
Investing activities	190,165	324,822
Financing activities	(280,497)	(185,833)
Effect of exchange rate changes	1,816	(8,429)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(418,627)	(43,746)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	838,224	643,886
End of Period	$419,597	$600,140
Three Months Ended March 31, 2021. Cash, Cash Equivalents and Restricted Cash were $419.6 million at March 31, 2021, a decrease of $418.6 million versus Cash, Cash Equivalents and Restricted Cash of $838.2 million at December 31, 2020. Operating activities resulted in a net outflow of $330.1 million, primarily related to the payment of 2020 bonus awards and deferred cash compensation, partially offset by earnings. Cash of $190.2 million was provided by investing activities primarily related to net proceeds from sales and maturities of investment securities, partially offset by the purchase of certificates of deposit and purchases of equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York. Financing activities during the period used cash of $280.5 million, primarily for purchases of treasury stock, the payment of our Notes Payable and dividends and distributions to noncontrolling interest holders, partially offset by the issuance of the 2021 Private Placement Notes. For further information, see Note 11 to our unaudited condensed consolidated financial statements. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to offset the dilutive effect of equity awards granted as compensation (see Note 15 to our unaudited condensed consolidated financial statements for further information.) The amount of cash required for these share repurchases is a function of the mix of equity and deferred cash compensation awarded for the annual bonus awards (see further discussion on deferred compensation under Other Commitments below). In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2021, we repurchased 1,023,234 Class A Shares, at an average cost per share of $125.00, for $127.9 million pursuant to our repurchase program.
On April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units.
In addition, periodically, we buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2021, we repurchased 917,196 Class A Shares, at an average cost per share of $116.61, for $107.0 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,940,430 Class A Shares repurchased during the three months ended March 31, 2021 were acquired for aggregate purchase consideration of $234.9 million, at an average cost per share of $121.03.
Private Placements
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A Notes, $67.0 million aggregate principal amount of our 5.23% Series B Notes, $48.0 million aggregate principal amount of our 5.48% Series C Notes and $17.0 million aggregate principal amount of our 5.58% Series D Notes, pursuant to the 2016 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
In March 2021, we repaid the $38.0 million aggregate principal amount of our Series A Notes.
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2021, we were in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2021, we were in compliance with all of these covenants.
On March 29, 2021, we issued an aggregate of $38.0 million of senior notes, comprised of $38.0 million aggregate principal amount of our 1.97% Series I Notes, pursuant to the 2021 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.

Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2021, we were in compliance with all of these covenants.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of March 31, 2021. East amended this facility on October 30, 2020 such that, among other things, the interest rate provisions were modified to LIBOR plus 150 basis points and the maturity date was extended to October 31, 2022.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20.0 million, to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of March 31, 2021. On October 30, 2020, East amended this facility such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $30.0 million. Drawings under this facility will bear interest at LIBOR plus 180 basis points and the maturity date was extended to October 31, 2022. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of March 31, 2021.
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
We have made certain capital commitments with respect to our investment activities, which are included in the Contractual Obligations section below.
Pursuant to deferred compensation and deferred consideration arrangements, we are obligated to make cash payments in future periods. Further, we make investments to hedge the economic risk of the return on deferred compensation. For further information see Notes 7 and 15 to our unaudited condensed consolidated financial statements.
Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 17 to our unaudited condensed consolidated financial statements.
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York, and subsequently entered into an amendment to this lease agreement for additional office space, as well as extending our original commitment, on December 6, 2019. We expect to spend approximately $5.0 million, net of a tenant improvement allowance, to improve the premises under this lease over the next twelve months. Our work at these premises, which was temporarily suspended at the end of the first quarter of 2020 as a result of the COVID-19 pandemic, resumed in June 2020. For further information see Note 9 to our unaudited condensed consolidated financial statements.

Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $11.8 million and $12.0 million as of March 31, 2021 and December 31, 2020, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.
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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of March 31, 2021, the fair value of our investments with these products, based on closing prices, was $131.3 million.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $13.1 million, $26.3 million and $39.4 million, respectively, for the three months ended March 31, 2021.
In February 2020, we entered into four-month futures contracts on a stock index fund with a notional amount of $38.9 million as an economic hedge against our deferred cash compensation program. These contracts settled in June 2020. In accordance with ASC 815, these contracts were carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. We had net unrealized losses of $9.2 million for the three months ended March 31, 2020.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.7 million for the three months ended March 31, 2021.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe, Asia and Mexico (currently in wind-down), as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our European, Asian and Latin American revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Mexican pesos, Brazilian real, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2021, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed

Consolidated Statement of Comprehensive Income was $1.6 million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We reversed bad debt expense of approximately $1.7 million for the three months ended March 31, 2021 and recorded bad debt expense of approximately $0.5 million for the three months ended March 31, 2020.
As of March 31, 2021 and December 31, 2020, total receivables recorded in Accounts Receivable amounted to $356.4 million and $368.3 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $68.5 million and $71.0 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of March 31, 2021, total contract assets recorded in Other Current Assets and Other Assets amounted to $27.8 million and $4.2 million, respectively. As of December 31, 2020, total contract assets recorded in Other Current Assets and Other Assets amounted to $29.3 million and $5.3 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2021, we had Investment Securities of $799.2 million, of which 84% were treasury bills.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards and their impact or potential impact on our consolidated financial statements, see Note 3 to our unaudited condensed consolidated financial statements.

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
Changes in Internal Controls Over Financial Reporting
On January 4, 2021, we expanded our enterprise resource planning ("ERP") system to replace certain applications, including our general ledger. As a result, we had enhanced certain existing, and added other, internal controls to align to the system.
We have not made any changes during the three months ended March 31, 2021 that have materially affected, or reasonably affect, our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the normal course of business, from time to time, the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, United Kingdom, German, Hong Kong, Singapore, Canadian, Dubai and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450 when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2021	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	16,143	$80.49	—	3,265,267
February 1 to February 28	1,306,786	117.48	472,899	2,792,368
March 1 to March 31	617,501	129.62	550,335	2,242,033
Total January 1 to March 31	1,940,430	$121.03	1,023,234	2,242,033

(1)Includes the repurchase of 917,196 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2021.
(2)On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, Evercore is able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Further, on April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

10.1	Form of Note Purchase Agreement, dated as of March 29, 2021

31.1	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: May 6, 2021

Evercore Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Co-Chief Executive Officer and Co-Chairman

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Co-Chief Executive Officer and Co-Chairman

By:	/s/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer