Form 10-Q
period 2021-06-30
Evercore Inc.
filed 2021-08-03
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 22, 2021 was 39,657,354. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 22, 2021 was 47 (excluding 53 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and Cash Equivalents	$442,187	$829,598
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $278,979 and $402,824 at June 30, 2021 and December 31, 2020, respectively)	1,062,916	1,060,836
Accounts Receivable (net of allowances of $2,143 and $5,372 at June 30, 2021 and December 31, 2020, respectively)	328,543	368,346
Receivable from Employees and Related Parties	19,043	23,593
Other Current Assets	108,477	92,231
Total Current Assets	1,961,166	2,374,604
Investments	75,839	86,681
Deferred Tax Assets	257,492	257,862
Operating Lease Right-of-Use Assets	264,456	270,498
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $152,992 and $139,572 at June 30, 2021 and December 31, 2020, respectively)	151,173	148,832
Goodwill	129,424	129,126
Intangible Assets (net of accumulated amortization of $3,114 and $2,932 at June 30, 2021 and December 31, 2020, respectively)	516	698
Other Assets	107,382	102,587
Total Assets	$2,947,448	$3,370,888
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$540,119	$778,043
Accounts Payable and Accrued Expenses	43,776	37,961
Payable to Employees and Related Parties	48,097	24,047
Operating Lease Liabilities	44,223	42,871
Taxes Payable	4,809	15,346
Current Portion of Notes Payable	—	37,974
Other Current Liabilities	29,885	127,691
Total Current Liabilities	710,909	1,063,933
Operating Lease Liabilities	297,060	300,275
Notes Payable	376,778	338,518
Amounts Due Pursuant to Tax Receivable Agreements	79,108	76,860
Other Long-term Liabilities	58,326	101,928
Total Liabilities	1,522,181	1,881,514
Commitments and Contingencies (Note 16)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 74,588,183 and 72,195,283 issued at June 30, 2021 and December 31, 2020, respectively, and 39,834,711 and 40,750,225 outstanding at June 30, 2021 and December 31, 2020, respectively)	746	722
Class B, par value $0.01 per share (1,000,000 shares authorized, 47 and 48 issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	—	—
Additional Paid-In-Capital	2,383,725	2,266,136
Accumulated Other Comprehensive Income (Loss)	(7,227)	(9,758)
Retained Earnings	1,023,260	798,573
Treasury Stock at Cost (34,753,472 and 31,445,058 shares at June 30, 2021 and December 31, 2020, respectively)	(2,249,533)	(1,824,727)
Total Evercore Inc. Stockholders' Equity	1,150,971	1,230,946
Noncontrolling Interest	274,296	258,428
Total Equity	1,425,267	1,489,374
Total Liabilities and Equity	$2,947,448	$3,370,888
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Investment Banking:
Advisory Fees	$560,814	$336,436	$1,072,732	$695,000
Underwriting Fees	48,048	93,565	127,305	114,683
Commissions and Related Revenue	50,725	54,334	104,251	109,900
Asset Management and Administration Fees	16,183	12,953	31,132	25,700
Other Revenue, Including Interest and Investments	16,401	15,116	23,631	168
Total Revenues	692,171	512,404	1,359,051	945,451
Interest Expense	4,306	5,329	8,876	11,369
Net Revenues	687,865	507,075	1,350,175	934,082
Expenses
Employee Compensation and Benefits	407,798	334,046	803,188	604,788
Occupancy and Equipment Rental	17,513	17,365	36,222	36,275
Professional Fees	21,401	18,875	43,008	35,841
Travel and Related Expenses	3,715	3,756	6,007	19,907
Communications and Information Services	14,080	14,269	28,109	26,836
Depreciation and Amortization	7,151	6,975	13,792	13,846
Execution, Clearing and Custody Fees	2,913	3,204	6,465	7,390
Special Charges, Including Business Realignment Costs	—	8,558	—	32,234
Acquisition and Transition Costs	—	98	7	106
Other Operating Expenses	6,281	13,200	12,156	20,827
Total Expenses	480,852	420,346	948,954	798,050
Income Before Income from Equity Method Investments and Income Taxes	207,013	86,729	401,221	136,032
Income from Equity Method Investments	3,394	2,313	6,418	5,441
Income Before Income Taxes	210,407	89,042	407,639	141,473
Provision for Income Taxes	46,478	21,814	78,159	35,365
Net Income	163,929	67,228	329,480	106,108
Net Income Attributable to Noncontrolling Interest	23,570	10,816	44,769	18,521
Net Income Attributable to Evercore Inc.	$140,359	$56,412	$284,711	$87,587
Net Income Attributable to Evercore Inc. Common Shareholders	$140,359	$56,412	$284,711	$87,587
Weighted Average Shares of Class A Common Stock Outstanding
Basic	40,667	40,635	41,010	40,313
Diluted	43,661	41,894	44,053	42,105
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$3.45	$1.39	$6.94	$2.17
Diluted	$3.21	$1.35	$6.46	$2.08

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$163,929	$67,228	$329,480	$106,108
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	453	(764)	495	(1,697)
Foreign Currency Translation Adjustment Gain (Loss), net	886	1,667	2,439	(9,641)
Other Comprehensive Income (Loss)	1,339	903	2,934	(11,338)
Comprehensive Income	165,268	68,131	332,414	94,770
Comprehensive Income Attributable to Noncontrolling Interest	23,739	10,958	45,172	16,754
Comprehensive Income Attributable to Evercore Inc.	$141,529	$57,173	$287,242	$78,016

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended June 30, 2021
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2021	74,521,960	$745	$2,322,421	$(8,397)	$914,120	(33,385,488)	$(2,059,581)	$265,089	$1,434,397
Net Income	—	—	—	—	140,359	—	—	23,570	163,929
Other Comprehensive Income	—	—	—	1,170	—	—	—	169	1,339
Treasury Stock Purchases	—	—	—	—	—	(1,367,984)	(189,952)	—	(189,952)
Evercore LP Units Exchanged for Class A Common Stock	20,550	—	1,555	—	—	—	—	(1,033)	522
Equity-based Compensation Awards	45,673	1	59,749	—	—	—	—	3,011	62,761
Dividends	—	—	—	—	(31,219)	—	—	—	(31,219)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	(16,510)	(16,510)
Balance at June 30, 2021	74,588,183	$746	$2,383,725	$(7,227)	$1,023,260	(34,753,472)	$(2,249,533)	$274,296	$1,425,267

	For the Six Months Ended June 30, 2021
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2020	72,195,283	$722	$2,266,136	$(9,758)	$798,573	(31,445,058)	$(1,824,727)	$258,428	$1,489,374
Net Income	—	—	—	—	284,711	—	—	44,769	329,480
Other Comprehensive Income	—	—	—	2,531	—	—	—	403	2,934
Treasury Stock Purchases	—	—	—	—	—	(3,308,414)	(424,806)	—	(424,806)
Evercore LP Units Exchanged for Class A Common Stock	140,693	1	8,766	—	—	—	—	(6,747)	2,020
Equity-based Compensation Awards	2,252,207	23	111,649	—	—	—	—	6,107	117,779
Dividends	—	—	—	—	(60,024)	—	—	—	(60,024)
Noncontrolling Interest (Note 13)	—	—	(2,826)	—	—	—	—	(28,664)	(31,490)
Balance at June 30, 2021	74,588,183	$746	$2,383,725	$(7,227)	$1,023,260	(34,753,472)	$(2,249,533)	$274,296	$1,425,267

	For the Three Months Ended June 30, 2020
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2020	71,899,956	$719	$2,111,945	$(37,928)	$561,017	(31,364,545)	$(1,819,182)	$221,294	$1,037,865
Net Income	—	—	—	—	56,412	—	—	10,816	67,228
Other Comprehensive Income	—	—	—	761	—	—	—	142	903
Treasury Stock Purchases	—	—	—	—	—	(28,935)	(1,546)	—	(1,546)
Evercore LP Units Exchanged for Class A Common Stock	14,660	—	765	—	—	—	—	(583)	182
Equity-based Compensation Awards	63,137	1	54,127	—	—	—	—	2,384	56,512
Dividends	—	—	—	—	(26,563)	—	—	—	(26,563)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	(2,431)	(2,431)
Balance at June 30, 2020	71,977,753	$720	$2,166,837	$(37,167)	$590,866	(31,393,480)	$(1,820,728)	$231,622	$1,132,150

	For the Six Months Ended June 30, 2020
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2019	68,698,675	$687	$2,016,524	$(27,596)	$558,269	(29,522,665)	$(1,678,168)	$256,534	$1,126,250
Cumulative Effect of Accounting Change(1)	—	—	—	—	(1,310)	—	—	—	(1,310)
Net Income	—	—	—	—	87,587	—	—	18,521	106,108
Other Comprehensive Income (Loss)	—	—	—	(9,571)	—	—	—	(1,767)	(11,338)
Treasury Stock Purchases	—	—	—	—	—	(1,870,815)	(142,560)	—	(142,560)
Evercore LP Units Exchanged for Class A Common Stock	806,355	8	42,342	—	—	—	—	(33,754)	8,596
Equity-based Compensation Awards	2,472,723	25	109,536	—	—	—	—	5,695	115,256
Dividends	—	—	—	—	(53,680)	—	—	—	(53,680)
Noncontrolling Interest (Note 13)	—	—	(1,565)	—	—	—	—	(13,607)	(15,172)
Balance at June 30, 2020	71,977,753	$720	$2,166,837	$(37,167)	$590,866	(31,393,480)	$(1,820,728)	$231,622	$1,132,150
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

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net Income	$329,480	$106,108
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments and Investment Securities	(22,193)	11,780
Equity Method Investments	5,038	3,309
Equity-Based and Other Deferred Compensation	202,186	176,968
Noncash Lease Expense	20,311	18,284
Depreciation, Amortization and Accretion	14,129	15,989
Bad Debt Expense	(1,766)	5,331
Deferred Taxes	3,982	2,112
Decrease (Increase) in Operating Assets:
Investment Securities	(1,946)	2,601
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	(6,486)
Securities Purchased Under Agreements to Resell	—	6,334
Accounts Receivable	42,638	(25,778)
Receivable from Employees and Related Parties	4,558	(612)
Other Assets	(20,482)	33,968
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(359,317)	(241,190)
Accounts Payable and Accrued Expenses	6,001	62
Securities Sold Under Agreements to Repurchase	—	149
Payables to Employees and Related Parties	23,791	5,529
Taxes Payable	(10,537)	380
Other Liabilities	(121,415)	3,932
Net Cash Provided by Operating Activities	114,458	118,770
Cash Flows From Investing Activities
Investments Purchased	(1,355)	—
Proceeds from Redemption of G5 Debt Security	11,779	—
Distributions of Private Equity Investments	171	234
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities and Futures Contracts Activity	992,836	543,251
Purchases of Investment Securities and Futures Contracts Activity	(852,579)	(244,470)
Maturity of Certificates of Deposit	—	214,266
Purchase of Certificates of Deposit	(122,510)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(16,374)	(29,665)
Net Cash Provided by Investing Activities	11,968	483,616
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	1,107	540
Distributions to Noncontrolling Interests	(29,642)	(14,009)
Payment of Notes Payable	(38,000)	—
Issuance of Notes Payable	38,000	—
Debt Issuance Costs	(355)	—
Purchase of Treasury Stock and Noncontrolling Interests	(423,188)	(143,412)
Dividends	(65,139)	(57,529)
Net Cash Provided by (Used in) Financing Activities	(517,217)	(214,410)
Effect of Exchange Rate Changes on Cash	3,558	(6,842)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(387,233)	381,134
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	838,224	643,886
Cash, Cash Equivalents and Restricted Cash – End of Period	$450,991	$1,025,020
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$8,912	$12,856
Payments for Income Taxes	$70,772	$23,646
Accrued Dividends	$7,096	$6,918
Noncash Purchase of Noncontrolling Interest	$—	$851
Receipt of Equity Securities in Settlement of Accounts Receivable	$1,955	$—
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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") and Evercore Partners Canada Ltd. ("Evercore Canada") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing and Evercore Canada (as of January 1, 2020 for Evercore Canada), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing and Evercore Canada assets of $391,680 and liabilities of $147,305 at June 30, 2021 and assets of $377,878 and liabilities of $164,779 at December 31, 2020.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Reclassifications: During the three and six months ended June 30, 2021, certain balances on the Unaudited Condensed Consolidated Statements of Operations in the prior periods were reclassified to conform to their current presentation.
Commissions and Related Revenue – The Company renamed "Commissions and Related Fees" to "Commissions and Related Revenue" on the Unaudited Condensed Consolidated Statements of Operations and reclassified $215 and $400 of principal trading gains and losses from the Company's institutional equities business from "Other Revenue, Including Interest and Investments" to "Commissions and Related Revenue" for the three and six months ended June 30, 2020, respectively.
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
Note 3 – Recent Accounting Pronouncements
ASU 2019-12 – In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, "Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 provides amendments to ASC 740, "Income Taxes" ("ASC 740") which simplify the accounting for income taxes by removing certain exceptions in ASC 740 and clarify and amend certain existing guidance. The amendments in this update are effective during interim and annual periods beginning after December 15, 2020, with early adoption permitted. The amendments on separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented, amendments on ownership changes of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis, with a cumulative-effect adjustment recorded through retained earnings as of the beginning of the period of adoption, and all other amendments should be applied prospectively. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Banking:
Advisory Fees	$560,814	$336,436	$1,072,732	$695,000
Underwriting Fees	48,048	93,565	127,305	114,683
Commissions and Related Revenue	50,725	54,334	104,251	109,900
Total Investment Banking	$659,587	$484,335	$1,304,288	$919,583

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$16,183	$12,632	$31,132	$24,960
Institutional Asset Management	—	321	—	740
Total Investment Management	$16,183	$12,953	$31,132	$25,700
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the six months ended June 30, 2021 and 2020 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Six Months Ended June 30, 2021
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2021	$368,346	$70,975	$29,327	$5,283	$9,373	$147
Increase (Decrease)	(39,803)	5,011	25,438	1,380	2,280	—
Balance at June 30, 2021	$328,543	$75,986	$54,765	$6,663	$11,653	$147

	For the Six Months Ended June 30, 2020
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2020	$296,355	$63,554	$31,525	$2,504	$2,492	$615
Increase (Decrease)	13,853	(1,613)	(24,756)	3,376	9,553	(234)
Balance at June 30, 2020	$310,208	$61,941	$6,769	$5,880	$12,045	$381
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
The Company recognized revenue of $5,609 and $8,076 on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively, and $3,862 and $5,891 for the three and six months ended June 30, 2020, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and six months ended June 30, 2021 and 2020 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Beginning Balance(1)	$2,017	$6,895	$5,372	$9,191
Bad debt expense, net of reversals	(28)	4,857	(1,766)	5,331
Write-offs, foreign currency translation and other adjustments	154	(627)	(1,463)	(3,397)
Ending Balance	$2,143	$11,125	$2,143	$11,125
(1)Beginning Balance for the six months ended June 30, 2020 includes the cumulative-effect adjustment of $1,310, which reflects the increase in the Company's Allowance for Doubtful Accounts as a result of the use of the current expected credit loss model related to the adoption of ASU 2016-13 on January 1, 2020.
The change in the balance during the three and six months ended June 30, 2021 is primarily related to a decrease in the current period provision of expected credit losses, which is principally impacted by recoveries of bad debt, as well as the change in the amount of receivables outstanding greater than 120 days at June 30, 2021, and the write-off of aged receivables.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of June 30, 2021, by year of origination:

	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$29,457	$38,695	$10,426	$3,805	$266	$82,649
Note 5 – Special Charges, Including Business Realignment Costs, and Intangible Asset Amortization
Special Charges, Including Business Realignment Costs
The Company recognized $8,558 and $32,234 for the three and six months ended June 30, 2020, respectively, as Special Charges, Including Business Realignment Costs. For the three and six months ended June 30, 2020, these costs included $8,178 and $30,305, respectively, for separation and transition benefits and related costs as a result of the Company's review of its operations, described below, and $380 and $1,929, respectively, related to the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives.
In 2020, the Company completed a review of its operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review generated reductions of 8% of the Company's headcount. See Note 15 for further information.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Management was $91 and $182 for the three and six months ended June 30, 2021, respectively, and $105 and $213 for the three and six months ended June 30, 2020, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Banking was $507 and $1,014 for the three and six months ended June 30, 2020, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 6 – Related Parties
Investment Banking Revenue includes advisory fees earned from clients that have Senior Managing Directors and certain Senior Advisors and executives as a member of their Board of Directors of $16,052 and $23,087 for the three and six months ended June 30, 2021, respectively, and $8,769 for the three and six months ended June 30, 2020.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $7,429 and $10,159 as of June 30, 2021 and December 31, 2020, respectively. See Note 15 for further information.
Note 7 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of June 30, 2021 and December 31, 2020 were as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2021				December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$278,979	$5	$—	$278,984	$402,824	$39	$—	$402,863
Equity Securities	2,621	1,786	—	4,407	666	—	73	593
Debt Securities Carried by Broker-Dealers	519,874	14	—	519,888	550,002	27	3	550,026
Investment Funds	110,329	26,798	—	137,127	87,612	19,742	—	107,354
Total Investment Securities (carried at fair value)	$911,803	$28,603	$—	$940,406	$1,041,104	$19,808	$76	$1,060,836

Certificates of Deposit (carried at contract value)				122,510				—

Total Investment Securities and Certificates of Deposit				$1,062,916				$1,060,836
Scheduled maturities of the Company's available-for-sale debt securities as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$278,979	$278,984	$402,824	$402,863
Total	$278,979	$278,984	$402,824	$402,863
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries, and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at June 30, 2021 and has not recorded a credit allowance on these securities.
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of ($11) for the six months ended June 30, 2021 and $77 and $73 for the three and six months ended June 30, 2020, respectively.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($267) and $1,860 for the three and six months ended June 30, 2021, respectively, and $88 and ($246) for the three and six months ended June 30, 2020, respectively.
Debt Securities Carried by Broker-Dealers
EGL and other broker-dealer subsidiaries invest in fixed income portfolios consisting primarily of U.S. Treasury bills, municipal bonds and other debt securities. At June 30, 2021 and December 31, 2020, this portfolio consisted solely of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($4) and ($9) for the three and six months ended June 30, 2021, respectively, and ($1,111) and ($1,240) for the three and six months ended June 30, 2020, respectively.
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
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $9,774 and $16,002 for the three and six months ended June 30, 2021, respectively, and $10,284 and ($2,790) for the three and six months ended June 30, 2020, respectively.
The Company periodically enters into futures contracts as an economic hedge against its deferred cash compensation program. See Note 16 for further information.
Certificates of Deposit
At June 30, 2021, the Company held certificates of deposit of $122,510 with certain banks with original maturities of four months or less when purchased.
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
The Company's investments in ABS Investment Management Holdings, LP and ABS Investment Management GP LLC (collectively, "ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") and Luminis Partners ("Luminis") are in voting interest entities. The Company's share of earnings (losses) from these investments is included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on private equity investments are included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
ABS	$36,874	$41,439
Atalanta Sosnoff	11,631	11,950
Luminis	5,856	6,119
Total	$54,361	$59,508

ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS Investment Management, LLC. Effective as of September 1, 2018, ABS Investment Management, LLC underwent an internal reorganization pursuant to which the Company contributed its ownership interest in ABS Investment Management, LLC to ABS in exchange for ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC.  Taken together, the ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC are substantially equivalent to the contributed ownership interests in ABS Investment Management, LLC. At June 30, 2021, the Company's ownership interest in ABS was 46%. This investment resulted in earnings of $2,295 and $4,490 for the three and six months ended June 30, 2021, respectively, and $1,803 and $3,823 for the three and six months ended June 30,

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
2020, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At June 30, 2021, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $550 and $1,210 for the three and six months ended June 30, 2021, respectively, and $445 and $1,017 for the three and six months ended June 30, 2020, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At June 30, 2021, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $549 and $718 for the three and six months ended June 30, 2021, respectively, and $65 and $601 for the three and six months ended June 30, 2020, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Seneca Evercore
In July 2021, the Company acquired a 20% interest in Seneca Advisors LTDA ("Seneca Evercore") for $500 and will maintain proportional representation on the board of directors of Seneca Evercore (but not less than one director) following this transaction. The Company will account for its interest under the equity method of accounting.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 and $158 for the three and six months ended June 30, 2021 and 2020, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company previously recorded its investment in G5 as a held-to-maturity debt security within Investments on the Unaudited Condensed Consolidated Statement of Financial Condition. These securities were mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company was accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds were met by G5, from December 31, 2017 to December 31, 2027. This investment was subject to currency translation from Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. This investment had a balance of $7,385 as of December 31, 2020.
On June 25, 2021, G5 repaid its outstanding debentures with the Company in full, resulting in a gain of $4,374, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.
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
A summary of the Company's investments in the private equity funds as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Glisco II, Glisco III and Glisco IV	$3,504	$2,802
Trilantic IV, Trilantic V and Trilantic VI	11,769	9,293
Total Private Equity Funds	$15,273	$12,095
Net realized and unrealized gains (losses) on private equity fund investments were ($17) and $22 for the three and six months ended June 30, 2021, respectively, and ($2,255) and ($2,343) for the three and six months ended June 30, 2020, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2021, $761 of previously distributed carried interest received from the funds was subject to repayment.
General Partners of Private Equity Funds which are VIEs
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,560 and $3,083 included in its Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2021 and December 31, 2020, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of June 30, 2021 and December 31, 2020 was $5,995 and $5,572, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounts for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company allocates the cost of this investment to its investments in current and future Trilantic funds as the Company satisfies the capital calls of these funds. The Company bases this allocation on its expectation of Trilantic's future fundraising ability and performance. During the six months ended June 30, 2021, $5 and $1,325 of this investment was allocated to Trilantic Fund V and VI, respectively. From 2010 to 2020, $1,178, $5,164 and $3,125 of this investment was allocated to Trilantic Fund IV, V and VI, respectively. This investment had a balance of $5,293 and $6,623 as of June 30, 2021 and December 31, 2020, respectively. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $367 was unfunded at June 30, 2021. The Company also has a $12,000 commitment to invest in Trilantic Fund VI, of which $7,229 was unfunded at June 30, 2021.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $691 and $683 as of June 30, 2021 and December 31, 2020, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $221 and $387 as of June 30, 2021 and December 31, 2020, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $12,334 and $24,500 for the three and six months ended June 30, 2021, respectively, and $12,108 and $24,024 for the three and six months ended June 30, 2020, respectively, and variable lease cost of $1,766 and $3,618 for the three and six months ended June 30, 2021, respectively, and $1,132 and $2,855 for the three and six months ended June 30, 2020, respectively.
On June 10, 2021, the Company entered into lease agreements to take on an additional 14 rentable square feet at its 1 Stanhope Gate office in London, U.K. The approximate additional annual expense under this lease agreement, net of certain lease incentives, is £1,081 and the lease term is June 10, 2021 through March 24, 2027.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of $5,616 and $5,550 as of June 30, 2021 and December 31, 2020, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,144 and $2,651 for the three and six months ended June 30, 2021, respectively, and $1,132 and $2,328 for the three and six months ended June 30, 2020, respectively.
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
The Company incurred net operating cash outflows of $22,893 and $11,763 for the six months ended June 30, 2021 and 2020, respectively, related to its operating leases, which was net of cash received from lease incentives of $4,144 and $8,796 for the six months ended June 30, 2021 and 2020, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$12,327	$7,632	$14,211	$88,765

			June 30, 2021	June 30, 2020
Weighted-average remaining lease term - operating leases			11.2 years	11.8 years
Weighted-average discount rate - operating leases			4.02%	4.25%
As of June 30, 2021, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2021 (July 1 through December 31)	$27,821
2022	55,123
2023	40,000
2024	32,509
2025	34,989
Thereafter	250,622
Total lease payments	441,064
Less: Tenant Improvement Allowances	(11,360)
Less: Imputed Interest	(88,421)
Present value of lease liabilities	341,283
Less: Current lease liabilities	(44,223)
Long-term lease liabilities	$297,060
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces by the end of 2023. These spaces will have lease terms of 3 to 13 years once the Company has taken possession. The additional future payments under these arrangements are $198,704 as of June 30, 2021.
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
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of corporate bonds, municipal bonds and other debt securities held at June 30, 2021 and December 31, 2020 are based on prices provided by external pricing services.
Level 3 – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by Broker-Dealers	$519,888	$—	$—	$519,888
Other Debt and Equity Securities(1)	289,291	—	—	289,291
Investment Funds	137,127	—	—	137,127
Total Assets Measured At Fair Value	$946,306	$—	$—	$946,306

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by Broker-Dealers	$550,026	$—	$—	$550,026
Other Debt and Equity Securities(1)	410,456	—	—	410,456
Investment Funds	107,354	—	—	107,354
Total Assets Measured At Fair Value	$1,067,836	$—	$—	$1,067,836
(1)Includes $5,900 and $7,000 of treasury bills and notes classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2021 and December 31, 2020, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		June 30, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$436,287	$436,287	$—	$—	$436,287
Certificates of Deposit	122,510	—	122,510	—	122,510
Receivables(1)	404,529	—	401,141	—	401,141
Contract Assets(2)	61,428	—	60,799	—	60,799
Receivable from Employees and Related Parties	19,043	—	19,043	—	19,043
Closely-held Equity Securities	691	—	—	691	691
Financial Liabilities:
Accounts Payable and Accrued Expenses	$43,776	$—	$43,776	$—	$43,776
Payable to Employees and Related Parties	48,097	—	48,097	—	48,097
Notes Payable	376,778	—	396,393	—	396,393

		December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$822,598	$822,598	$—	$—	$822,598
Debt Security Investment	7,385	—	—	7,385	7,385
Receivables(1)	439,321	—	434,083	—	434,083
Contract Assets(2)	34,610	—	34,052	—	34,052
Receivable from Employees and Related Parties	23,593	—	23,593	—	23,593
Closely-held Equity Securities	683	—	—	683	683
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,961	$—	$37,961	$—	$37,961
Payable to Employees and Related Parties	24,047	—	24,047	—	24,047
Notes Payable(3)	376,492	—	409,682	—	409,682
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of June 30, 2021, the Company was in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2021, the Company was in compliance with all of these covenants.
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
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2021, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of June 30, 2021 and December 31, 2020:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	June 30, 2021	December 31, 2020
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$—	$37,974
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,765	66,702
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,680	47,651
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,866	16,858
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,376	74,325
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,481	59,449
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,645	39,627
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	34,300	33,906
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,665	—
Total			$376,778	$376,492
Less: Current Portion of Notes Payable			—	(37,974)
Notes Payable			$376,778	$338,518
(a)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 12 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on July 27, 2021, a quarterly cash dividend of $0.68 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of August 27, 2021, which will be paid on September 10, 2021. During the three and six months ended June 30, 2021, the Company declared and paid dividends of $0.68 and $1.29 per share, respectively, totaling $27,534 and $52,928, respectively, and accrued deferred cash dividends on unvested restricted stock units ("RSUs"), totaling $3,685 and $7,096, respectively. The Company also paid deferred cash dividends of $191 and $12,211 during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the Company declared and paid dividends of $0.58 and $1.16 per share, respectively, totaling $23,176 and $46,762, respectively, and accrued deferred cash dividends on unvested RSUs, totaling $3,387 and $6,918, respectively. The Company also paid deferred cash dividends of $197 and $10,767 during the three and six months ended June 30, 2020, respectively.
Treasury Stock – During the three months ended June 30, 2021, the Company purchased 17 Class A Shares from employees at an average cost per share of $139.24, primarily for the net settlement of stock-based compensation awards, and 1,351 Class A Shares at an average cost per share of $138.85 pursuant to the Company's share repurchase program. The aggregate 1,368 Class A Shares were purchased at an average cost per share of $138.86, and the result of these purchases was an increase in Treasury Stock of $189,952 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2021.
During the six months ended June 30, 2021, the Company purchased 934 Class A Shares from employees at an average cost per share of $117.02, primarily for the net settlement of stock-based compensation awards, and 2,374 Class A Shares at an average cost per share of $132.88 pursuant to the Company's share repurchase program. The aggregate 3,308 Class A Shares were purchased at an average cost per share of $128.40, and the result of these purchases was an increase in Treasury Stock of $424,806 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2021.
LP Units – During the three and six months ended June 30, 2021, 21 and 141 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares, resulting in increases to Common Stock of $1 for the six months ended June 30, 2021, and Additional Paid-In-Capital of $1,033 and $6,746 for the three and six months ended June 30, 2021, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2021.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2021, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,861) and ($2,366), respectively.

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

	June 30,
	2021	2020
Subsidiary:
Evercore LP	11%	11%
Evercore Wealth Management ("EWM")(1)	25%	22%
Real Estate Capital Advisory ("RECA")(2)	38%	38%
(1) Noncontrolling Interests represent a blended rate for multiple classes of interests in EWM.
(2) Noncontrolling Interests represent the Class R Interests of Private Capital Advisory L.P.
The Noncontrolling Interests for Evercore LP, EWM and RECA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$265,089	$221,294	$258,428	$256,534

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	23,570	10,816	44,769	18,521
Other Comprehensive Income (Loss)	169	142	403	(1,767)
Total Comprehensive Income	23,739	10,958	45,172	16,754

Evercore LP Units Exchanged for Class A Shares	(1,033)	(583)	(6,747)	(33,754)

Amortization and Vesting of LP Units	3,011	2,384	6,107	5,695

Other Items:
Distributions to Noncontrolling Interests	(16,748)	(2,941)	(29,642)	(14,009)
Issuance of Noncontrolling Interest	238	510	1,345	540
Purchase of Noncontrolling Interest	—	—	(367)	(138)
Total Other Items	(16,510)	(2,431)	(28,664)	(13,607)

Ending balance	$274,296	$231,622	$274,296	$231,622
Other Comprehensive Income – Other Comprehensive Income (Loss) attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Securities and Investments, net, of $62 and $68 for the three and six months ended June 30, 2021, respectively, and ($110) and ($251) for the three and six months ended June 30, 2020, respectively, and Foreign Currency Translation Adjustment Gain (Loss), net, of $107 and $335 for the three and six months ended June 30, 2021, respectively, and $252 and ($1,516) for the three and six months ended June 30, 2020, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
LP Units Exchanged – During the three and six months ended June 30, 2021, 21 and 141 LP Units, respectively, were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $1,033 and $6,747 for the three and six months ended June 30, 2021, respectively, and an increase to Additional-Paid-In-Capital of $1,033 and $6,746 for the three and six months ended June 30, 2021, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2021. See Note 12 for further information.
Interests Issued – During the first quarter of 2021, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $975 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2021.
Interests Purchased – During the first quarter of 2021, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $3,170, which was settled in cash during the three months ended June 30, 2021. This purchase resulted in a decrease to Noncontrolling Interest of $344 and a decrease to Additional Paid-In-Capital of $2,826 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2021.
During the first quarter of 2020, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $1,703 (which was paid in cash of $851 and $852 during the three months ended June 30, 2021 and 2020, respectively). This purchase resulted in a decrease to Noncontrolling Interest of $138 and a decrease to Additional Paid-In-Capital of $1,565 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2020.
Note 14 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and six months ended June 30, 2021 and 2020 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$140,359	$56,412	$284,711	$87,587
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,667	40,635	41,010	40,313
Basic net income per share attributable to Evercore Inc. common shareholders	$3.45	$1.39	$6.94	$2.17
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$140,359	$56,412	$284,711	$87,587
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$140,359	$56,412	$284,711	$87,587
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,667	40,635	41,010	40,313
Assumed exchange of LP Units for Class A Shares(a)(b)	—	—	—	144
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,514	859	2,563	1,248
Shares that are contingently issuable(c)	480	400	480	400
Diluted weighted average Class A Shares outstanding	43,661	41,894	44,053	42,105
Diluted net income per share attributable to Evercore Inc. common shareholders	$3.21	$1.35	$6.46	$2.08
(a)The Company previously had outstanding Class J limited partnership units of Evercore LP ("Class J LP Units"), which converted into Class E limited partnership units of Evercore LP ("Class E LP Units") and ultimately became exchangeable into Class A Shares on a one-for-one basis. As of June 30, 2021 and 2020, no Class J LP Units remained issued or outstanding. See Note 15 for further information. During the six months ended June 30, 2020, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.
(b)The Company has outstanding Class A and E LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and six months ended June 30, 2021 and 2020, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 4,848 and 4,887 for the three and six months ended June 30, 2021, respectively, and 5,076 and 5,207 for the three and six months ended June 30, 2020, respectively. The adjustment to the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $17,159 and $34,170 for the three and six months ended June 30, 2021, respectively, and $7,481 and $12,430 for the three and six months ended June 30, 2020, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.
(c)The Company has outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, and outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P Units and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 480 for each of the three and six months ended June 30, 2021, and 400 for each of the three and six months ended June 30, 2020.
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
In July 2017, the Company exchanged all of the previously outstanding 4,148 Class H limited partnership interests of Evercore LP ("Class H LP Interests") for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units converted into an equal amount of Class E LP Units, and became exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units had the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company expensed the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $1,067 for the six months ended June 30, 2020.
On February 15, 2020, 223 Class J LP Units vested and were converted to an equal amount of Class E LP Units. Following the conversion, no Class J LP Units remain issued and outstanding.
Class I-P Units – In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of a current Co-Chief Executive Officer (then Executive Chairman). These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,130 and $2,366 for the three and six months ended June 30, 2021, respectively, and $1,152 and $2,303 for the three and six months ended June 30, 2020, respectively.
Class K-P Units – In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units convert into a specified number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent upon the achievement of certain defined benchmark results and continued service through December 31, 2021.
In June 2019, the Company issued 220 Class K-P Units to an employee of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent and based upon the achievement of certain defined benchmark results and continued service through February 4, 2023 for the first tranche, which consists of 120 Class K-P Units, and February 4, 2028 for the second tranche, which consists of 100 Class K-P Units.
These Class K-P Units may convert into a maximum of 460 Class K LP Units, contingent upon the achievement of certain defined benchmarks and continued service, as described above. The Company determined the grant date fair value of these awards probable to vest as of June 30, 2021 to be $34,684, related to 403 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Compensation expense related to the Class K-P Units was $1,881 and $3,741 for the three and six months ended June 30, 2021, respectively, and $1,233 and $2,326 for the three and six months ended June 30, 2020, respectively.
Class L Interests – In April 2021, the Company's Board of Directors approved the issuance of Class L Interests in Evercore LP ("Class L Interests") to named executive officers of the Company, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2022. Distributions pursuant to these interests are anticipated to be made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2021. The Company records expense related to these interests as part of its accrual for incentive compensation within Employee Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Operations.
Stock Incentive Plan
During 2020, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Amended 2016 Plan"), which amended the prior Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Amended 2016 Plan, among other things, authorizes an additional 6,000 shares of the Company's Class A Shares. The Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Amended 2016 Plan was 5,124 as of June 30, 2021.
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
    Equity Grants – During the six months ended June 30, 2021, pursuant to the Amended 2016 Plan, the Company granted employees 2,028 RSUs that are Service-based Awards. Service-based Awards granted during the six months ended June 30, 2021 had grant date fair values of $111.03 to $141.07 per share, with an average value of $118.63 per share, for an aggregate fair value of $240,568, and generally vest ratably over four years. During the six months ended June 30, 2021, 2,142 Service-based Awards vested and 106 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $58,054 and $109,762 for the three and six months ended June 30, 2021, respectively, and $50,176 and $100,472 for the three and six months ended June 30, 2020, respectively.

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
Compensation expense related to the Company's deferred cash compensation program was $34,858 and $65,747 for the three and six months ended June 30, 2021, respectively, and $35,626 and $57,861 for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the Company expects to pay an aggregate of $326,219 related to the Company's deferred cash compensation program at various dates through 2025 and total compensation expense related to these awards not yet recognized was $225,591. The weighted-average period over which this compensation cost is expected to be recognized is 27 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits, a component of current liabilities, on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2021.
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
Compensation expense related to other deferred cash awards was $2,180 and $5,521 for the three and six months ended June 30, 2021, respectively, and $3,808 and $7,153 for the three and six months ended June 30, 2020, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan") and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021). Remaining amounts due pursuant to the 2017 and 2021 Long-term Incentive Plans, which aggregate $48,455 of current liabilities and $35,405 of long-term liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2021, are due to be paid, in cash or Class A Shares, at the Company's discretion, in equal installments in the first quarter of 2022 and 2023 (for the 2017 Long-term Incentive Plan), and in the first quarter of 2025, 2026 and 2027 (for the 2021 Long-term Incentive Plan), subject to employment at the time of payment. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020 and the first cash distribution pursuant to this plan of $48,461 was made in March 2021. Awards issued under the 2017 Long-term Incentive Plan are subject to retirement eligibility requirements after the performance criteria has been achieved. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. During the first half of 2020, in assessing the potential impact of the COVID-19 pandemic on the Company's full year 2020 results, management determined it would be appropriate to decrease its expectation for the probable payout of the 2017 Long-term Incentive Plan, which included a review of both historical and projected performance for those eligible under the plan. The Company recorded $8,209 and $13,102 of compensation expense for the three and six months ended June 30, 2021, respectively, and recorded $2,989 of compensation expense for the three months ended June 30, 2020 and reversed $3,821 of compensation expense for the six months ended June 30, 2020 related to these plans.
As of June 30, 2021, the total remaining expense to be recognized for the 2017 Long-term Incentive Plan over the future vesting period ending March 15, 2023 is $17,133. As of June 30, 2021, the total remaining expense to be recognized for the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027 is $125,984, which reflects the current anticipated probable payout for the plan.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $6,296 and $10,446 for the three and six months ended June 30, 2021, respectively, and $3,980 and $8,415 for the three and six months ended June 30, 2020, respectively. The remaining unamortized amount of these awards was $25,356 as of June 30, 2021.
Separation and Transition Benefits
In 2020, the Company completed a review of operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review generated reductions of approximately 8% of the Company's headcount. In conjunction with the employment reductions, for the three and six months ended June 30, 2020, the Company incurred expenses related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") of $6,385 and $22,816, respectively, and the acceleration of the amortization of share-based payments previously granted to affected employees of $1,806 and $7,335, respectively, (related to 104 RSUs) each recorded in Special Charges, Including Business Realignment Costs, primarily within the Investment Banking segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
The following table presents the change in the Company's Termination Costs liability for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
Beginning Balance	$4,589	$1,151
Termination Costs Incurred	1,053	22,816
Cash Benefits Paid	(3,033)	(17,978)
Non-Cash Charges	(25)	(603)
Ending Balance	$2,584	$5,386
In addition to the above Termination Costs incurred, for the three and six months ended June 30, 2021, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $1,663 and $1,948, respectively, (related to 29 RSUs) recorded in Employee Compensation and Benefits, within the Investment Banking segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 16 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Private Equity – As of June 30, 2021, the Company had unfunded commitments for capital contributions of $10,091 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of June 30, 2021. East amended this facility on October 30, 2020 such that, among other things, the interest rate provisions were modified to LIBOR plus 150 basis points and the maturity date was extended to October 31, 2022 (as amended, the "Existing PNC Facility").
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20,000, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of June 30, 2021. On October 30, 2020, East amended this facility such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $30,000. Drawings under this facility bear interest at LIBOR plus 180 basis points and the maturity date was extended to October 31, 2022. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of June 30, 2021.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments – The Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $270 and $81 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the six months ended June 30, 2021 and 2020, respectively. The contingent consideration was fully paid as of June 30, 2021.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30,
	2021	2020
Cash and Cash Equivalents	$442,187	$1,015,723
Restricted Cash included in Other Assets	8,804	9,297
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$450,991	$1,025,020
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
Foreign Exchange – On occasion, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of June 30, 2021.
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
Note 17 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of June 30, 2021 and December 31, 2020 was $433,286 and $586,814, respectively, which exceeded the minimum net capital requirement by $433,036 and $586,564, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2021.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of June 30, 2021.
Note 18 – Income Taxes
The Company's Provision for Income Taxes was $46,478 and $78,159 for the three and six months ended June 30, 2021, respectively, and $21,814 and $35,365 for the three and six months ended June 30, 2020, respectively. The effective tax rate was 22.1% and 19.2% for the three and six months ended June 30, 2021, respectively, and 24.5% and 25.0% for the three and six months ended June 30, 2020, respectively. The effective tax rate reflects net excess tax benefits associated with the appreciation of the Company's share price upon vesting of employee share-based awards above the original grant price, of which $17,018 and $103 is being recognized in the Company's Provision for Income Taxes for the six months ended June 30, 2021 and 2020, respectively, and resulted in a reduction in the effective tax rate of 4 and 0.1 percentage points for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for 2021 and 2020 also reflects the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and six months ended June 30, 2021 and 2020, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company’s effective tax rate for the year.
The Company reported a decrease in deferred tax assets of $153 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $763 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2021. The Company reported an increase in deferred tax assets of $518 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $3,363 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2020.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2021, there were $376 of unrecognized tax benefits that, if recognized, $306 would affect the effective tax rate. The Company anticipates approximately $122 of unrecognized tax benefits may be recognized within a year, as a result of the lapse in the statute of limitations. Related to the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
unrecognized tax benefits, the Company accrued interest and penalties of $10 and $1, respectively, during the three months ended June 30, 2021.
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
The Company's segment information for the three and six months ended June 30, 2021 and 2020 is prepared using the following methodology:
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
Other Expenses include the following:
•Amortization of LP Units and Certain Other Awards – Includes amortization costs associated with the vesting of Class J LP Units issued in conjunction with the acquisition of ISI.
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
•Intangible Asset and Other Amortization – Includes amortization of intangible assets associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and six months ended June 30, 2021.
The following information presents each segment's contribution.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Banking
Net Revenues(1)	$670,820	$495,374	$1,318,105	$909,030
Operating Expenses	468,160	399,476	924,686	739,271
Other Expenses(2)	—	9,163	7	34,389
Operating Income	202,660	86,735	393,412	135,370
Income from Equity Method Investments	549	65	718	601
Pre-Tax Income	$203,209	$86,800	$394,130	$135,971
Identifiable Segment Assets	$2,775,859	$2,358,662	$2,775,859	$2,358,662
Investment Management
Net Revenues(1)	$17,045	$11,701	$32,070	$25,052
Operating Expenses	12,692	11,707	24,261	24,358
Other Expenses(2)	—	—	—	32
Operating Income (Loss)	4,353	(6)	7,809	662
Income from Equity Method Investments	2,845	2,248	5,700	4,840
Pre-Tax Income	$7,198	$2,242	$13,509	$5,502
Identifiable Segment Assets	$171,589	$140,927	$171,589	$140,927
Total
Net Revenues(1)	$687,865	$507,075	$1,350,175	$934,082
Operating Expenses	480,852	411,183	948,947	763,629
Other Expenses(2)	—	9,163	7	34,421
Operating Income	207,013	86,729	401,221	136,032
Income from Equity Method Investments	3,394	2,313	6,418	5,441
Pre-Tax Income	$210,407	$89,042	$407,639	$141,473
Identifiable Segment Assets	$2,947,448	$2,499,589	$2,947,448	$2,499,589

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Banking(A)	$11,233	$11,039	$13,817	$(10,553)
Investment Management	862	(1,252)	938	(648)
Total Other Revenue, net	$12,095	$9,787	$14,755	$(11,201)
(A)Other Revenue, net, from Investment Banking includes interest expense on the Notes Payable of $4,306 and $8,876 for the three and six months ended June 30, 2021, respectively, and $4,534 and $9,376 for the three and six months ended June 30, 2020, respectively.
(2)Other Expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Banking
Amortization of LP Units	$—	$—	$—	$1,067
Special Charges, Including Business Realignment Costs	—	8,558	—	32,202
Acquisition and Transition Costs	—	98	7	106
Intangible Asset Amortization	—	507	—	1,014
Total Investment Banking	—	9,163	7	34,389
Investment Management
Special Charges, Including Business Realignment Costs	—	—	—	32
Total Investment Management	—	—	—	32
Total Other Expenses	$—	$9,163	$7	$34,421
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net Revenues:(1)
United States	$528,322	$391,977	$988,970	$757,377
Europe and Other	145,117	100,224	343,731	180,245
Latin America	2,331	5,087	2,719	7,661
Total	$675,770	$497,288	$1,335,420	$945,283
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	June 30, 2021	December 31, 2020
Total Assets:
United States	$2,433,168	$2,862,343
Europe and Other	514,280	508,545
Total	$2,947,448	$3,370,888

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Transaction-Related Client Reimbursements. In our Investment Banking segment, we incur various transaction-related expenditures, such as travel and professional fees, in the course of performing our services. Pursuant to the engagement letters with our advisory clients, these expenditures may be reimbursable. We define these expenses, which are associated with revenue activities earned over time, as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Client expense reimbursements are recorded as revenue on the Unaudited Condensed Consolidated Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.
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
Prior to the sale of our ECB business in Mexico on December 16, 2020, Other Revenue and Interest Expense was also derived from investing customer funds in financing transactions. These transactions were principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions were recognized over the term of the repurchase or resale transaction.
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
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 and January 1, 2021. The first cash distribution under the 2017 Long-term Incentive Plan occurred in March 2021. Remaining amounts are due to be paid, in cash or Class A Shares, at our discretion, in equal installments in the first quarter of 2022 and 2023 (for the 2017 Long-term Incentive Plan) and in the first quarter of 2025, 2026 and 2027 (for the 2021 Long-term Incentive Plan), subject to employment at the time of payment. Awards issued under the 2017 Long-term Incentive Plan are subject to retirement eligibility requirements after the performance criteria has been achieved. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020.
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
Other Expenses
Other Expenses include the following:
•Amortization of LP Units and Certain Other Awards – Includes amortization costs associated with the vesting of Class J LP Units issued in conjunction with the acquisition of ISI.
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
•Intangible Asset and Other Amortization – Includes amortization of intangible assets associated with certain acquisitions.
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in ABS, Atalanta Sosnoff and Luminis are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.
In July 2021, we acquired a 20% interest in Seneca Evercore for $0.5 million and will maintain proportional representation on the board of directors of Seneca Evercore (but not less than one director) following this transaction. We will account for our interest under the equity method of accounting and present our share of the income (loss) from our interest within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.
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

Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2021 and 2020. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$560,814	$336,436	67%	$1,072,732	$695,000	54%
Underwriting Fees	48,048	93,565	(49%)	127,305	114,683	11%
Commissions and Related Revenue	50,725	54,334	(7%)	104,251	109,900	(5%)
Asset Management and Administration Fees	16,183	12,953	25%	31,132	25,700	21%
Other Revenue, Including Interest and Investments	16,401	15,116	9%	23,631	168	NM
Total Revenues	692,171	512,404	35%	1,359,051	945,451	44%
Interest Expense	4,306	5,329	(19%)	8,876	11,369	(22%)
Net Revenues	687,865	507,075	36%	1,350,175	934,082	45%
Expenses
Operating Expenses	480,852	411,183	17%	948,947	763,629	24%
Other Expenses	—	9,163	NM	7	34,421	(100%)
Total Expenses	480,852	420,346	14%	948,954	798,050	19%
Income Before Income from Equity Method Investments and Income Taxes	207,013	86,729	139%	401,221	136,032	195%
Income from Equity Method Investments	3,394	2,313	47%	6,418	5,441	18%
Income Before Income Taxes	210,407	89,042	136%	407,639	141,473	188%
Provision for Income Taxes	46,478	21,814	113%	78,159	35,365	121%
Net Income	163,929	67,228	144%	329,480	106,108	211%
Net Income Attributable to Noncontrolling Interest	23,570	10,816	118%	44,769	18,521	142%
Net Income Attributable to Evercore Inc.	$140,359	$56,412	149%	$284,711	$87,587	225%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$3.21	$1.35	138%	$6.46	$2.08	211%
As of June 30, 2021 and 2020, we employed approximately 1,900 and 1,775 people, respectively, worldwide.
Three Months Ended June 30, 2021 versus June 30, 2020
Net Income Attributable to Evercore Inc. was $140.4 million for the three months ended June 30, 2021, an increase of $83.9 million, or 149%, compared to $56.4 million for the three months ended June 30, 2020. The changes in our operating results during these periods are described below.
Net Revenues were $687.9 million for the three months ended June 30, 2021, an increase of $180.8 million, or 36%, versus Net Revenues of $507.1 million for the three months ended June 30, 2020. Advisory Fees increased $224.4 million, or 67%, Underwriting Fees decreased $45.5 million, or 49%, and Commissions and Related Revenue decreased $3.6 million, or 7%, compared to the three months ended June 30, 2020. Asset Management and Administration Fees increased $3.2 million, or 25%, compared to the three months ended June 30, 2020. Other Revenue, Including Interest and Investments, increased 9% compared to the three months ended June 30, 2020, primarily driven by the gain on the redemption of the G5 debt security in the second quarter of 2021, partially offset by lower performance of our investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program. For further information see Notes 7, 8 and 16 to our unaudited condensed consolidated financial statements.
Total Operating Expenses were $480.9 million for the three months ended June 30, 2021, compared to $411.2 million for the three months ended June 30, 2020, an increase of $69.7 million, or 17%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $407.8 million for the three months ended June 30, 2021, an increase of $73.8 million, or 22%, versus expense of $334.0 million for the three months ended June 30, 2020. The increase in the amount of compensation recognized for the three months ended June 30, 2021 principally reflects higher levels of incentive compensation, higher amortization of prior period deferred compensation awards and higher base salaries. Non-Compensation expenses, as a component of Operating Expenses, were $73.1 million for the three months ended June 30, 2021, a decrease of $4.1 million, or 5%, versus $77.2 million for the three months ended June 30, 2020. Non-Compensation operating expenses decreased compared to the three months ended June 30, 2020, primarily driven by a decrease in bad debt expense, which was due in part to recoveries in 2021, partially offset by an increase in professional fees. Non-Compensation expenses per employee were approximately $39.4 thousand for the three months ended June 30, 2021, versus $42.6 thousand for the three months ended June 30, 2020.
Total Other Expenses of $9.2 million for the three months ended June 30, 2020 included (a) Special Charges, Including Business Realignment Costs, of $8.6 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, (b) intangible asset and other amortization of $0.5 million and (c) Acquisition and Transition Costs of $0.1 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59.3% for the three months ended June 30, 2021, compared to 65.9% for the three months ended June 30, 2020. The compensation ratio for the three months ended June 30, 2020 was 67.5% when the $8.2 million of separation and transition benefits expense, which is presented within Special Charges, Including Business Realignment Costs, is also included. The decrease in the compensation ratio principally reflects leverage achieved on higher revenues, partially offset by higher levels of incentive compensation, higher amortization of prior period deferred compensation awards and higher base salaries.
Income from Equity Method Investments was $3.4 million for the three months ended June 30, 2021, compared to $2.3 million for the three months ended June 30, 2020. The increase was driven by an increase in earnings from ABS, Luminis and Atalanta Sosnoff during the three months ended June 30, 2021.
The provision for income taxes for the three months ended June 30, 2021 was $46.5 million, which reflected an effective tax rate of 22.1%. The provision for income taxes for the three months ended June 30, 2020 was $21.8 million, which reflected an effective tax rate of 24.5%. The provision for income taxes for the three months ended June 30, 2021 reflects an additional tax benefit of $0.3 million and for the three months ended June 30, 2020 an additional tax expense of $0.5 million due to the net impact associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price, the effect of certain nondeductible expenses, including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $23.6 million for the three months ended June 30, 2021 compared to $10.8 million for the three months ended June 30, 2020. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher earnings for Evercore LP during the three months ended June 30, 2021.
Six Months Ended June 30, 2021 versus June 30, 2020
Net Income Attributable to Evercore Inc. was $284.7 million for the six months ended June 30, 2021, an increase of $197.1 million, or 225%, compared to $87.6 million for the six months ended June 30, 2020. The changes in our operating results during these periods are described below.
Net Revenues were $1.35 billion for the six months ended June 30, 2021, an increase of $416.1 million, or 45%, versus Net Revenues of $934.1 million for the six months ended June 30, 2020. Advisory Fees increased $377.7 million, or 54%, Underwriting Fees increased $12.6 million, or 11%, and Commissions and Related Revenue decreased $5.6 million, or 5%, compared to the six months ended June 30, 2020. Asset Management and Administration Fees increased $5.4 million, or 21%, compared to the six months ended June 30, 2020. Other Revenue, Including Interest and Investments, increased compared to the six months ended June 30, 2020, which was primarily driven by a shift from net losses of $6.8 million for the six months ended June 30, 2020 to gains of $16.0 million for the six months ended June 30, 2021 on our investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program, as well as the gain on the redemption of the G5 debt security in the second quarter of 2021. For further information see Notes 7, 8 and 16 to our unaudited condensed consolidated financial statements.
Total Operating Expenses were $948.9 million for the six months ended June 30, 2021, compared to $763.6 million for the six months ended June 30, 2020, an increase of $185.3 million, or 24%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $803.2 million for the six months ended June 30, 2021, an increase of $199.5 million, or 33%, versus expense of $603.7 million for the six months ended June 30, 2020. The increase in the amount of compensation recognized in the six months ended June 30, 2021 is driven by higher levels of incentive compensation, higher amortization of prior period deferred compensation awards and higher base salaries. Non-compensation expenses as a component of Operating Expenses were $145.7 million for the six months ended June 30, 2021, a decrease of $14.2 million, or 9%, versus $159.9 million for the six months ended June 30, 2020. Non-compensation operating expenses decreased compared to the six months ended June 30, 2020, primarily driven by decreased travel and related expenses, as a substantial number of employees continued to work remotely in 2021, as well as a decrease in bad debt expense, which was due in part to recoveries in 2021, partially offset by an increase in professional fees. Non-Compensation expenses per employee were approximately $79.3 thousand for the six months ended June 30, 2021, versus $86.7 thousand for the six months ended June 30, 2020.
Total Other Expenses of $0.01 million for the six months ended June 30, 2021 reflected Acquisition and Transition Costs. Total Other Expenses of $34.4 million for the six months ended June 30, 2020 included (a) Special Charges, Including Business Realignment Costs, of $32.2 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, (b) compensation costs of $1.1 million associated with the vesting of Class J LP Units, (c) intangible asset and other amortization of $1.0 million and (d) Acquisition and Transition Costs of $0.1 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59.5% for the six months ended June 30, 2021, compared to 64.7% for the six months ended June 30, 2020. The compensation ratio for the six months ended June 30, 2020 was 68.0% when the $30.2 million of separation and transition benefits expense, which is presented within Special Charges, Including Business Realignment Costs, is also included. The decrease in the compensation ratio principally reflects leverage achieved on higher revenues, partially offset by higher levels of incentive compensation, higher amortization of prior period deferred compensation awards and higher base salaries.
Income from Equity Method Investments was $6.4 million for the six months ended June 30, 2021, compared to $5.4 million for the six months ended June 30, 2020. The increase was a result of an increase in earnings from ABS, Atalanta Sosnoff and Luminis during the six months ended June 30, 2021.
The provision for income taxes for the six months ended June 30, 2021 was $78.2 million, which reflected an effective tax rate of 19.2%. The provision for income taxes for the six months ended June 30, 2020 was $35.4 million, which reflected an effective tax rate of 25.0%. The provision for income taxes for the six months ended June 30, 2021 and 2020 reflects the net impact of the deduction associated with the appreciation of our share price upon vesting of employee share-based awards above the original grant price of $17.0 million and $0.1 million, respectively, the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $44.8 million for the six months ended June 30, 2021 compared to $18.5 million for the six months ended June 30, 2020. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher earnings for Evercore LP during the six months ended June 30, 2021.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees	$560,814	$336,436	67%	$1,072,732	$695,000	54%
Underwriting Fees	48,048	93,565	(49%)	127,305	114,683	11%
Commissions and Related Revenue(1)	50,725	54,334	(7%)	104,251	109,900	(5%)
Other Revenue, net(2)(3)	11,233	11,039	2%	13,817	(10,553)	NM
Net Revenues	670,820	495,374	35%	1,318,105	909,030	45%
Expenses
Operating Expenses	468,160	399,476	17%	924,686	739,271	25%
Other Expenses	—	9,163	NM	7	34,389	(100%)
Total Expenses	468,160	408,639	15%	924,693	773,660	20%
Operating Income	202,660	86,735	134%	393,412	135,370	191%
Income from Equity Method Investments(4)	549	65	745%	718	601	19%
Pre-Tax Income	$203,209	$86,800	134%	$394,130	$135,971	190%
(1)We renamed "Commissions and Related Fees" to "Commissions and Related Revenue" and reclassified $0.2 million and $0.4 million of principal trading gains and losses from our institutional equities business from "Other Revenue, net" to "Commissions and Related Revenue" for the three and six months ended June 30, 2020, respectively. See Note 2 to our unaudited condensed consolidated financial statements for further information.
(2)Includes interest expense on Notes Payable of $4.3 million and $8.9 million for the three and six months ended June 30, 2021, respectively, and $4.5 million and $9.4 million for the three and six months ended June 30, 2020, respectively.
(3)Includes a gain of $4.4 million for the three and six months ended June 30, 2021, resulting from the redemption of our G5 debt security.
(4)Equity in Luminis is classified as Income from Equity Method Investments.

For the three months ended June 30, 2021, the dollar value of North American announced and completed M&A activity increased 491% and decreased 14%, respectively, compared to the three months ended June 30, 2020, and the dollar value of Global announced and completed M&A activity increased 185% and 2%, respectively, compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, the dollar value of North American and Global announced M&A activity between $1 - $5 billion increased 463% and 396%, respectively, compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, the dollar value of North American announced and completed M&A activity increased 266% and 1%, respectively, compared to the six months ended June 30, 2020, and the dollar value of Global announced and completed M&A activity increased 132% and 17%, respectively, compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, the dollar value of North American and Global announced M&A activity between $1 - $5 billion increased 302% and 260%, respectively, compared to the six months ended June 30, 2020.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$750	$127	491%	$1,441	$394	266%
Value of North American M&A Deals Announced between $1 - $5 billion	$214	$38	463%	$491	$122	302%
Value of North American M&A Deals Completed	$426	$494	(14%)	$806	$801	1%
Value of Global M&A Deals Announced	$1,481	$519	185%	$2,742	$1,180	132%
Value of Global M&A Deals Announced between $1 - $5 billion	$417	$84	396%	$882	$245	260%
Value of Global M&A Deals Completed	$886	$871	2%	$1,729	$1,472	17%
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	255	222	15%	418	358	17%
Investment Banking Fees of at Least $1 million from Advisory Client Transactions	115	77	49%	218	150	45%
Total Number of Underwriting Transactions	31	36	(14%)	70	48	46%
Total Number of Underwriting Transactions as a Bookrunner	25	21	19%	56	29	93%
 * Source: Refinitiv June 30, 2021
** Includes revenue generating clients
Investment Banking Results of Operations
Three Months Ended June 30, 2021 versus June 30, 2020
Investment Banking Net Revenues were $670.8 million for the three months ended June 30, 2021, compared to $495.4 million for the three months ended June 30, 2020, an increase of $175.4 million, or 35%. We earned 255 fees from Advisory clients for the three months ended June 30, 2021, compared to 222 for the three months ended June 30, 2020, representing a 15% increase. We earned 115 fees in excess of $1.0 million for the three months ended June 30, 2021, compared to 77 for the three months ended June 30, 2020, representing a 49% increase. The increase in revenues from the three months ended June 30, 2020 was primarily driven by an increase of $224.4 million, or 67%, in Advisory Fees, reflecting an increase in the number of Advisory fees earned and an increase in revenue earned from large transactions during the three months ended June 30, 2021. Underwriting Fees decreased $45.5 million, or 49%, compared to the three months ended June 30, 2020, reflecting a decrease in the number of transactions we participated in, as well as the relative fee size of those transactions. Commissions and Related Revenue decreased $3.6 million, or 7%, compared to the three months ended June 30, 2020. Other Revenue, net, for the three months ended June 30, 2021 increased 2% versus the three months ended June 30, 2020, primarily driven by the gain on the redemption of the G5 debt security in the second quarter of 2021, partially offset by lower performance of our investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $468.2 million for the three months ended June 30, 2021, compared to $399.5 million for the three months ended June 30, 2020, an increase of $68.7 million, or 17%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $398.2 million for the three months ended June 30, 2021, compared to $325.7 million for the three months ended June 30, 2020, an increase of $72.5 million, or 22%. The increase in the amount of compensation recognized for the three months ended June 30, 2021 principally reflects higher levels of incentive compensation, higher amortization of prior period deferred compensation awards and higher base salaries. Non-Compensation expenses, as a component of Operating Expenses, were $70.0 million for the three months ended June 30, 2021, compared to $73.8 million for the three months ended June 30, 2020, a decrease of $3.8 million, or 5%. Non-Compensation operating expenses decreased from the three months ended June 30, 2020 primarily driven by a decrease in bad debt expense, partially offset by an increase in professional fees.

Other Expenses of $9.2 million for the three months ended June 30, 2020 included (a) Special Charges, Including Business Realignment Costs, of $8.6 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, (b) intangible asset amortization of $0.5 million and (c) Acquisition and Transition Costs of $0.1 million.
Six Months Ended June 30, 2021 versus June 30, 2020
Investment Banking Net Revenues were $1.32 billion for the six months ended June 30, 2021, compared to $909.0 million for the six months ended June 30, 2020, an increase of $409.1 million, or 45%. We earned 418 fees from Advisory clients for the six months ended June 30, 2021, compared to 358 for the six months ended June 30, 2020, representing a 17% increase. We earned 218 fees in excess of $1.0 million for the six months ended June 30, 2021, compared to 150 for the six months ended June 30, 2020, representing a 45% increase. The increase in revenues from the six months ended June 30, 2020 was primarily driven by an increase of $377.7 million, or 54%, in Advisory Fees, reflecting an increase in the number of Advisory fees earned and an increase in revenue earned from large transactions during the six months ended June 30, 2021. Underwriting Fees increased $12.6 million, or 11%, compared to the six months ended June 30, 2020, reflecting an increase in the number of transactions we participated in, as well as the relative size of our participation in those transactions. Commissions and Related Revenue decreased $5.6 million, or 5%, compared to the six months ended June 30, 2020. Other Revenue, net, for the six months ended June 30, 2021 increased versus the six months ended June 30, 2020, primarily driven by a shift from net losses of $6.8 million for the six months ended June 30, 2020 to gains of $16.0 million for the six months ended June 30, 2021 on our investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program, as well as the gain on the redemption of the G5 debt security in the second quarter of 2021.
Operating Expenses were $924.7 million for the six months ended June 30, 2021, compared to $739.3 million for the six months ended June 30, 2020, an increase of $185.4 million, or 25%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $784.8 million for the six months ended June 30, 2021, compared to $586.6 million for the six months ended June 30, 2020, an increase of $198.2 million, or 34%. The increase in the amount of compensation recognized in the six months ended June 30, 2021 is driven by higher levels of incentive compensation, higher amortization of prior period deferred compensation awards and higher base salaries. Non-compensation expenses, as a component of Operating Expenses, were $139.9 million for the six months ended June 30, 2021, compared to $152.7 million for the six months ended June 30, 2020, a decrease of $12.8 million, or 8%. Non-compensation operating expenses decreased from the six months ended June 30, 2020 primarily driven by decreased travel and related expenses, as a substantial number of employees continued to work remotely in 2021, as well as a decrease in bad debt expense, partially offset by an increase in professional fees.
Other Expenses of $0.01 million for the six months ended June 30, 2021 reflected Acquisition and Transition Costs. Other Expenses of $34.4 million for the six months ended June 30, 2020 included (a) Special Charges, Including Business Realignment Costs, of $32.2 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, (b) compensation costs of $1.1 million associated with the vesting of Class J LP Units granted in conjunction with the acquisition of ISI, (c) intangible asset amortization of $1.0 million and (d) Acquisition and Transition Costs of $0.1 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$16,183	$12,632	28%	$31,132	$24,960	25%
Institutional Asset Management(1)	—	321	NM	—	740	NM
Asset Management and Administration Fees	16,183	12,953	25%	31,132	25,700	21%
Other Revenue, net	862	(1,252)	NM	938	(648)	NM
Net Revenues	17,045	11,701	46%	32,070	25,052	28%
Expenses
Operating Expenses	12,692	11,707	8%	24,261	24,358	—%
Other Expenses	—	—	NM	—	32	NM
Total Expenses	12,692	11,707	8%	24,261	24,390	(1%)
Operating Income (Loss)	4,353	(6)	NM	7,809	662	NM
Income from Equity Method Investments(2)	2,845	2,248	27%	5,700	4,840	18%
Pre-Tax Income	$7,198	$2,242	221%	$13,509	$5,502	146%
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
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI. In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of June 30, 2021, $0.8 million of previously distributed carried interest received from the funds was subject to repayment.
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
Assets Under Management
AUM for our Wealth Management business of $11.1 billion at June 30, 2021 increased compared to $10.2 billion at December 31, 2020. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 75% and 72% of Level 1 investments, 21% and 24% of Level 2 investments and 4% of Level 3 investments as of June 30, 2021 and December 31, 2020, respectively.
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
The following table summarizes AUM activity for the six months ended June 30, 2021:

Wealth Management(1)

(dollars in millions)
Balance at December 31, 2020	$10,163
Inflows	540
Outflows	(377)
Market Appreciation	808
Balance at June 30, 2021	$11,134

Unconsolidated Affiliates - Balance at June 30, 2021:
Atalanta Sosnoff	$8,277
ABS	$7,206
(1)Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $76.3 million and $76.4 million as of June 30, 2021 and December 31, 2020, respectively.
The following table represents the composition of AUM for Wealth Management as of June 30, 2021:

Wealth Management
Equities	66%
Fixed Income	21%
Liquidity(1)	8%
Alternatives	5%
Total	100%
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
For the six months ended June 30, 2021, AUM for Wealth Management increased 10%, reflecting an 8% increase due to market appreciation and a 2% increase due to flows. Wealth Management outperformed the S&P 500 on a 1 and 3-year basis by approximately 2% and 3%, respectively, during the period. Wealth Management outperformed the fixed income composite on a

1-year basis by approximately 70 basis points and lagged the fixed income composite on a 3-year basis by approximately 40 basis points, respectively, during the period. For the six months ended June 30, 2021, the S&P 500 was up approximately 15% and the fixed income composite was down approximately 1%.
AUM from our unconsolidated affiliates increased 8% compared to December 31, 2020, primarily related to positive performance in ABS and Atalanta Sosnoff.
Three Months Ended June 30, 2021 versus June 30, 2020
Investment Management Net Revenues were $17.0 million for the three months ended June 30, 2021, compared to $11.7 million for the three months ended June 30, 2020, which represented an increase of 46%. Asset Management and Administration Fees earned from the management of client portfolios increased 25% for the three months ended June 30, 2021, primarily driven by an increase of $3.6 million in fees from Wealth Management clients, as associated AUM increased 23%. Fee-based revenues included $0.01 million of revenues from performance fees for the three months ended June 30, 2020. Income from Equity Method Investments increased from the three months ended June 30, 2020, as a result of an increase in earnings from our investments in ABS and Atalanta Sosnoff.
Operating Expenses were $12.7 million for the three months ended June 30, 2021, compared to $11.7 million for the three months ended June 30, 2020, an increase of $1.0 million, or 8%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $9.6 million for the three months ended June 30, 2021, compared to $8.3 million for the three months ended June 30, 2020, an increase of $1.3 million, or 16%. Non-Compensation expenses, as a component of Operating Expenses, were $3.1 million for the three months ended June 30, 2021, compared to $3.4 million for the three months ended June 30, 2020, a decrease of $0.3 million, or 9%.
Six Months Ended June 30, 2021 versus June 30, 2020
Investment Management Net Revenues were $32.1 million for the six months ended June 30, 2021, compared to $25.1 million for the six months ended June 30, 2020, which represented an increase of 28%. Asset Management and Administration Fees earned from the management of client portfolios increased 21% for the six months ended June 30, 2021, primarily driven by an increase of $6.2 million in fees from Wealth Management clients, as associated AUM increased 23%. Fee-based revenues included $0.07 million of revenues from performance fees for the six months ended June 30, 2020. Income from Equity Method Investments increased from the six months ended June 30, 2020, as a result of an increase in earnings from our investments in ABS and Atalanta Sosnoff.
Operating Expenses were $24.3 million for the six months ended June 30, 2021, flat compared to the six months ended June 30, 2020. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $18.3 million for the six months ended June 30, 2021, compared to $17.1 million for the six months ended June 30, 2020, an increase of $1.2 million, or 7%. Non-Compensation expenses, as a component of Operating Expenses, were $6.0 million for the six months ended June 30, 2021, compared to $7.3 million for the six months ended June 30, 2020, a decrease of $1.3 million, or 18%.
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

	For the Six Months Ended June 30,
	2021	2020

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$329,480	$106,108
Non-cash charges	221,687	233,773
Other operating activities	(436,709)	(221,111)
Operating activities	114,458	118,770
Investing activities	11,968	483,616
Financing activities	(517,217)	(214,410)
Effect of exchange rate changes	3,558	(6,842)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(387,233)	381,134
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	838,224	643,886
End of Period	$450,991	$1,025,020
Six Months Ended June 30, 2021. Cash, Cash Equivalents and Restricted Cash were $451.0 million at June 30, 2021, a decrease of $387.2 million versus Cash, Cash Equivalents and Restricted Cash of $838.2 million at December 31, 2020. Operating activities resulted in a net inflow of $114.5 million, primarily related to earnings, partially offset by the payment of 2020 bonus awards and deferred cash compensation. Cash of $12.0 million was provided by investing activities primarily related to net proceeds from sales and maturities of investment securities and the proceeds from the redemption of the G5 debt security, partially offset by the purchase of certificates of deposit and purchases of equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York. Financing activities during the period used cash of $517.2 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of our Notes Payable and dividends and distributions to noncontrolling interest holders, partially offset by the issuance of the 2021 Private Placement Notes. For further information, see Note 11 to our unaudited condensed consolidated financial statements. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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

On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we were able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Further, on April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2021, we repurchased 2,374,027 Class A Shares, at an average cost per share of $132.88, for $315.5 million pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2021, we repurchased 934,387 Class A Shares, at an average cost per share of $117.02, for $109.3 million primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 3,308,414 Class A Shares repurchased during the six months ended June 30, 2021 were acquired for aggregate purchase consideration of $424.8 million, at an average cost per share of $128.40.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of June 30, 2021, we were in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2021, we were in compliance with all of these covenants.
On March 29, 2021, we issued an aggregate of $38.0 million of senior notes, comprised of $38.0 million aggregate principal amount of our 1.97% Series I Notes, pursuant to the 2021 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2021, we were in compliance with all of these covenants.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of June 30, 2021. East amended this facility on October 30, 2020 such that, among other things, the interest rate provisions were modified to LIBOR plus 150 basis points and the maturity date was extended to October 31, 2022.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $20.0 million, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of June 30, 2021. On October 30, 2020, East amended this facility such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $30.0 million. Drawings under this facility will bear interest at LIBOR plus 180 basis points and the maturity date was extended to October 31, 2022. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of June 30, 2021.
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
On July 1, 2018, we entered into a new lease agreement for office space at our headquarters at 55 East 52nd St., New York, New York, and subsequently entered into an amendment to this lease agreement for additional office space, as well as to extend our original commitment, on December 6, 2019. We expect to spend approximately $0.8 million, net of a tenant improvement allowance, to improve the premises under this lease over the next twelve months. Our work at these premises, which was temporarily suspended at the end of the first quarter of 2020 as a result of the COVID-19 pandemic, resumed in June 2020. For further information see Note 9 to our unaudited condensed consolidated financial statements.
Contractual Obligations
For a further discussion of our contractual obligations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $10.1 million and $12.0 million as of June 30, 2021 and December 31, 2020, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds.
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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of June 30, 2021, the fair value of our investments with these products, based on closing prices, was $141.5 million.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $14.2 million, $28.3 million and $42.5 million, respectively, for the three months ended June 30, 2021.
In February 2020, we entered into four-month futures contracts on a stock index fund with a notional amount of $38.9 million as an economic hedge against our deferred cash compensation program. These contracts settled in June 2020. In accordance with ASC 815, these contracts were carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. We had net realized gains (losses) of $5.2 million and ($4.0) million for the three and six months ended June 30, 2020, respectively.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.8 million for the three months ended June 30, 2021.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe, Asia and Mexico (currently in wind-down), as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our European, Asian and Latin

American revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Mexican pesos, Brazilian real, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2021, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was $2.4 million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We reversed bad debt expense of approximately $1.8 million for the six months ended June 30, 2021 and recorded bad debt expense of approximately $5.3 million for the six months ended June 30, 2020.
As of June 30, 2021 and December 31, 2020, total receivables recorded in Accounts Receivable amounted to $328.5 million and $368.3 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $76.0 million and $71.0 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of June 30, 2021, total contract assets recorded in Other Current Assets and Other Assets amounted to $54.8 million and $6.7 million, respectively. As of December 31, 2020, total contract assets recorded in Other Current Assets and Other Assets amounted to $29.3 million and $5.3 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of highly-rated corporate and municipal bonds, treasury bills, exchange-traded funds, mutual funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2021, we had Investment Securities of $940.4 million, of which 85% were treasury bills.
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
We have not made any changes during the three months ended June 30, 2021 that have materially affected, or reasonably affect, our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2021	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	16,143	$80.49	—	3,265,267
February 1 to February 28	1,306,786	117.48	472,899	2,792,368
March 1 to March 31	617,501	129.62	550,335	2,242,033
Total January 1 to March 31	1,940,430	$121.03	1,023,234	2,242,033

April 1 to April 30	322,978	$137.42	317,224	8,432,105
May 1 to May 31	397,602	144.44	387,290	8,044,815
June 1 to June 30	647,404	136.15	646,279	7,398,536
Total April 1 to June 30	1,367,984	$138.86	1,350,793	7,398,536

Total January 1 to June 30	3,308,414	$128.40	2,374,027	7,398,536

(1)Includes the repurchase of 917,196 and 17,191 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2021 and June 30, 2021, respectively.
(2)On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, Evercore was able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Further, on April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: August 3, 2021

Evercore Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Co-Chief Executive Officer and Co-Chairman

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Co-Chief Executive Officer and Co-Chairman

By:	/s/ ROBERT B. WALSH
Name:	Robert B. Walsh
Title:	Chief Financial Officer