Form 10-Q
period 2021-09-30
Evercore Inc.
filed 2021-11-03
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 21, 2021 was 39,019,219. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 21, 2021 was 46 (excluding 54 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and Cash Equivalents	$478,819	$829,598
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $452,955 and $402,824 at September 30, 2021 and December 31, 2020, respectively)	1,269,961	1,060,836
Accounts Receivable (net of allowances of $3,563 and $5,372 at September 30, 2021 and December 31, 2020, respectively)	397,964	368,346
Receivable from Employees and Related Parties	21,596	23,593
Other Current Assets	131,386	92,231
Total Current Assets	2,299,726	2,374,604
Investments	70,773	86,681
Deferred Tax Assets	254,490	257,862
Operating Lease Right-of-Use Assets	254,840	270,498
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $159,249 and $139,572 at September 30, 2021 and December 31, 2020, respectively)	150,732	148,832
Goodwill	128,167	129,126
Intangible Assets (net of accumulated amortization of $3,204 and $2,932 at September 30, 2021 and December 31, 2020, respectively)	426	698
Other Assets	112,734	102,587
Total Assets	$3,271,888	$3,370,888
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$786,644	$778,043
Accounts Payable and Accrued Expenses	45,528	37,961
Payable to Employees and Related Parties	33,622	24,047
Operating Lease Liabilities	44,837	42,871
Taxes Payable	1,841	15,346
Current Portion of Notes Payable	—	37,974
Other Current Liabilities	22,007	127,691
Total Current Liabilities	934,479	1,063,933
Operating Lease Liabilities	291,795	300,275
Notes Payable	375,991	338,518
Amounts Due Pursuant to Tax Receivable Agreements	79,108	76,860
Other Long-term Liabilities	78,277	101,928
Total Liabilities	1,759,650	1,881,514
Commitments and Contingencies (Note 16)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 74,631,561 and 72,195,283 issued at September 30, 2021 and December 31, 2020, respectively, and 39,085,383 and 40,750,225 outstanding at September 30, 2021 and December 31, 2020, respectively)	746	722
Class B, par value $0.01 per share (1,000,000 shares authorized, 47 and 48 issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	—	—
Additional Paid-In-Capital	2,436,727	2,266,136
Accumulated Other Comprehensive Income (Loss)	(13,725)	(9,758)
Retained Earnings	1,152,527	798,573
Treasury Stock at Cost (35,546,178 and 31,445,058 shares at September 30, 2021 and December 31, 2020, respectively)	(2,354,680)	(1,824,727)
Total Evercore Inc. Stockholders' Equity	1,221,595	1,230,946
Noncontrolling Interest	290,643	258,428
Total Equity	1,512,238	1,489,374
Total Liabilities and Equity	$3,271,888	$3,370,888
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Investment Banking:
Advisory Fees	$708,333	$270,662	$1,781,065	$965,662
Underwriting Fees	54,381	66,499	181,686	181,182
Commissions and Related Revenue	46,763	44,003	151,014	153,903
Asset Management and Administration Fees	16,960	14,025	48,092	39,725
Other Revenue, Including Interest and Investments	1,511	12,329	25,142	12,497
Total Revenues	827,948	407,518	2,186,999	1,352,969
Interest Expense	4,393	5,003	13,269	16,372
Net Revenues	823,555	402,515	2,173,730	1,336,597
Expenses
Employee Compensation and Benefits	486,471	259,812	1,289,659	864,600
Occupancy and Equipment Rental	19,191	18,043	55,413	54,318
Professional Fees	24,851	17,324	67,859	53,165
Travel and Related Expenses	5,895	3,182	11,902	23,089
Communications and Information Services	14,082	13,868	42,191	40,704
Depreciation and Amortization	7,122	6,214	20,914	20,060
Execution, Clearing and Custody Fees	2,484	2,840	8,949	10,230
Special Charges, Including Business Realignment Costs	8,554	7,380	8,554	39,614
Acquisition and Transition Costs	—	454	7	560
Other Operating Expenses	9,752	9,712	21,908	30,539
Total Expenses	578,402	338,829	1,527,356	1,136,879
Income Before Income from Equity Method Investments and Income Taxes	245,153	63,686	646,374	199,718
Income from Equity Method Investments	3,681	3,111	10,099	8,552
Income Before Income Taxes	248,834	66,797	656,473	208,270
Provision for Income Taxes	59,712	15,677	137,871	51,042
Net Income	189,122	51,120	518,602	157,228
Net Income Attributable to Noncontrolling Interest	29,577	8,510	74,346	27,031
Net Income Attributable to Evercore Inc.	$159,545	$42,610	$444,256	$130,197
Net Income Attributable to Evercore Inc. Common Shareholders	$159,545	$42,610	$444,256	$130,197
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,467	40,694	40,492	40,441
Diluted	42,697	42,343	43,597	42,185
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$4.04	$1.05	$10.97	$3.22
Diluted	$3.74	$1.01	$10.19	$3.09

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$189,122	$51,120	$518,602	$157,228
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(858)	(23)	(363)	(1,720)
Foreign Currency Translation Adjustment Gain (Loss), net	(6,749)	6,773	(4,310)	(2,868)
Other Comprehensive Income (Loss)	(7,607)	6,750	(4,673)	(4,588)
Comprehensive Income	181,515	57,870	513,929	152,640
Comprehensive Income Attributable to Noncontrolling Interest	28,468	9,496	73,640	26,250
Comprehensive Income Attributable to Evercore Inc.	$153,047	$48,374	$440,289	$126,390

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended September 30, 2021
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2021	74,588,183	$746	$2,383,725	$(7,227)	$1,023,260	(34,753,472)	$(2,249,533)	$274,296	$1,425,267
Net Income	—	—	—	—	159,545	—	—	29,577	189,122
Other Comprehensive Income (Loss)	—	—	—	(6,498)	—	—	—	(1,109)	(7,607)
Treasury Stock Purchases	—	—	—	—	—	(792,706)	(105,147)	—	(105,147)
Evercore LP Units Exchanged for Class A Common Stock	250	—	21	—	—	—	—	(13)	8
Equity-based Compensation Awards	43,128	—	52,981	—	—	—	—	2,946	55,927
Dividends	—	—	—	—	(30,278)	—	—	—	(30,278)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	(15,054)	(15,054)
Balance at September 30, 2021	74,631,561	$746	$2,436,727	$(13,725)	$1,152,527	(35,546,178)	$(2,354,680)	$290,643	$1,512,238

	For the Nine Months Ended September 30, 2021
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2020	72,195,283	$722	$2,266,136	$(9,758)	$798,573	(31,445,058)	$(1,824,727)	$258,428	$1,489,374
Net Income	—	—	—	—	444,256	—	—	74,346	518,602
Other Comprehensive Income (Loss)	—	—	—	(3,967)	—	—	—	(706)	(4,673)
Treasury Stock Purchases	—	—	—	—	—	(4,101,120)	(529,953)	—	(529,953)
Evercore LP Units Exchanged for Class A Common Stock	140,943	1	8,787	—	—	—	—	(6,760)	2,028
Equity-based Compensation Awards	2,295,335	23	164,630	—	—	—	—	9,053	173,706
Dividends	—	—	—	—	(90,302)	—	—	—	(90,302)
Noncontrolling Interest (Note 13)	—	—	(2,826)	—	—	—	—	(43,718)	(46,544)
Balance at September 30, 2021	74,631,561	$746	$2,436,727	$(13,725)	$1,152,527	(35,546,178)	$(2,354,680)	$290,643	$1,512,238

	For the Three Months Ended September 30, 2020
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2020	71,977,753	$720	$2,166,837	$(37,167)	$590,866	(31,393,480)	$(1,820,728)	$231,622	$1,132,150
Net Income	—	—	—	—	42,610	—	—	8,510	51,120
Other Comprehensive Income	—	—	—	5,764	—	—	—	986	6,750
Treasury Stock Purchases	—	—	—	—	—	(15,876)	(927)	—	(927)
Evercore LP Units Exchanged for Class A Common Stock	200	—	11	—	—	—	—	(8)	3
Equity-based Compensation Awards	36,775	—	49,874	—	—	—	—	4,231	54,105
Dividends	—	—	—	—	(26,934)	—	—	—	(26,934)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	(9,253)	(9,253)
Balance at September 30, 2020	72,014,728	$720	$2,216,722	$(31,403)	$606,542	(31,409,356)	$(1,821,655)	$236,088	$1,207,014

	For the Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2019	68,698,675	$687	$2,016,524	$(27,596)	$558,269	(29,522,665)	$(1,678,168)	$256,534	$1,126,250
Cumulative Effect of Accounting Change(1)	—	—	—	—	(1,310)	—	—	—	(1,310)
Net Income	—	—	—	—	130,197	—	—	27,031	157,228
Other Comprehensive Income (Loss)	—	—	—	(3,807)	—	—	—	(781)	(4,588)
Treasury Stock Purchases	—	—	—	—	—	(1,886,691)	(143,487)	—	(143,487)
Evercore LP Units Exchanged for Class A Common Stock	806,555	8	42,353	—	—	—	—	(33,762)	8,599
Equity-based Compensation Awards	2,509,498	25	159,410	—	—	—	—	9,926	169,361
Dividends	—	—	—	—	(80,614)	—	—	—	(80,614)
Noncontrolling Interest (Note 13)	—	—	(1,565)	—	—	—	—	(22,860)	(24,425)
Balance at September 30, 2020	72,014,728	$720	$2,216,722	$(31,403)	$606,542	(31,409,356)	$(1,821,655)	$236,088	$1,207,014
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

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net Income	$518,602	$157,228
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments and Investment Securities	(12,067)	3,471
Equity Method Investments	3,292	2,341
Equity-Based and Other Deferred Compensation	309,204	271,145
Gain on Sale of ECB Trust Business	—	(1,355)
Noncash Lease Expense	30,368	28,564
Depreciation, Amortization and Accretion	21,360	22,440
Bad Debt Expense	15	5,888
Deferred Taxes	9,364	(260)
Decrease (Increase) in Operating Assets:
Investment Securities	(1,971)	2,250
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	(2,859)
Securities Purchased Under Agreements to Resell	—	2,753
Accounts Receivable	(31,122)	4,037
Receivable from Employees and Related Parties	2,091	(3,503)
Other Assets	(49,736)	24,576
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(144,111)	(213,817)
Accounts Payable and Accrued Expenses	8,814	283
Securities Sold Under Agreements to Repurchase	—	109
Payables to Employees and Related Parties	9,076	(10,194)
Taxes Payable	(13,505)	(1,125)
Other Liabilities	(129,770)	(8,777)
Net Cash Provided by Operating Activities	529,904	283,195
Cash Flows From Investing Activities
Investments Purchased	(3,862)	(143)
Proceeds from Redemption of G5 Debt Security	11,779	—
Distributions of Private Equity Investments	316	650
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities and Futures Contracts Activity	1,565,429	554,141
Purchases of Investment Securities and Futures Contracts Activity	(1,640,970)	(247,920)
Maturity of Certificates of Deposit	73,995	214,266
Purchase of Certificates of Deposit	(191,498)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(23,417)	(41,580)
Proceeds from Sale of Business	—	1,830
Net Cash Provided by (Used in) Investing Activities	(208,228)	481,244
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	2,063	540
Distributions to Noncontrolling Interests	(45,768)	(23,262)
Payment of Notes Payable	(38,000)	—
Issuance of Notes Payable	38,000	—
Debt Issuance Costs	(355)	—
Purchase of Treasury Stock and Noncontrolling Interests	(533,737)	(144,338)
Dividends	(91,922)	(81,297)
Net Cash Provided by (Used in) Financing Activities	(669,719)	(248,357)
Effect of Exchange Rate Changes on Cash	(2,306)	(1,302)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(350,349)	514,780
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	838,224	643,886
Cash, Cash Equivalents and Restricted Cash – End of Period	$487,875	$1,158,666
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$12,454	$18,110
Payments for Income Taxes	$118,892	$42,777
Accrued Dividends	$10,718	$10,266
Noncash Purchase of Noncontrolling Interest	$—	$851
Receipt of Equity Securities in Settlement of Accounts Receivable	$1,955	$—
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 1 – Organization
Evercore Inc., together with its subsidiaries (the "Company"), is an investment banking and investment management firm, incorporated in Delaware and headquartered in New York, New York. The Company is a holding company which owns a controlling interest in, and is the sole general partner of, Evercore LP, a Delaware limited partnership ("Evercore LP"). The Company operates from its offices and through its affiliates in the Americas, Europe, the Middle East and Asia.
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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") and Evercore Partners Canada Ltd. ("Evercore Canada") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing and Evercore Canada (as of January 1, 2020 for Evercore Canada), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing and Evercore Canada assets of $456,739 and liabilities of $163,859 at September 30, 2021 and assets of $377,878 and liabilities of $164,779 at December 31, 2020.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Reclassifications: During 2021, certain balances on the Unaudited Condensed Consolidated Statements of Operations for prior periods were reclassified to conform to their current presentation.
Commissions and Related Revenue – The Company renamed "Commissions and Related Fees" to "Commissions and Related Revenue" on the Unaudited Condensed Consolidated Statements of Operations and reclassified $150 and $550 of principal trading gains and losses from the Company's institutional equities business from "Other Revenue, Including Interest and Investments" to "Commissions and Related Revenue" for the three and nine months ended September 30, 2020, respectively.
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
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Banking:
Advisory Fees	$708,333	$270,662	$1,781,065	$965,662
Underwriting Fees	54,381	66,499	181,686	181,182
Commissions and Related Revenue	46,763	44,003	151,014	153,903
Total Investment Banking	$809,477	$381,164	$2,113,765	$1,300,747

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$16,960	$13,664	$48,092	$38,624
Institutional Asset Management	—	361	—	1,101
Total Investment Management	$16,960	$14,025	$48,092	$39,725
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the nine months ended September 30, 2021 and 2020 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Nine Months Ended September 30, 2021
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2021	$368,346	$70,975	$29,327	$5,283	$9,373	$147
Increase (Decrease)	29,618	6,919	53,477	5,261	(2,615)	—
Balance at September 30, 2021	$397,964	$77,894	$82,804	$10,544	$6,758	$147

	For the Nine Months Ended September 30, 2020
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2020	$296,355	$63,554	$31,525	$2,504	$2,492	$615
Increase (Decrease)	(13,998)	(580)	(12,244)	(88)	9,784	(234)
Balance at September 30, 2020	$282,357	$62,974	$19,281	$2,416	$12,276	$381
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
The Company recognized revenue of $13,759 and $21,835 on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively, and $5,652 and $11,543 for the three and nine months ended September 30, 2020, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and nine months ended September 30, 2021 and 2020 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning Balance(1)	$2,143	$11,125	$5,372	$9,191
Bad debt expense, net of reversals	1,781	557	15	5,888
Write-offs, foreign currency translation and other adjustments	(361)	(849)	(1,824)	(4,246)
Ending Balance	$3,563	$10,833	$3,563	$10,833
(1)Beginning Balance for the nine months ended September 30, 2020 includes the cumulative-effect adjustment of $1,310, which reflects the increase in the Company's Allowance for Doubtful Accounts as a result of the use of the current expected credit loss model related to the adoption of ASU 2016-13 on January 1, 2020.
The change in the balance during the three and nine months ended September 30, 2021 is primarily related to an increase in the current period provision of expected credit losses, which is also impacted by recoveries of bad debt, as well as the change in the amount of receivables outstanding greater than 120 days at September 30, 2021, and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
and long-term contract assets from the Company's private and secondary fund advisory businesses as of September 30, 2021, by year of origination:

	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$48,663	$29,271	$7,233	$3,005	$266	$88,438
Note 5 – Business Developments, Special Charges, Including Business Realignment Costs, and Intangible Asset Amortization
Business Developments
Sale of ECB Trust Business – On July 2, 2020, the Company completed the sale of the trust business of ECB ("the ECB Trust Business"), which was a part of its Investment Management segment, for a purchase price of MXN 39,500 ($1,830). As a result of this transaction, the Company deconsolidated assets of $475, representing an allocation of goodwill based on the relative fair value of the business being sold to the total fair value of the Institutional Asset Management reporting unit. This transaction resulted in a pre-tax gain of $1,355 included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.
Special Charges, Including Business Realignment Costs
The Company recognized $8,554 for the three and nine months ended September 30, 2021, as Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with the Company's current investment strategy, the Company decided to wind down during the third quarter of 2021. See Note 8 for further information.
The Company recognized $7,380 and $39,614 for the three and nine months ended September 30, 2020, respectively, as Special Charges, Including Business Realignment Costs. For the three and nine months ended September 30, 2020, these costs included $7,253 and $37,558, respectively, for separation and transition benefits and related costs as a result of the Company's review of its operations, described below, and $127 and $2,056, respectively, related to the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives.
In 2020, the Company completed a review of its operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review generated reductions of 8% of the Company's headcount. See Note 15 for further information.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for Investment Management was $90 and $272 for the three and nine months ended September 30, 2021, respectively, and $105 and $318 for the three and nine months ended September 30, 2020, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations. Expense associated with the amortization of intangible assets for Investment Banking was $169 and $1,183 for the three and nine months ended September 30, 2020, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Note 6 – Related Parties
Investment Banking Revenue includes advisory fees earned from clients that have Senior Managing Directors and certain Senior Advisors and executives as a member of their Board of Directors of $2,635 and $26,050 for the three and nine months ended September 30, 2021, respectively, and $4,859 and $13,628 for the three and nine months ended September 30, 2020, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $6,730 and $10,159 as of September 30, 2021 and December 31, 2020, respectively. See Note 15 for further information.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 7 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021				December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$452,955	$19	$—	$452,974	$402,824	$39	$—	$402,863
Equity Securities	666	376	—	1,042	666	—	73	593
Debt Securities Carried by Broker-Dealers	564,837	42	2	564,877	550,002	27	3	550,026
Investment Funds	110,246	26,310	—	136,556	87,612	19,742	—	107,354
Total Investment Securities (carried at fair value)	$1,128,704	$26,747	$2	$1,155,449	$1,041,104	$19,808	$76	$1,060,836

Certificates of Deposit (carried at contract value)				114,512				—

Total Investment Securities and Certificates of Deposit				$1,269,961				$1,060,836
Scheduled maturities of the Company's available-for-sale debt securities as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$452,955	$452,974	$402,824	$402,863
Total	$452,955	$452,974	$402,824	$402,863
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries, and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at September 30, 2021 and has not recorded a credit allowance on these securities.
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of ($11) for the nine months ended September 30, 2021 and $2 and $75 for the three and nine months ended September 30, 2020, respectively.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($520) and $1,340 for the three and nine months ended September 30, 2021, respectively, and $92 and ($154) for the three and nine months ended September 30, 2020, respectively.
Debt Securities Carried by Broker-Dealers
EGL and other broker-dealer subsidiaries invest in fixed income portfolios consisting primarily of U.S. Treasury bills, municipal bonds and other debt securities. At September 30, 2021 and December 31, 2020, this portfolio consisted solely of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
securities. The Company had net realized and unrealized gains (losses) of $26 and $17 for the three and nine months ended September 30, 2021, respectively, and ($1,240) for the nine months ended September 30, 2020.
Included in Investment Securities above at December 31, 2020, are $99,983 of U.S. Treasury bills purchased on December 31, 2020, which did not settle until January 4, 2021. As of December 31, 2020, the Company had a payable to the broker for securities purchased of $99,983 recorded in Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($195) and $15,807 for the three and nine months ended September 30, 2021, respectively, and $7,798 and $5,008 for the three and nine months ended September 30, 2020, respectively.
The Company periodically enters into futures contracts as an economic hedge against its deferred cash compensation program. See Note 16 for further information.
Certificates of Deposit
At September 30, 2021, the Company held certificates of deposit of $114,512 with certain banks with original maturities of four months or less when purchased.
Note 8 – Investments
The Company's investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships, equity securities in private companies and investments in G5 Holdings S.A. ("G5") (through June 25, 2021, the date G5 repaid its outstanding debentures with the Company in full), Glisco Manager Holdings LP and Trilantic Capital Partners ("Trilantic"). The Company's investments are relatively high-risk and illiquid assets.
The Company's investments in ABS Investment Management Holdings, LP and ABS Investment Management GP LLC (collectively, "ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), Luminis Partners ("Luminis") and Seneca Advisors LTDA ("Seneca Evercore", from July 2021 onward) are in voting interest entities. The Company's share of earnings (losses) from these investments is included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on private equity investments are included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
ABS	$38,124	$41,439
Atalanta Sosnoff	11,670	11,950
Luminis	6,068	6,119
Seneca Evercore	488	—
Total	$56,350	$59,508

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS Investment Management, LLC. Effective as of September 1, 2018, ABS Investment Management, LLC underwent an internal reorganization pursuant to which the Company contributed its ownership interest in ABS Investment Management, LLC to ABS in exchange for ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC.  Taken together, the ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC are substantially equivalent to the contributed ownership interests in ABS Investment Management, LLC. At September 30, 2021, the Company's ownership interest in ABS was 46%. This investment resulted in earnings of $2,234 and $6,724 for the three and nine months ended September 30, 2021, respectively, and $1,917 and $5,740 for the three and nine months ended September 30, 2020, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At September 30, 2021, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $883 and $2,093 for the three and nine months ended September 30, 2021, respectively, and $624 and $1,641 for the three and nine months ended September 30, 2020, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At September 30, 2021, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $564 and $1,282 for the three and nine months ended September 30, 2021, respectively, and $570 and $1,171 for the three and nine months ended September 30, 2020, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Seneca Evercore
On July 7, 2021, the Company acquired a 20% interest in Seneca Evercore for $500 and maintains proportional representation on the board of directors of Seneca Evercore (but not less than one director) following this transaction. The Company accounts for its interest under the equity method of accounting.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 and $237 for the three and nine months ended September 30, 2021 and 2020, respectively.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company previously recorded its investment in G5 as a held-to-maturity debt security within Investments on the Unaudited Condensed Consolidated Statement of Financial Condition. These securities were mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company was accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds were met by G5, from December 31, 2017 to December 31, 2027. This investment was subject to currency translation from the Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. This investment had a balance of $7,385 as of December 31, 2020.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
On June 25, 2021, G5 repaid its outstanding debentures with the Company in full, resulting in a gain of $4,374, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.
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
A summary of the Company's investments in the private equity funds as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Glisco II, Glisco III and Glisco IV	$3,633	$2,802
Trilantic IV, Trilantic V and Trilantic VI	9,896	9,293
Total Private Equity Funds	$13,529	$12,095
Net realized and unrealized gains (losses) on private equity fund investments were ($460) and ($438) for the three and nine months ended September 30, 2021, respectively, and $697 and ($1,646) for the three and nine months ended September 30, 2020, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2021, $785 of previously distributed carried interest received from the funds was subject to repayment.
General Partners of Private Equity Funds which are VIEs
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,617 and $3,083 included in its Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2021 and December 31, 2020, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of September 30, 2021 and December 31, 2020 was $5,980 and $5,572, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A partnership units of Evercore LP ("Class A LP Units") having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounted for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company has a $5,000 commitment to invest in Trilantic Fund V, of which $348 was unfunded at September 30, 2021. The Company also has a $12,000 commitment to invest in Trilantic Fund VI, of which $5,762 was unfunded at September 30, 2021.
During the third quarter of 2021, consistent with the Company's current investment strategy, the Company decided to wind down its investment relationship with Trilantic. Accordingly, the Company wrote-off its remaining carrying value of its investment in Trilantic Capital Partners as of September 30, 2021, as well as certain amounts allocated to fund investments exceeding net asset value at September 30, 2021. As a result, the Company recorded an aggregate charge of $8,554 within

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Special Charges, Including Business Realignment Costs, for the three and nine months ended September 30, 2021. See above in "Investments in Private Equity" for further information.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $673 and $683 as of September 30, 2021 and December 31, 2020, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $221 and $387 as of September 30, 2021 and December 31, 2020, respectively.
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $12,563 and $37,063 for the three and nine months ended September 30, 2021, respectively, and $12,248 and $36,272 for the three and nine months ended September 30, 2020, respectively, and variable lease cost of $1,502 and $5,120 for the three and nine months ended September 30, 2021, respectively, and $1,841 and $4,696 for the three and nine months ended September 30, 2020, respectively.
On June 10, 2021, the Company entered into lease agreements to take on an additional 14 rentable square feet at its 1 Stanhope Gate office in London, U.K. The approximate additional annual expense under these lease agreements, net of certain lease incentives, is £1,081 and the lease term is June 10, 2021 through March 24, 2027.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of $5,616 and $5,550 as of September 30, 2021 and December 31, 2020, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,332 and $3,983 for the three and nine months ended September 30, 2021, respectively, and $1,170 and $3,497 for the three and nine months ended September 30, 2020, respectively.
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
The Company incurred net operating cash outflows of $31,714 and $22,469 for the nine months ended September 30, 2021 and 2020, respectively, related to its operating leases, which was net of cash received from lease incentives of $8,924 and $10,267 for the nine months ended September 30, 2021 and 2020, respectively.
Other information as it relates to the Company's operating leases is as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$1,657	$19,818	$15,665	$107,986

			September 30, 2021	September 30, 2020
Weighted-average remaining lease term - operating leases			11.2 years	11.5 years
Weighted-average discount rate - operating leases			4.00%	4.11%
As of September 30, 2021, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2021 (October 1 through December 31)	$14,377
2022	55,594
2023	40,337
2024	32,671
2025	34,854
Thereafter	250,424
Total lease payments	428,257
Less: Tenant Improvement Allowances	(6,575)
Less: Imputed Interest	(85,050)
Present value of lease liabilities	336,632
Less: Current lease liabilities	(44,837)
Long-term lease liabilities	$291,795
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces by the end of 2023. These spaces will have lease terms of 1 to 13 years once the Company has taken possession. The additional future payments under these arrangements are $199,237 as of September 30, 2021.
In conjunction with its lease agreements at 55 East 52nd St., New York, New York, the Company has an option, subject to definitive documentation, to take on an additional 30 rentable square feet of office space, which it exercised during October 2021. The Company anticipates that it will take possession of this space during 2023. The expected approximate additional annual expense under this lease agreement, net of certain lease incentives, is $2,200 and the lease term will end on December 31, 2035.
Note 10 – Fair Value Measurements
ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820") establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily-available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The estimated fair values of corporate bonds, municipal bonds and other debt securities held at September 30, 2021 and December 31, 2020 are based on prices provided by external pricing services.
Level 3 – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by Broker-Dealers	$564,877	$—	$—	$564,877
Other Debt and Equity Securities(1)	460,916	—	—	460,916
Investment Funds	136,556	—	—	136,556
Total Assets Measured At Fair Value	$1,162,349	$—	$—	$1,162,349

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by Broker-Dealers	$550,026	$—	$—	$550,026
Other Debt and Equity Securities(1)	410,456	—	—	410,456
Investment Funds	107,354	—	—	107,354
Total Assets Measured At Fair Value	$1,067,836	$—	$—	$1,067,836
(1)Includes $6,900 and $7,000 of treasury bills and notes classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		September 30, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$471,919	$471,919	$—	$—	$471,919
Certificates of Deposit	114,512	—	114,512	—	114,512
Receivables(1)	475,858	—	471,843	—	471,843
Contract Assets(2)	93,348	—	92,741	—	92,741
Receivable from Employees and Related Parties	21,596	—	21,596	—	21,596
Closely-held Equity Securities	673	—	—	673	673
Financial Liabilities:
Accounts Payable and Accrued Expenses	$45,528	$—	$45,528	$—	$45,528
Payable to Employees and Related Parties	33,622	—	33,622	—	33,622
Notes Payable	375,991	—	393,931	—	393,931

		December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$822,598	$822,598	$—	$—	$822,598
Debt Security Investment	7,385	—	—	7,385	7,385
Receivables(1)	439,321	—	434,083	—	434,083
Contract Assets(2)	34,610	—	34,052	—	34,052
Receivable from Employees and Related Parties	23,593	—	23,593	—	23,593
Closely-held Equity Securities	683	—	—	683	683
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,961	$—	$37,961	$—	$37,961
Payable to Employees and Related Parties	24,047	—	24,047	—	24,047
Notes Payable(3)	376,492	—	409,682	—	409,682
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2021, the Company was in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2021, the Company was in compliance with all of these covenants.
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
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2021, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of September 30, 2021 and December 31, 2020:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	September 30, 2021	December 31, 2020
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$—	$37,974
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,797	66,702
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,695	47,651
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,870	16,858
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,386	74,325
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,491	59,449
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,650	39,627
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	33,417	33,906
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,685	—
Total			$375,991	$376,492
Less: Current Portion of Notes Payable			—	(37,974)
Notes Payable			$375,991	$338,518
(a)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 12 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on October 26, 2021, a quarterly cash dividend of $0.68 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of November 26, 2021, which will be paid on December 10, 2021. During the three and nine months ended September 30, 2021, the Company declared and paid dividends of $0.68 and $1.97 per share, respectively, totaling $26,656 and $79,584, respectively, and accrued deferred cash dividends on unvested restricted stock units ("RSUs"), totaling $3,622 and $10,718, respectively. The Company also paid deferred cash dividends of $126 and $12,338 during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the Company declared and paid dividends of $0.58 and $1.74 per share, respectively, totaling $23,586 and $70,348, respectively, and accrued deferred cash dividends on unvested RSUs, totaling $3,348 and $10,266, respectively. The Company also paid deferred cash dividends of $182 and $10,949 during the three and nine months ended September 30, 2020, respectively.
Treasury Stock – During the three months ended September 30, 2021, the Company purchased 21 Class A Shares from employees at an average cost per share of $137.39, primarily for the net settlement of stock-based compensation awards, and 772 Class A Shares at an average cost per share of $132.52 pursuant to the Company's share repurchase program. The aggregate 793 Class A Shares were purchased at an average cost per share of $132.64, and the result of these purchases was an increase in Treasury Stock of $105,147 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2021.
During the nine months ended September 30, 2021, the Company purchased 955 Class A Shares from employees at an average cost per share of $117.46, primarily for the net settlement of stock-based compensation awards, and 3,146 Class A Shares at an average cost per share of $132.79 pursuant to the Company's share repurchase program. The aggregate 4,101 Class A Shares were purchased at an average cost per share of $129.22, and the result of these purchases was an increase in Treasury Stock of $529,953 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2021.
LP Units – During the three and nine months ended September 30, 2021, 0.3 and 141 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares, resulting in increases to Common Stock of $1 for the nine months ended September 30, 2021, and Additional Paid-In-Capital of $13 and $6,759 for the three and nine months ended September 30, 2021, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2021.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2021, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,594) and ($8,131), respectively.
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

	September 30,
	2021	2020
Subsidiary:
Evercore LP	11%	11%
Evercore Wealth Management ("EWM")(1)	26%	24%
Real Estate Capital Advisory ("RECA")(2)	40%	38%
(1) Noncontrolling Interests represent a blended rate for multiple classes of interests in EWM.
(2) Noncontrolling Interests represent the Class R Interests of Private Capital Advisory L.P.
The Noncontrolling Interests for Evercore LP, EWM and RECA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$274,296	$231,622	$258,428	$256,534

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	29,577	8,510	74,346	27,031
Other Comprehensive Income (Loss)	(1,109)	986	(706)	(781)
Total Comprehensive Income	28,468	9,496	73,640	26,250

Evercore LP Units Exchanged for Class A Shares	(13)	(8)	(6,760)	(33,762)

Amortization and Vesting of LP Units	2,946	4,231	9,053	9,926

Other Items:
Distributions to Noncontrolling Interests	(16,126)	(9,253)	(45,768)	(23,262)
Issuance of Noncontrolling Interest	1,072	—	2,417	540
Purchase of Noncontrolling Interest	—	—	(367)	(138)
Total Other Items	(15,054)	(9,253)	(43,718)	(22,860)

Ending balance	$290,643	$236,088	$290,643	$236,088
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes Unrealized Gain (Loss) on Securities and Investments, net, of ($125) and ($57) for the three and nine months ended September 30, 2021, respectively, and ($3) and ($254) for the three and nine months ended September 30, 2020, respectively, and Foreign

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Currency Translation Adjustment Gain (Loss), net, of ($984) and ($649) for the three and nine months ended September 30, 2021, respectively, and $989 and ($527) for the three and nine months ended September 30, 2020, respectively.
LP Units Exchanged – During the three and nine months ended September 30, 2021, 0.3 and 141 LP Units, respectively, were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $13 and $6,760 for the three and nine months ended September 30, 2021, respectively, and an increase to Additional-Paid-In-Capital of $13 and $6,759 for the three and nine months ended September 30, 2021, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2021. See Note 12 for further information.
Interests Issued – During the first quarter and third quarter of 2021, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $975 and $200, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2021.
During the third quarter of 2021, certain employees of RECA purchased Class R Interests of Private Capital Advisory L.P., at fair value, resulting in an increase to Noncontrolling Interest of $872 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2021.
Interests Purchased – During the first quarter of 2021, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $3,170, which was settled in cash during the nine months ended September 30, 2021. This purchase resulted in a decrease to Noncontrolling Interest of $344 and a decrease to Additional Paid-In-Capital of $2,826 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2021.
During the first quarter of 2020, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $1,703 (which was paid in cash of $851 and $852 during the nine months ended September 30, 2021 and 2020, respectively). This purchase resulted in a decrease to Noncontrolling Interest of $138 and a decrease to Additional Paid-In-Capital of $1,565 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2020.
Note 14 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and nine months ended September 30, 2021 and 2020 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$159,545	$42,610	$444,256	$130,197
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,467	40,694	40,492	40,441
Basic net income per share attributable to Evercore Inc. common shareholders	$4.04	$1.05	$10.97	$3.22
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$159,545	$42,610	$444,256	$130,197
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$159,545	$42,610	$444,256	$130,197
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,467	40,694	40,492	40,441
Assumed exchange of LP Units for Class A Shares(a)(b)	—	—	—	96
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,750	1,249	2,625	1,248
Shares that are contingently issuable(c)	480	400	480	400
Diluted weighted average Class A Shares outstanding	42,697	42,343	43,597	42,185
Diluted net income per share attributable to Evercore Inc. common shareholders	$3.74	$1.01	$10.19	$3.09
(a)The Company previously had outstanding Class J limited partnership units of Evercore LP ("Class J LP Units"), which converted into Class E limited partnership units of Evercore LP ("Class E LP Units") and ultimately became exchangeable into Class A Shares on a one-for-one basis. As of September 30, 2021 and 2020, no Class J LP Units remained issued or outstanding. See Note 15 for further information. During the nine months ended September 30, 2020, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.
(b)The Company has outstanding Class A and E LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and nine months ended September 30, 2021 and 2020, the Class A and E LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 4,840 and 4,871 for the three and nine months ended September 30, 2021, respectively, and 5,070 and 5,161 for the three and nine months ended September 30, 2020, respectively. The

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $19,925 and $54,096 for the three and nine months ended September 30, 2021, respectively, and $6,560 and $18,990 for the three and nine months ended September 30, 2020, respectively. In computing this adjustment, the Company assumes that all vested Class A LP Units and all Class E LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A and E LP Units will result in a dilutive computation in future periods.
(c)The Company has outstanding Class I-P units of Evercore LP ("Class I-P Units") which are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), and ultimately Class A Shares, and outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P Units and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The Units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 480 for each of the three and nine months ended September 30, 2021, and 400 for each of the three and nine months ended September 30, 2020.
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
In July 2017, the Company exchanged all of the previously outstanding 4,148 Class H limited partnership interests of Evercore LP ("Class H LP Interests") for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units converted into an equal amount of Class E LP Units, and became exchangeable into Class A Shares of the Company, ratably on February 15, 2018, 2019 and 2020. These Class J LP Units had the same vesting and delivery schedule, acceleration and forfeiture triggers, and distribution rights as the Class H LP Interests. In connection with this exchange, one share of Class B common stock has been issued to each holder of Class J LP Units, which entitles each holder to one vote on all matters submitted generally to holders of Class A and Class B common stock for each Class E LP Unit and Class J LP Unit held. As the number of Class J LP Units exchanged was within the number of Class H LP Interests that the Company determined were probable of being exchanged on the date of modification, the Company expensed the previously unrecognized grant date fair value of the Class H LP Interests ratably over the remaining vesting period of the Class J LP Units. Compensation expense related to the Class J LP Units was $1,067 for the nine months ended September 30, 2020.
On February 15, 2020, 223 Class J LP Units vested and were converted to an equal amount of Class E LP Units. Following the conversion, no Class J LP Units remain issued and outstanding.
Class I-P Units – In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of a current Co-Chief Executive Officer (then Executive Chairman). These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $1,130 and $3,495 for the three and nine months ended September 30, 2021, respectively, and $1,164 and $3,468 for the three and nine months ended September 30, 2020, respectively.
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
These Class K-P Units may convert into a maximum of 460 Class K LP Units, contingent upon the achievement of certain defined benchmarks and continued service, as described above. The Company determined the grant date fair value of these awards probable to vest as of September 30, 2021 to be $34,548, related to 401 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Compensation expense related to the Class K-P Units was $1,816 and $5,557 for the three and nine months ended September 30, 2021, respectively, and $3,066 and $5,392 for the three and nine months ended September 30, 2020, respectively.
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
Stock Incentive Plan
During 2020, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Amended 2016 Plan"), which amended the prior Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Amended 2016 Plan, among other things, authorizes an additional 6,000 shares of the Company's Class A Shares. The Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Amended 2016 Plan was 5,103 as of September 30, 2021.
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
    Equity Grants – During the nine months ended September 30, 2021, pursuant to the Amended 2016 Plan, the Company granted employees 2,108 RSUs that are Service-based Awards. Service-based Awards granted during the nine months ended September 30, 2021 had grant date fair values of $111.03 to $141.07 per share, with an average value of $119.32 per share, for an aggregate fair value of $251,500, and generally vest ratably over four years. During the nine months ended September 30, 2021, 2,174 Service-based Awards vested and 164 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $52,578 and $162,341 for the three and nine months ended September 30, 2021, respectively, and $46,880 and $147,352 for the three and nine months ended September 30, 2020, respectively.

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
Compensation expense related to the Company's deferred cash compensation program was $31,576 and $97,322 for the three and nine months ended September 30, 2021, respectively, and $27,193 and $85,054 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the Company expects to pay an aggregate of $324,682 related to the Company's deferred cash compensation program at various dates through 2025 and total compensation expense related to these awards not yet recognized was $193,440. The weighted-average period over which this compensation cost is expected to be recognized is 24 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits, a component of current liabilities, on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2021.
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
Compensation expense related to other deferred cash awards was $2,555 and $8,076 for the three and nine months ended September 30, 2021, respectively, and $2,971 and $10,124 for the three and nine months ended September 30, 2020, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan") and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). Remaining amounts due pursuant to the 2017 and 2021 Long-term Incentive Plans, which aggregate $48,455 of current liabilities and $52,218 of long-term liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2021, are due to be paid, in cash or Class A Shares, at the Company's discretion, in equal installments in the first quarter of 2022 and 2023 (for the 2017 Long-term Incentive Plan), and in the first quarter of 2025, 2026 and 2027 (for the 2021 Long-term Incentive Plan), subject to employment at the time of payment. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020 and the first cash distribution pursuant to this plan of $48,461 was made in March 2021. Awards issued under the 2017 Long-term Incentive Plan are subject to retirement eligibility requirements after the performance criteria has been achieved. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. During the first half of 2020, in assessing the potential impact of the COVID-19 pandemic on the Company's full year 2020 results, management determined it would be appropriate to decrease its expectation for the probable payout of the 2017 Long-term Incentive Plan, which included a review of both historical and projected performance for those eligible under the plan. As markets continued to stabilize during the third quarter of 2020 and Advisory activity increased, management determined it would be appropriate to increase its expectation for the probable payout of the plan. The Company recorded $16,877 and $29,979 of compensation expense for the three and nine months ended September 30, 2021, respectively, and $9,160 and $5,339 of compensation expense for the three and nine months ended September 30, 2020, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
As of September 30, 2021, the total remaining expense to be recognized for the 2017 Long-term Incentive Plan over the future vesting period ending March 15, 2023 is $13,411. As of September 30, 2021, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $181,888.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, the terms of these awards include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $7,279 and $17,725 for the three and nine months ended September 30, 2021, respectively, and $8,101 and $16,516 for the three and nine months ended September 30, 2020, respectively. The remaining unamortized amount of these awards was $26,718 as of September 30, 2021.
Separation and Transition Benefits
In 2020, the Company completed a review of operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review generated reductions of approximately 8% of the Company's headcount. In conjunction with the employment reductions, for the three and nine months ended September 30, 2020, the Company incurred expenses related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") of $4,151 and $26,967, respectively, and the acceleration of the amortization of share-based payments previously granted to affected employees of $3,102 and $10,437, respectively, (related to 150 RSUs) each recorded in Special Charges, Including Business Realignment Costs, primarily within the Investment Banking segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
The following table presents the change in the Company's Termination Costs liability for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
Beginning Balance	$4,589	$1,151
Termination Costs Incurred	2,168	26,967
Cash Benefits Paid	(4,174)	(18,589)
Non-Cash Charges	(101)	(624)
Ending Balance	$2,482	$8,905
In addition to the above Termination Costs incurred, for the three and nine months ended September 30, 2021, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $486 and $2,434, respectively, (related to 34 RSUs) recorded in Employee Compensation and Benefits, within the Investment Banking segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 16 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Private Equity – As of September 30, 2021, the Company had unfunded commitments for capital contributions of $8,533 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2021. East amended this facility on October 29, 2021 such that, among other things, the interest rate provisions were LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date was extended to October 28, 2023 (as amended, the "Existing PNC Facility").
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 30, 2020, of up to $30,000, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2021. East amended this facility on October 29, 2021 such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $55,000. Drawings under this facility bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date was extended to October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of September 30, 2021.
On October 29, 2021, EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date will be October 28, 2023, unless prepayment is otherwise approved earlier by FINRA.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments – The Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $270 and $81 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the nine months ended September 30, 2021 and 2020, respectively. The contingent consideration was fully paid as of September 30, 2021.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,
	2021	2020
Cash and Cash Equivalents	$478,819	$1,149,291
Restricted Cash included in Other Assets	9,056	9,375
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$487,875	$1,158,666
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Foreign Exchange – On occasion, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of September 30, 2021.
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
Note 17 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of September 30, 2021 and December 31, 2020 was $435,481 and $586,814, respectively, which exceeded the minimum net capital requirement by $435,231 and $586,564, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2021.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of September 30, 2021.
Note 18 – Income Taxes
The Company's Provision for Income Taxes was $59,712 and $137,871 for the three and nine months ended September 30, 2021, respectively, and $15,677 and $51,042 for the three and nine months ended September 30, 2020, respectively. The effective tax rate was 24.0% and 21.0% for the three and nine months ended September 30, 2021, respectively, and 23.5% and 24.5% for the three and nine months ended September 30, 2020, respectively. The effective tax rate reflects net excess tax benefits and deficiencies associated with the appreciation or depreciation of the Company's share price upon vesting of employee share-based awards above or below the original grant price. The Company's Provision for Income Taxes for the nine months ended September 30, 2021 reflects an additional deduction of $17,422 and resulted in a reduction in the effective tax rate of 3 percentage points, and for the nine months ended September 30, 2020, reflects an additional tax expense of $100 and resulted in an increase in the effective tax rate of 0.05 percentage points related to the effect of share price changes upon vesting of share-based awards. The effective tax rate for 2021 and 2020 also reflects the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and nine months ended September 30, 2021 and 2020, no additional

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company’s effective tax rate for the year.
The Company reported an increase in deferred tax assets of $111 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $1,345 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2021. The Company reported an increase in deferred tax assets of $525 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $1,244 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2020.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2021, there were $254 of unrecognized tax benefits that, if recognized, $206 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $10 and $1, respectively, during the three months ended September 30, 2021. In addition, during the three months ended September 30, 2021, $122 of unrecognized tax benefits were recognized by the Company as a result of a lapse in the statute of limitations, of which $99 affected the effective tax rate. In addition, the Company also recognized a tax benefit for accrued interest and penalties of $43 and $3, respectively, associated with the lapse in the statute of limitations.
Note 19 – Segment Operating Results
Business Segments – The Company's business results are categorized into the following two segments: Investment Banking and Investment Management. Investment Banking includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Investment Management includes Wealth Management and interests in private equity funds which are not managed by the Company, and the historical results include Institutional Asset Management. The Company completed the sales of its ECB businesses in 2020. In addition, in 2020, the Company completed the transition of its advisory presence in Mexico to a strategic alliance relationship with a newly-formed independent strategic advisory firm founded by certain former employees.
The Company's segment information for the three and nine months ended September 30, 2021 and 2020 is prepared using the following methodology:
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
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income and income (losses) earned on investment securities, including the Company's investment funds and futures contracts which are used as an economic hedge against the Company's deferred cash compensation program, certificates of deposit, cash and cash equivalents and on the Company’s debt security investment in G5 (through June 25, 2021, the date G5 repaid its outstanding debentures with the Company in full. See Note 8 for further information.)
•Adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
•Gains (losses) resulting from foreign currency fluctuations
•Realized and unrealized gains and losses on interests in Private Equity funds which are not managed by the Company
•Interest expense associated with the Company’s Notes Payable and lines of credit, as well as revenue and expenses associated with repurchase or resale transactions (prior to the sale of the Company's ECB business in December 2020)

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
•A gain on the sale of the ECB Trust Business in 2020. See Note 5 for further information.
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
•Special Charges, Including Business Realignment Costs – Includes expenses in 2021 related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with the Company's current investment strategy, the Company decided to wind down during the third quarter. Includes expenses in 2020 related to separation and transition benefits and related costs as a result of the Company's review of its operations and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives.
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
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and nine months ended September 30, 2021.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Banking
Net Revenues(1)	$806,918	$385,463	$2,125,023	$1,294,493
Operating Expenses	556,277	318,655	1,480,963	1,057,926
Other Expenses(2)	—	7,703	7	42,092
Operating Income	250,641	59,105	644,053	194,475
Income from Equity Method Investments	564	570	1,282	1,171
Pre-Tax Income	$251,205	$59,675	$645,335	$195,646
Identifiable Segment Assets	$3,097,453	$2,460,068	$3,097,453	$2,460,068
Investment Management
Net Revenues(1)	$16,637	$17,052	$48,707	$42,104
Operating Expenses	13,571	12,171	37,832	36,529
Other Expenses(2)	8,554	300	8,554	332
Operating Income (Loss)	(5,488)	4,581	2,321	5,243
Income from Equity Method Investments	3,117	2,541	8,817	7,381
Pre-Tax Income (Loss)	$(2,371)	$7,122	$11,138	$12,624
Identifiable Segment Assets	$174,435	$185,390	$174,435	$185,390
Total
Net Revenues(1)	$823,555	$402,515	$2,173,730	$1,336,597
Operating Expenses	569,848	330,826	1,518,795	1,094,455
Other Expenses(2)	8,554	8,003	8,561	42,424
Operating Income	245,153	63,686	646,374	199,718
Income from Equity Method Investments	3,681	3,111	10,099	8,552
Pre-Tax Income	$248,834	$66,797	$656,473	$208,270
Identifiable Segment Assets	$3,271,888	$2,645,458	$3,271,888	$2,645,458

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Banking(A)	$(2,559)	$4,299	$11,258	$(6,254)
Investment Management	(323)	3,027	615	2,379
Total Other Revenue, net	$(2,882)	$7,326	$11,873	$(3,875)
(A)Other Revenue, net, from Investment Banking includes interest expense on the Notes Payable and lines of credit of $4,393 and $13,269 for the three and nine months ended September 30, 2021, respectively, and $4,218 and $13,594 for the three and nine months ended September 30, 2020, respectively.
(2)Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Banking
Amortization of LP Units	$—	$—	$—	$1,067
Special Charges, Including Business Realignment Costs	—	7,380	—	39,582
Acquisition and Transition Costs	—	154	7	260
Intangible Asset Amortization	—	169	—	1,183
Total Investment Banking	—	7,703	7	42,092
Investment Management
Special Charges, Including Business Realignment Costs	8,554	—	8,554	32
Acquisition and Transition Costs	—	300	—	300
Total Investment Management	8,554	300	8,554	332
Total Other Expenses	$8,554	$8,003	$8,561	$42,424
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net Revenues:(1)
United States	$659,158	$285,421	$1,648,128	$1,042,798
Europe and Other	165,065	104,197	508,796	284,442
Latin America	2,214	5,571	4,933	13,232
Total	$826,437	$395,189	$2,161,857	$1,340,472
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	September 30, 2021	December 31, 2020
Total Assets:
United States	$2,723,866	$2,862,343
Europe and Other	548,022	508,545
Total	$3,271,888	$3,370,888

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Other Revenue and Interest Expense. Other Revenue includes the following:
•Interest income and income (losses) earned on investment securities, including our investment funds and futures contracts which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and on our debt security investment in G5 (through June 25, 2021, the date G5 repaid its outstanding debentures in full. See Note 8 to our unaudited condensed consolidated financial statements for further information.)
•Adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
•Gains (losses) resulting from foreign currency fluctuations
•Realized and unrealized gains and losses on interests in private equity funds which we do not manage
•A gain on the sale of the ECB Trust Business in 2020. See Note 5 to our unaudited condensed consolidated financial statements for further information.
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
•Special Charges, Including Business Realignment Costs – Includes expenses in 2021 related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our current investment strategy, we decided to wind down during the third quarter. Includes expenses in 2020 related to separation and transition benefits and related costs as a result of our review of operations and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives.
•Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.
•Intangible Asset and Other Amortization – Includes amortization of intangible assets associated with certain acquisitions.
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in ABS, Atalanta Sosnoff, Luminis and Seneca Evercore are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.
On July 7, 2021, we acquired a 20% interest in Seneca Evercore for $0.5 million and maintain proportional representation on the board of directors of Seneca Evercore (but not less than one director) following this transaction. We account for our interest under the equity method of accounting and present our share of the income (loss) from our interest within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations.
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

Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2021 and 2020. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$708,333	$270,662	162%	$1,781,065	$965,662	84%
Underwriting Fees	54,381	66,499	(18%)	181,686	181,182	—%
Commissions and Related Revenue	46,763	44,003	6%	151,014	153,903	(2%)
Asset Management and Administration Fees	16,960	14,025	21%	48,092	39,725	21%
Other Revenue, Including Interest and Investments	1,511	12,329	(88%)	25,142	12,497	101%
Total Revenues	827,948	407,518	103%	2,186,999	1,352,969	62%
Interest Expense	4,393	5,003	(12%)	13,269	16,372	(19%)
Net Revenues	823,555	402,515	105%	2,173,730	1,336,597	63%
Expenses
Operating Expenses	569,848	330,826	72%	1,518,795	1,094,455	39%
Other Expenses	8,554	8,003	7%	8,561	42,424	(80%)
Total Expenses	578,402	338,829	71%	1,527,356	1,136,879	34%
Income Before Income from Equity Method Investments and Income Taxes	245,153	63,686	285%	646,374	199,718	224%
Income from Equity Method Investments	3,681	3,111	18%	10,099	8,552	18%
Income Before Income Taxes	248,834	66,797	273%	656,473	208,270	215%
Provision for Income Taxes	59,712	15,677	281%	137,871	51,042	170%
Net Income	189,122	51,120	270%	518,602	157,228	230%
Net Income Attributable to Noncontrolling Interest	29,577	8,510	248%	74,346	27,031	175%
Net Income Attributable to Evercore Inc.	$159,545	$42,610	274%	$444,256	$130,197	241%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$3.74	$1.01	270%	$10.19	$3.09	230%
As of September 30, 2021 and 2020, we employed approximately 1,950 and 1,900 people, respectively, worldwide.
Three Months Ended September 30, 2021 versus September 30, 2020
Net Income Attributable to Evercore Inc. was $159.5 million for the three months ended September 30, 2021, an increase of $116.9 million, or 274%, compared to $42.6 million for the three months ended September 30, 2020. The changes in our operating results during these periods are described below.
Net Revenues were $823.6 million for the three months ended September 30, 2021, an increase of $421.0 million, or 105%, versus Net Revenues of $402.5 million for the three months ended September 30, 2020. Advisory Fees increased $437.7 million, or 162%, Underwriting Fees decreased $12.1 million, or 18%, and Commissions and Related Revenue increased $2.8 million, or 6%, compared to the three months ended September 30, 2020. Asset Management and Administration Fees increased $2.9 million, or 21%, compared to the three months ended September 30, 2020. Other Revenue, Including Interest and Investments, decreased $10.8 million, or 88%, compared to the three months ended September 30, 2020, primarily driven by lower performance of our investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program. For further information see Notes 7 and 16 to our unaudited condensed consolidated financial statements.
Total Operating Expenses were $569.8 million for the three months ended September 30, 2021, compared to $330.8 million for the three months ended September 30, 2020, an increase of $239.0 million, or 72%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $486.5 million for the three months ended September 30, 2021, an increase of $226.7 million, or 87%, versus expense of $259.8 million for the three months ended September 30, 2020. The increase in the amount of compensation recognized for the three months ended September 30, 2021 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards, as well as increased headcount year over year. Non-Compensation expenses, as a component of Operating Expenses, were $83.3 million for the three months ended September 30, 2021, an increase of $12.3 million, or 17%, versus $71.0 million for the three months ended September 30, 2020. Non-Compensation operating expenses increased compared to the three months ended September 30, 2020, primarily driven by increases in professional fees and travel and related expenses. Non-Compensation expenses per employee were approximately $43.3 thousand for the three months ended September 30, 2021, versus $40.4 thousand for the three months ended September 30, 2020.
Total Other Expenses of $8.6 million for the three months ended September 30, 2021 included Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our current investment strategy, we decided to wind down during the third quarter of 2021. Total Other Expenses of $8.0 million for the three months ended September 30, 2020 included (a) Special Charges, Including Business Realignment Costs, of $7.4 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, (b) Acquisition and Transition Costs of $0.5 million and (c) intangible asset and other amortization of $0.2 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59.1% for the three months ended September 30, 2021, compared to 64.5% for the three months ended September 30, 2020. The decrease in the compensation ratio principally reflects leverage achieved on higher revenues, partially offset by a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards, as well as increased headcount year over year.
Income from Equity Method Investments was $3.7 million for the three months ended September 30, 2021, compared to $3.1 million for the three months ended September 30, 2020. The increase was primarily driven by an increase in earnings from ABS and Atalanta Sosnoff.
The provision for income taxes for the three months ended September 30, 2021 was $59.7 million, which reflected an effective tax rate of 24.0%. The provision for income taxes for the three months ended September 30, 2020 was $15.7 million, which reflected an effective tax rate of 23.5%. The provision for income taxes for the three months ended September 30, 2021 reflects an additional tax benefit of $0.4 million and for the three months ended September 30, 2020 an additional tax expense of $0.2 million due to the net impact associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price, the effect of certain nondeductible expenses, including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $29.6 million for the three months ended September 30, 2021 compared to $8.5 million for the three months ended September 30, 2020. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher earnings for Evercore LP during the three months ended September 30, 2021.
Nine Months Ended September 30, 2021 versus September 30, 2020
Net Income Attributable to Evercore Inc. was $444.3 million for the nine months ended September 30, 2021, an increase of $314.1 million, or 241%, compared to $130.2 million for the nine months ended September 30, 2020. The changes in our operating results during these periods are described below.
Net Revenues were $2.17 billion for the nine months ended September 30, 2021, an increase of $837.1 million, or 63%, versus Net Revenues of $1.34 billion for the nine months ended September 30, 2020. Advisory Fees increased $815.4 million, or 84%, Underwriting Fees increased $0.5 million and Commissions and Related Revenue decreased $2.9 million, or 2%, compared to the nine months ended September 30, 2020. Asset Management and Administration Fees increased $8.4 million, or

21%, compared to the nine months ended September 30, 2020. Other Revenue, Including Interest and Investments, increased $12.6 million, or 101%, compared to the nine months ended September 30, 2020, which was primarily driven by higher performance of our investment funds portfolio, as well as a gain on the redemption of the G5 debt security in the second quarter of 2021. For further information see Notes 7, 8 and 16 to our unaudited condensed consolidated financial statements.
Total Operating Expenses were $1.52 billion for the nine months ended September 30, 2021, compared to $1.09 billion for the nine months ended September 30, 2020, an increase of $424.3 million, or 39%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.29 billion for the nine months ended September 30, 2021, an increase of $426.1 million, or 49%, versus expense of $863.5 million for the nine months ended September 30, 2020. The increase in the amount of compensation recognized in the nine months ended September 30, 2021 is driven by a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards, as well as increased headcount year over year. Non-compensation expenses as a component of Operating Expenses were $229.1 million for the nine months ended September 30, 2021, a decrease of $1.8 million, or 1%, versus $230.9 million for the nine months ended September 30, 2020. Non-compensation operating expenses decreased compared to the nine months ended September 30, 2020, primarily driven by a decrease in travel and related expenses, as well as a decrease in bad debt expense, partially offset by an increase in professional fees. Non-Compensation expenses per employee were approximately $122.8 thousand for the nine months ended September 30, 2021, versus $123.3 thousand for the nine months ended September 30, 2020.
Total Other Expenses of $8.6 million for the nine months ended September 30, 2021 included (a) Special Charges, Including Business Realignment Costs, of $8.6 million related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our current investment strategy, we decided to wind down during the third quarter of 2021 and (b) Acquisition and Transition Costs of $0.01 million. Total Other Expenses of $42.4 million for the nine months ended September 30, 2020 included (a) Special Charges, Including Business Realignment Costs, of $39.6 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, (b) intangible asset and other amortization of $1.2 million, (c) compensation costs of $1.1 million associated with the vesting of Class J LP Units granted in conjunction with the acquisition of ISI and (d) Acquisition and Transition Costs of $0.6 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59.3% for the nine months ended September 30, 2021, compared to 64.7% for the nine months ended September 30, 2020. The decrease in the compensation ratio principally reflects leverage achieved on higher revenues, partially offset by a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards, as well as increased headcount year over year.
Income from Equity Method Investments was $10.1 million for the nine months ended September 30, 2021, compared to $8.6 million for the nine months ended September 30, 2020. The increase was a result of an increase in earnings from ABS, Atalanta Sosnoff and Luminis during the nine months ended September 30, 2021.
The provision for income taxes for the nine months ended September 30, 2021 was $137.9 million, which reflected an effective tax rate of 21.0%. The provision for income taxes for the nine months ended September 30, 2020 was $51.0 million, which reflected an effective tax rate of 24.5%. The provision for income taxes for the nine months ended September 30, 2021 reflects an additional tax benefit of $17.4 million and for the nine months ended September 30, 2020 an additional tax expense of $0.1 million due to the net impact associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price, the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $74.3 million for the nine months ended September 30, 2021 compared to $27.0 million for the nine months ended September 30, 2020. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher earnings for Evercore LP during the nine months ended September 30, 2021.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees	$708,333	$270,662	162%	$1,781,065	$965,662	84%
Underwriting Fees	54,381	66,499	(18%)	181,686	181,182	—%
Commissions and Related Revenue(1)	46,763	44,003	6%	151,014	153,903	(2%)
Other Revenue, net(1)(2)(3)	(2,559)	4,299	NM	11,258	(6,254)	NM
Net Revenues	806,918	385,463	109%	2,125,023	1,294,493	64%
Expenses
Operating Expenses	556,277	318,655	75%	1,480,963	1,057,926	40%
Other Expenses	—	7,703	NM	7	42,092	(100%)
Total Expenses	556,277	326,358	70%	1,480,970	1,100,018	35%
Operating Income	250,641	59,105	324%	644,053	194,475	231%
Income from Equity Method Investments(4)	564	570	(1%)	1,282	1,171	9%
Pre-Tax Income	$251,205	$59,675	321%	$645,335	$195,646	230%
(1)We renamed "Commissions and Related Fees" to "Commissions and Related Revenue" and reclassified $0.2 million and $0.6 million of principal trading gains and losses from our institutional equities business from "Other Revenue, net" to "Commissions and Related Revenue" for the three and nine months ended September 30, 2020, respectively. See Note 2 to our unaudited condensed consolidated financial statements for further information.
(2)Includes interest expense on Notes Payable and lines of credit of $4.4 million and $13.3 million for the three and nine months ended September 30, 2021, respectively, and $4.2 million and $13.6 million for the three and nine months ended September 30, 2020, respectively.
(3)Includes a gain of $4.4 million for the nine months ended September 30, 2021, resulting from the redemption of our G5 debt security during the second quarter of 2021.
(4)Equity in Luminis is classified as Income from Equity Method Investments.

For the three months ended September 30, 2021, the dollar value of North American announced and completed M&A activity increased 39% and 231%, respectively, compared to the three months ended September 30, 2020, and the dollar value of Global announced and completed M&A activity increased 44% and 94%, respectively, compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, the dollar value of North American announced and completed M&A activity increased 145% and 49%, respectively, compared to the nine months ended September 30, 2020, and the dollar value of Global announced and completed M&A activity increased 90% and 43%, respectively, compared to the nine months ended September 30, 2020.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$629	$452	39%	$2,065	$844	145%
Value of North American M&A Deals Completed	$642	$194	231%	$1,478	$995	49%
Value of Global M&A Deals Announced	$1,570	$1,090	44%	$4,327	$2,274	90%
Value of Global M&A Deals Completed	$1,160	$599	94%	$2,964	$2,071	43%
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	257	206	25%	586	475	23%
Total Number of Fees of at Least $1 million from Advisory Client Transactions	130	74	76%	349	224	56%
Total Number of Underwriting Transactions	28	30	(7%)	98	78	26%
Total Number of Underwriting Transactions as a Bookrunner	26	23	13%	82	52	58%
 * Source: Refinitiv September 30, 2021
** Includes revenue generating clients
Investment Banking Results of Operations
Three Months Ended September 30, 2021 versus September 30, 2020
Investment Banking Net Revenues were $806.9 million for the three months ended September 30, 2021, compared to $385.5 million for the three months ended September 30, 2020, an increase of $421.5 million, or 109%. We earned 257 fees from Advisory clients for the three months ended September 30, 2021, compared to 206 for the three months ended September 30, 2020, representing a 25% increase. We earned 130 fees in excess of $1.0 million for the three months ended September 30, 2021, compared to 74 for the three months ended September 30, 2020, representing a 76% increase. The increase in revenues from the three months ended September 30, 2020 was primarily driven by an increase of $437.7 million, or 162%, in Advisory Fees, reflecting an increase in the number of Advisory fees earned and an increase in revenue earned from large transactions during the three months ended September 30, 2021. Underwriting Fees decreased $12.1 million, or 18%, compared to the three months ended September 30, 2020, reflecting a decrease in the number of transactions we participated in, as well as the relative fee size of those transactions. Commissions and Related Revenue increased $2.8 million, or 6%, compared to the three months ended September 30, 2020, reflecting increased trading volume compared to the prior year period. Other Revenue, net, for the three months ended September 30, 2021 decreased versus the three months ended September 30, 2020, primarily driven by lower performance of our investment funds portfolio, which is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $556.3 million for the three months ended September 30, 2021, compared to $318.7 million for the three months ended September 30, 2020, an increase of $237.6 million, or 75%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $476.2 million for the three months ended September 30, 2021, compared to $250.9 million for the three months ended September 30, 2020, an increase of $225.3 million, or 90%. The increase in the amount of compensation recognized for the three months ended September 30, 2021 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards, as well as increased headcount year over year. Non-Compensation expenses, as a component of Operating Expenses, were $80.1 million for the three months ended September 30, 2021, compared to $67.8 million for the three months ended September 30, 2020, an increase of $12.3 million, or 18%. Non-Compensation operating expenses increased from the three months ended September 30, 2020 primarily driven by increases in professional fees and travel and related expenses.
Other Expenses of $7.7 million for the three months ended September 30, 2020 included (a) Special Charges, Including Business Realignment Costs, of $7.4 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, (b) intangible asset and other amortization of $0.2 million and (c) Acquisition and Transition Costs of $0.2 million.
Nine Months Ended September 30, 2021 versus September 30, 2020
Investment Banking Net Revenues were $2.13 billion for the nine months ended September 30, 2021, compared to $1.29 billion for the nine months ended September 30, 2020, an increase of $830.5 million, or 64%. We earned 586 fees from Advisory clients for the nine months ended September 30, 2021, compared to 475 for the nine months ended September 30, 2020, representing a 23% increase. We earned 349 fees in excess of $1.0 million for the nine months ended September 30, 2021, compared to 224 for the nine months ended September 30, 2020, representing a 56% increase. The increase in revenues from the nine months ended September 30, 2020 was primarily driven by an increase of $815.4 million, or 84%, in Advisory Fees, reflecting an increase in the number of Advisory fees earned and an increase in revenue earned from large transactions during the nine months ended September 30, 2021. Underwriting Fees increased $0.5 million compared to the nine months ended September 30, 2020, reflecting an increase in the number of transactions we participated in, partially offset by a decrease in the relative fee size of our participation in those transactions, as we participated in several of the largest deals in our history last year. Commissions and Related Revenue decreased $2.9 million, or 2%, compared to the nine months ended September 30, 2020, reflecting lower volatility compared to the prior year period. Other Revenue, net, for the nine months ended September 30, 2021 increased versus the nine months ended September 30, 2020, primarily driven by higher performance of our investment funds portfolio, as well as a gain on the redemption of the G5 debt security in the second quarter of 2021.
Operating Expenses were $1.48 billion for the nine months ended September 30, 2021, compared to $1.06 billion for the nine months ended September 30, 2020, an increase of $423.0 million, or 40%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.26 billion for the nine months ended September 30, 2021, compared to $837.5 million for the nine months ended September 30, 2020, an increase of $423.6 million, or 51%. The increase in the amount of compensation recognized in the nine months ended September 30, 2021 is driven by a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards, as well as increased headcount year over year. Non-compensation expenses, as a component of Operating Expenses, were $219.9 million for the nine months ended September 30, 2021, compared to $220.4 million for the nine months ended September 30, 2020, a decrease of $0.5 million. Non-compensation operating expenses decreased from the nine months ended September 30, 2020 primarily driven by decreased travel and related expenses, as well as a decrease in bad debt expense, partially offset by an increase in professional fees.
Other Expenses of $0.01 million for the nine months ended September 30, 2021 reflected Acquisition and Transition Costs. Other Expenses of $42.1 million for the nine months ended September 30, 2020 included (a) Special Charges, Including Business Realignment Costs, of $39.6 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, (b) intangible asset and other amortization of $1.2 million, (c) compensation costs of $1.1 million associated with the vesting of Class J LP Units granted in conjunction with the acquisition of ISI and (d) Acquisition and Transition Costs of $0.3 million.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$16,960	$13,664	24%	$48,092	$38,624	25%
Institutional Asset Management(1)	—	361	NM	—	1,101	NM
Asset Management and Administration Fees	16,960	14,025	21%	48,092	39,725	21%
Other Revenue, net	(323)	3,027	NM	615	2,379	(74%)
Net Revenues	16,637	17,052	(2%)	48,707	42,104	16%
Expenses
Operating Expenses	13,571	12,171	12%	37,832	36,529	4%
Other Expenses	8,554	300	NM	8,554	332	NM
Total Expenses	22,125	12,471	77%	46,386	36,861	26%
Operating Income (Loss)	(5,488)	4,581	NM	2,321	5,243	(56%)
Income from Equity Method Investments(2)	3,117	2,541	23%	8,817	7,381	19%
Pre-Tax Income (Loss)	$(2,371)	$7,122	NM	$11,138	$12,624	(12%)
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
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI. In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of September 30, 2021, $0.8 million of previously distributed carried interest received from the funds was subject to repayment. During the third quarter of 2021, consistent with our current investment strategy, we decided to wind down our investment relationship with Trilantic. See Note 8 to our unaudited condensed consolidated financial statements for further information.
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
Assets Under Management
AUM for our Wealth Management business of $11.3 billion at September 30, 2021 increased compared to $10.2 billion at December 31, 2020. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 74% and 72% of Level 1 investments, 22% and 24% of Level 2 investments and 4% of Level 3 investments as of September 30, 2021 and December 31, 2020, respectively.
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
The following table summarizes AUM activity for the nine months ended September 30, 2021:

Wealth Management(1)

(dollars in millions)
Balance at December 31, 2020	$10,163
Inflows	887
Outflows	(568)
Market Appreciation	834
Balance at September 30, 2021	$11,316

Unconsolidated Affiliates - Balance at September 30, 2021:
Atalanta Sosnoff	$8,224
ABS	$7,186
(1)Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $76.3 million and $76.4 million as of September 30, 2021 and December 31, 2020, respectively.
The following table represents the composition of AUM for Wealth Management as of September 30, 2021:

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

For the nine months ended September 30, 2021, AUM for Wealth Management increased 11%, reflecting an 8% increase due to market appreciation and a 3% increase due to flows. Wealth Management lagged the S&P 500 on a 1-year basis by approximately 1% and outperformed the S&P 500 on a 3-year basis by approximately 4% during the period. Wealth Management outperformed the fixed income composite on a 1-year basis by approximately 70 basis points and lagged the fixed income composite on a 3-year basis by approximately 40 basis points during the period. For the nine months ended September 30, 2021, the S&P 500 was up approximately 16% and the fixed income composite was down approximately 1%.
AUM from our unconsolidated affiliates increased 8% compared to December 31, 2020, primarily related to positive performance in ABS and Atalanta Sosnoff.
Three Months Ended September 30, 2021 versus September 30, 2020
Investment Management Net Revenues were $16.6 million for the three months ended September 30, 2021, compared to $17.1 million for the three months ended September 30, 2020, which represented a decrease of $0.4 million, or 2%. Asset Management and Administration Fees earned from the management of client portfolios increased 21% for the three months ended September 30, 2021, primarily driven by an increase of $3.3 million in fees from Wealth Management clients, as associated AUM increased 19%. Fee-based revenues included $0.01 million of revenues from performance fees for the three months ended September 30, 2020. Other Revenue, net, decreased from the three months ended September 30, 2020, primarily as a result of the gain on the sale of the ECB Trust Business in the third quarter of 2020, as well as lower performance from our legacy private equity investments. Income from Equity Method Investments increased from the three months ended September 30, 2020, as a result of an increase in earnings from our investments in ABS and Atalanta Sosnoff.
Operating Expenses were $13.6 million for the three months ended September 30, 2021, compared to $12.2 million for the three months ended September 30, 2020, an increase of $1.4 million, or 12%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $10.3 million for the three months ended September 30, 2021, compared to $9.0 million for the three months ended September 30, 2020, an increase of $1.3 million, or 14%. Non-Compensation expenses, as a component of Operating Expenses, were $3.3 million for the three months ended September 30, 2021, compared to $3.2 million for the three months ended September 30, 2020, an increase of $0.1 million, or 3%.
Other Expenses of $8.6 million for the three months ended September 30, 2021 included Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our current investment strategy, we decided to wind down during the third quarter of 2021. Other Expenses of $0.3 million for the three months ended September 30, 2020 included Acquisition and Transition Costs.
Nine Months Ended September 30, 2021 versus September 30, 2020
Investment Management Net Revenues were $48.7 million for the nine months ended September 30, 2021, compared to $42.1 million for the nine months ended September 30, 2020, which represented an increase of $6.6 million, or 16%. Asset Management and Administration Fees earned from the management of client portfolios increased 21% for the nine months ended September 30, 2021, primarily driven by an increase of $9.5 million in fees from Wealth Management clients, as associated AUM increased 19%. Fee-based revenues included $0.08 million of revenues from performance fees for the nine months ended September 30, 2020. Other Revenue, net, decreased 74% from the nine months ended September 30, 2020, primarily as a result of the gain on the sale of the ECB Trust Business in the third quarter of 2020, partially offset by higher performance from our legacy private equity investments. Income from Equity Method Investments increased from the nine months ended September 30, 2020, as a result of an increase in earnings from our investments in ABS and Atalanta Sosnoff.
Operating Expenses were $37.8 million for the nine months ended September 30, 2021, compared to $36.5 million for the nine months ended September 30, 2020, an increase of $1.3 million, or 4%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $28.6 million for the nine months ended September 30, 2021, compared to $26.0 million for the nine months ended September 30, 2020, an increase of $2.6 million, or 10%. Non-Compensation expenses, as a component of Operating Expenses, were $9.2 million for the nine months ended September 30, 2021, compared to $10.5 million for the nine months ended September 30, 2020, a decrease of $1.3 million, or 12%.
Other Expenses of $8.6 million for the nine months ended September 30, 2021 included Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our current investment strategy, we decided to wind down during the third quarter of 2021. Other Expenses of $0.3 million for the nine months ended September 30, 2020 included Acquisition and Transition Costs of

$0.3 million and Special Charges, Including Business Realignment Costs, of $0.03 million, related to separation and transition benefits and related costs.
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

	For the Nine Months Ended September 30,
	2021	2020

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$518,602	$157,228
Non-cash charges	361,536	332,234
Other operating activities	(350,234)	(206,267)
Operating activities	529,904	283,195
Investing activities	(208,228)	481,244
Financing activities	(669,719)	(248,357)
Effect of exchange rate changes	(2,306)	(1,302)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(350,349)	514,780
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	838,224	643,886
End of Period	$487,875	$1,158,666
Nine Months Ended September 30, 2021. Cash, Cash Equivalents and Restricted Cash were $487.9 million at September 30, 2021, a decrease of $350.3 million versus Cash, Cash Equivalents and Restricted Cash of $838.2 million at December 31, 2020. Operating activities resulted in a net inflow of $529.9 million, primarily related to earnings, partially offset by the payment of 2020 bonus awards and deferred cash compensation. Investing activities during the period used cash of $208.2 million, primarily related to net purchases of investment securities and certificates of deposit and purchases of equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York, partially offset by the proceeds from the redemption of the G5 debt security. Financing activities during the period used cash of $669.7 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of our Notes Payable and dividends and distributions to noncontrolling interest holders, partially offset by the issuance of the 2021 Private Placement Notes. For further information, see Note 11 to our unaudited condensed consolidated financial statements. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.

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
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our repurchase agreements (prior to the sale of our ECB business), Notes Payable, lines of credit and other financing arrangements, as well as payments for income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. Certain of these tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments, including deferred compensation arrangements. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.
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
Treasury and Noncontrolling Interest Repurchases
We periodically repurchase Class A Shares and/or LP Units into Treasury in order to offset the dilutive effect of equity awards granted as compensation (see Note 15 to our unaudited condensed consolidated financial statements for further information), or amounts in excess of that if management's review, discussed above, determined adequate cash is available. The amount of cash required for these share repurchases is a function of the mix of equity and deferred cash compensation awarded for the annual bonus awards (see further discussion on deferred compensation under Other Commitments below). In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we were able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Further, on April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2021, we repurchased 3,146,126 Class A Shares, at an average cost per share of $132.79, for $417.8 million pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2021, we repurchased 954,994 Class A Shares, at an average cost per share of $117.46, for $112.2 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 4,101,120 Class A Shares repurchased during the nine months ended September 30, 2021 were acquired for aggregate purchase consideration of $530.0 million, at an average cost per share of $129.22.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2021, we were in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2021, we were in compliance with all of these covenants.
On March 29, 2021, we issued an aggregate of $38.0 million of senior notes, comprised of $38.0 million aggregate principal amount of our 1.97% Series I Notes, pursuant to the 2021 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2021, we were in compliance with all of these covenants.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2021. East amended this facility on October 29, 2021 such that, among other things, the interest rate provisions were LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date was extended to October 28, 2023.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 30, 2020, of up to $30.0 million, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2021. East amended this facility on October 29, 2021 such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $55.0 million. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date was extended to October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There have been no drawings under this facility as of September 30, 2021.

On October 29, 2021, EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date will be October 28, 2023, unless prepayment is otherwise approved earlier by FINRA.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $8.5 million and $12.0 million as of September 30, 2021 and December 31, 2020, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. During the third quarter of 2021, consistent with our current investment strategy, we decided to wind down our investment relationship with Trilantic. See Note 8 to our unaudited condensed consolidated financial statements for further information.
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
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of September 30, 2021, the fair value of our investments with these products, based on closing prices, was $137.6 million.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $13.8 million, $27.5 million and $41.3 million, respectively, for the three months ended September 30, 2021.

In February 2020, we entered into four-month futures contracts on a stock index fund with a notional amount of $38.9 million as an economic hedge against our deferred cash compensation program. These contracts settled in June 2020. In accordance with ASC 815, these contracts were carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. We had net realized losses of ($4.0) million for the nine months ended September 30, 2020.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.0 million for the three months ended September 30, 2021.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe, Asia and Mexico (currently in wind-down), as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our European, Asian and Latin American revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Mexican pesos, Brazilian real, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2021, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($4.3) million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for doubtful accounts. We maintain an allowance for doubtful accounts to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of approximately $0.02 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021 and December 31, 2020, total receivables recorded in Accounts Receivable amounted to $398.0 million and $368.3 million, respectively, net of an allowance for doubtful accounts, and total receivables recorded in Other Assets amounted to $77.9 million and $71.0 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of September 30, 2021, total contract assets recorded in Other Current Assets and Other Assets amounted to $82.8 million and

$10.5 million, respectively. As of December 31, 2020, total contract assets recorded in Other Current Assets and Other Assets amounted to $29.3 million and $5.3 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2021, we had Investment Securities of $1.2 billion, of which 88% were treasury bills.
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
We have not made any changes during the three months ended September 30, 2021 that have materially affected, or reasonably affect, our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2021	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	16,143	$80.49	—	3,265,267
February 1 to February 28	1,306,786	117.48	472,899	2,792,368
March 1 to March 31	617,501	129.62	550,335	2,242,033
Total January 1 to March 31	1,940,430	$121.03	1,023,234	2,242,033

April 1 to April 30	322,978	$137.42	317,224	8,432,105
May 1 to May 31	397,602	144.44	387,290	8,044,815
June 1 to June 30	647,404	136.15	646,279	7,398,536
Total April 1 to June 30	1,367,984	$138.86	1,350,793	7,398,536

July 1 to July 31	302,487	$131.27	287,990	7,110,546
August 1 to August 31	379,086	132.52	374,434	6,736,112
September 1 to September 30	111,133	136.81	109,675	6,626,437
Total July 1 to September 30	792,706	$132.64	772,099	6,626,437

Total January 1 to September 30	4,101,120	$129.22	3,146,126	6,626,437

(1)Includes the repurchase of 917,196, 17,191, and 20,607 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2021, June 30, 2021 and September 30, 2021, respectively.
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

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: November 3, 2021

Evercore Inc.

By:	/s/ RALPH SCHLOSSTEIN
Name:	Ralph Schlosstein
Title:	Co-Chief Executive Officer and Co-Chairman

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Co-Chief Executive Officer and Co-Chairman

By:	/s/ CELESTE MELLET
Name:	Celeste Mellet
Title:	Chief Financial Officer