Form 10-K
period 2021-12-31
Evercore Inc.
filed 2022-02-24
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2021 was approximately $5.6 billion, based on the closing price of the registrant's Class A common stock reported on the New York Stock Exchange on such date of $140.77 per share and on the par value of the registrant's Class B common stock, par value $0.01 per share.
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 16, 2022 was 38,403,930. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 16, 2022 was 53 (excluding 47 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2022 annual meeting of stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

EVERCORE INC.

PART I
Available Information
Our website address is www.evercore.com. We make available, free of charge, on the For Investors section of our website (http://investors.evercore.com) our Annual Report on Form 10-K (this "Form 10-K"), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics and our Sustainability Report. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.evercore.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the "Email Alerts" section at http://investors.evercore.com. We do not intend for information contained in our website to be part of this Form 10-K.
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
Overview
Evercore is the leading independent investment banking advisory firm in the world based on the dollar volume of announced worldwide merger and acquisition ("M&A") transactions on which we have advised in the last five years(1). When we use the term "independent investment banking advisory firm," we mean an investment banking firm that directly, or through its affiliates, does not engage in commercial banking or significant proprietary trading activities. We were founded on the belief that there is an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product capital intensive financial institutions. We believe that maintaining standards of excellence and integrity in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build—in the employees we choose and in the projects we undertake—an organization dedicated to the highest caliber of professionalism and integrity.
We operate globally through our two business segments, Investment Banking and Investment Management.
Investment Banking
Our Investment Banking segment includes our global advisory business through which we deliver strategic corporate advisory, capital markets advisory and institutional equities services. In 2021, our Investment Banking segment generated $3.205 billion, or 98% of our revenues, excluding Other Revenue, net, ($2.238 billion, or 98%, in 2020 and $1.933 billion, or 97%, in 2019) and earned 797 fees from Advisory clients.
As we begin the year in 2022, our strategic corporate advisory and capital markets advisory businesses have 114(2) Senior Managing Directors with expertise and client relationships in a wide variety of industry sectors and a broad geographic reach.

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
•Mergers and Acquisitions. In advising companies on an acquisition, merger or sale, we evaluate potential targets and acquirers, provide valuation analyses, and evaluate and propose financial and strategic alternatives. We provide boards and management teams with independent judgment and deep expertise as they navigate their most important transactions and strategic decisions. We also advise as to the timing, structure, financing and pricing of a proposed transaction, as well as assist in negotiating and closing the deal.
•Strategic, Defense and Shareholder Advisory. Our extensive experience, insights into activist tactics, expertise in assisting companies with shareholder engagement and innovative defense strategies are instrumental in helping clients prepare for, avoid, and, if required, defend against activist investors and hostile takeover attempts. In public company situations, Evercore’s strategic shareholder advice is an integral part of our practice and is a decisive edge for clients seeking to obtain shareholder support for their transactions.
•Special Committee Assignments. Evercore has a leading special committee practice, which is driven by, and exemplifies, our overall commitment to independence, discretion, objectivity, and the delivery of unconflicted advice. Our team has a long history of providing impartial advice to special committees and assisting them to meet fiduciary duties and obligations in significant situations.
•Transaction Structuring. Evercore provides integrated advice in connection with the structuring of public and private transactions - including mergers, spin-offs, sales, joint ventures, and capital markets offerings - intended to optimize tax, accounting, and other objectives of the deal.

(1) Based on Refinitiv data
(2) Senior Managing Director headcount as of December 31, 2021, adjusted to include two additional Advisory Senior Managing Directors who joined in 2022

Capital Markets Advisory
Evercore is a leading advisor to clients on many of the largest and most complex capital transactions in the global capital markets. Our flexible and integrated teams develop trust with clients by focusing on objectives and facts, not capital markets products. Functionally, Evercore can act as an independent advisor, capital placement agent, or underwriter based on each client's circumstances and preferences.
•Equity Capital Markets. Evercore provides equity and equity-linked capital markets advice, execution and underwriting services designed to complement our firm's formidable corporate advisory platform. Our team provides its clients with independent advice, experienced judgment, and key insights on all aspects of capital formation and capital markets transactions. Our Equity Capital Markets team has the flexibility to engage with our corporate clients as an underwriter or an independent advisor.
•Restructuring. Evercore provides independent financial restructuring advice to companies, creditors, shareholders, and other stakeholders, both in-and out-of-court. We specialize in providing critical and unbiased advice to clients on complex balance sheet issues and transformational situations.
•Debt Advisory. Evercore provides independent advice to corporate clients on all debt capital markets products globally and, in conjunction with our Market Risk Management and Hedging team, on associated market-related risks and hedging.
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
•Private Funds. Evercore provides comprehensive global advisory and distribution services on capital raising for select private fund sponsors, including private equity, infrastructure and real estate, advising and executing on all aspects of the fundraising process, including competitive positioning and market assessment, preparation of marketing materials, investor development and documentation.
Institutional Equities
At Evercore ISI, our experienced research, sales and trading professionals deliver superior client service on a content-led platform, striving to be the best independent resource for equity and macroeconomic research to support our institutional investor clients. At December 31, 2021, Evercore ISI had 40 Senior Managing Directors.
•Research. Evercore ISI was recognized as the top ranked independent firm by Institutional Investor in 2021. We also ranked 2nd for analysts among all firms on a weighted basis.
•Sales. Our sales team delivers research-centric service to more than 1,400 institutional clients in the U.S. and abroad. The team provides access to our macro and fundamental research products and our dedicated sales specialists provide unique sector insights.
•Trading. Evercore ISI’s trading professionals engage primarily in agency-only transactions, free of the potential conflicts of interest created by proprietary trading. Our team provides seamless execution, placing our clients’ interests first and executing transactions with efficiency, objectivity and discretion.
•Corporate Access. Our corporate access team develops strategic connectivity between company managements and investors to maximize the impact of roadshows, field trips, sector and macro strategy conferences.
Other
Our Investment Banking segment also includes interests in Luminis Partners ("Luminis") and Seneca Advisors LTDA ("Seneca Evercore", from July 2021 onward), which are accounted for under the equity method of accounting. Luminis is an independent corporate advisory firm based in Australia and Seneca Evercore is an independent corporate advisory firm based in Brazil.

In 2020, we completed the transition of our advisory presence in Mexico to a strategic alliance relationship with a newly-formed independent strategic advisory firm founded by certain former employees. We also maintain strategic alliances in India and South Korea.
Investment Management
Our Investment Management segment includes wealth management and trust services through Evercore Wealth Management L.L.C. ("EWM"), as well as private equity through investments in entities that manage private equity funds. In 2021, our Investment Management segment generated revenue of $65.8 million, or 2% of our revenues, excluding Other Revenue, net ($54.4 million, or 2%, in 2020 and $50.6 million, or 3%, in 2019).
•Evercore Wealth Management and Evercore Trust Company. Evercore's U.S.-based Evercore Wealth Management serves high-net-worth individuals, foundations and endowments. Clients at EWM and our affiliated trust company, Evercore Trust Company, N.A. ("ETC"), work directly with dedicated teams of independent thinkers to manage complex wealth and focus on delivering tangible results. As of December 31, 2021, EWM had $12.2 billion of assets under management ("AUM").
•Investments in Affiliates. We also hold interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC (collectively, "ABS") and Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") that are accounted for under the equity method of accounting. ABS is an institutionally focused hedge fund-of-funds manager and Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products. We also hold certain interests in entities that manage private equity funds and in the funds they manage.
•The Investment Management segment also includes the historical results of Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), which was sold in 2020.
Our Strategies for Growth
We intend to continue to grow and diversify our businesses, and to further enhance our profile and competitive position, through the following strategies:
•Add and Promote Highly Qualified Investment Banking Professionals. We hired 10 new Senior Managing Directors in 2021, expanding our capabilities in our Capital Markets Advisory practice and Equities business, as well as strengthening our coverage of the Healthcare, FinTech, Infrastructure and Renewables and Basic Materials sectors and our coverage of Financial Sponsors. We also hired two new Advisory Senior Managing Directors in January 2022. Of equal importance, following our long-term strategy of developing internal talent, we also promoted three internal candidates to Senior Managing Director in 2021. Additionally, in January 2022, we announced the promotion of 17 Advisory Managing Directors to Senior Managing Director and one Equity Research Analyst to Senior Managing Director. We intend to continue to promote our most talented professionals in the future, as well as to recruit and promote high-caliber strategic corporate, strategic and capital markets advisory and equity research professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, and to extend our reach to sectors or new business lines and geographies that we have identified as particularly attractive. On occasion, these additions may result from the acquisition of boutique independent advisory firms with leading professionals in a market or sector.
•Achieve Organic Growth and Improved Profitability in Investment Management. We are focused on managing our current Investment Management business effectively. We also continue to selectively evaluate opportunities to expand Wealth Management.
Human Capital Management
We are a human capital intensive business and our long-term success is dependent on the number, quality and performance of our people. Our key human capital management objectives are to attract, develop, mentor, promote and retain the most talented professionals in our industry. To support these objectives, we invest substantial time and resources toward the recruitment and retention of people who will adhere to our Core Values (Client Focus, Integrity, Excellence, Respect, Diversity, Equity & Inclusion, Investment in People, Partnership) and improve our business; reward and support employees through competitive pay and benefits programs; facilitate the professional development of our employees through our talent development programs; and promote a strong culture of diversity, equity, and inclusion throughout our organization.
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
Some examples of our programs, initiatives and efforts to attract, develop, mentor, promote and retain the most talented professionals in our industry include:
•Diversity, Equity and Inclusion: DE&I is a major focus of our senior management and Board of Directors. Promoting diversity, equity and inclusion throughout the organization is not only the right thing to do, but it improves our culture and performance, allowing us to better serve our clients and grow our business over the long term. We believe in empowering our people to thrive by maintaining a culture of inclusion that embraces diversity and creates opportunity for all employees. While we recognize there is still important work to do, we continue to make progress in accomplishing our DE&I objectives, and are committed to working diligently and transparently with our key stakeholders, including our employees, as we continue to execute on our objectives. We are focused on the following DE&I objectives:
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
◦Our senior professionals play a central role in presenting our training and development programs, including our M&A Black Belt program, and other sector and business appropriate training programs.
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
◦In response to the COVID-19 pandemic and other changes to the working environment, we have implemented and continue to implement safety measures in all of our offices and made other significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes enhancing capabilities for working remotely, as well as implementing our return-to-office protocols. We continue to monitor the impact of the COVID-19 pandemic and other health, safety and wellness concerns, as well as policies and guidance from governmental authorities and health agencies.
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
◦To advance our diversity, equity and inclusion objectives, we have expanded our benefits package to include additional women’s and family support benefits.
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
◦During 2021, we formed the Evercore Foundation to focus on under-served members of our communities and provided initial funding of $10 million.
As of December 31, 2021, we employed approximately 1,950 people (of which approximately 1,600 were employed in our Investment Banking segment), working in 29 cities around the world. Our global workforce is comprised of approximately 99% full time and 1% part time employees. Nearly 1,500 of our employees were employed in the United States (of which approximately 1,200 were employed in our Investment Banking segment); the remainder were employed outside the United States, primarily in our Investment Banking segment. We believe our efforts in managing our workforce have been effective, evidenced by our strong culture, talent development and employee retention.

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
Evercore's investment banking competitors can be categorized into two main groups: (1) large universal banks and bulge bracket firms such as Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS and (2) independent advisory firms such as Centerview, Greenhill, Houlihan Lokey, Lazard, Moelis, Perella Weinberg, PJT Partners and Rothschild, among others. We believe, and our clients have informed us, that advisory firms that also provide acquisition financing, and engage in significant proprietary trading in clients' securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since Evercore is able to avoid potential conflicts associated with these types of activities, we believe that Evercore is better able to develop trusted and long-term relationships with its clients than competitors that provide such services. In addition, we have a broader global presence, deeper sector expertise and more diverse capabilities than many of the independent firms. Evercore ISI's business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.
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
Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and in the other jurisdictions where we operate. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. ("EGL"), a wholly-owned subsidiary of ours through which we conduct our U.S. investment banking business, is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority ("FINRA") and is registered as a broker-dealer in various states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. The SEC, FINRA, and other regulators in various jurisdictions impose both conduct-based and disclosure-based requirements with respect to our business. State securities regulators also have regulatory or oversight authority over EGL. Our Private Funds business is also impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. For example, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. EGL is also subject to the SEC's Market Access Rule, Rule 15c3-5. The Market Access Rule requires

EGL to have controls and procedures in place to limit financial exposure by establishing capital thresholds for its trading clients and implementing controls to prevent erroneous orders. Our operating entities are also subject to regulations, including the USA PATRIOT Act of 2001, as amended (the "Patriot Act"), which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Regulatory authorities are also increasingly focused on cyber security and vendor management. Failure to comply with any legal and regulatory requirements may result in monetary, regulatory and, in certain cases, criminal penalties.
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
FSMA also gives the FCA investigatory and enforcement powers in respect of contraventions of various European Union ("EU") regulations (as implemented into U.K. law following Brexit), including the Market Abuse Regulation, which prohibits insider dealing, unlawful disclosure of inside information and market manipulation. The FCA is also able to prosecute a number of criminal offenses including, among other things, criminal insider dealing under the Criminal Justice Act 1993 and criminal market manipulation under the Financial Services Act 2012.
Regulatory Capital. Regulatory capital requirements form an integral part of the FCA's prudential supervision of FCA authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties') financial stability. The FCA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high-level requirement for firms to have adequate financial resources. On January 1, 2022, the U.K. implemented a new prudential regime to replace the existing Capital Requirements Regulation ("CRR") and fourth Capital Requirements Directive. The U.K. Investment Firm Prudential Regime ("IFPR") is intended to introduce a more appropriate regime for investment firms, which are currently regulated under rules designed for banks. Until January 1, 2022, Evercore U.K. and Evercore ISI U.K. were "exempt-CAD firms" and subject only to limited minimum capital requirements. Both firms will have changed status under IFPR and will be subject to different and higher capital requirements. The basic minimum capital requirement for each firm will be the higher of its permanent minimum requirement of £75.0 thousand (increased from £50.0 thousand) or an amount equal to one quarter of its annual fixed overhead expenses ("Fixed Overhead Requirement"). Both firms must also comply with the basic liquid asset requirement, which is equivalent to one-third of the Fixed Overhead Requirement. Evercore U.K. and Evercore ISI U.K. must further assess whether additional financial resources are needed to mitigate risks faced by the firms and maintain adequate financial resources beyond the basic requirements as necessary.
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
Regulatory Framework in the European Union. The U.K. left the EU on January 31, 2020 and on December 31, 2020, the Brexit transitional period came to an end. The U.K and the EU entered into the U.K. - EU Trade and Co-operation Agreement ("TCA") on December 24, 2020. The TCA was accompanied by a non-binding Joint Declaration committing the U.K. and the EU to cooperate on matters of financial regulation, which is intended to be facilitated by a Memorandum of Understanding (agreed in principle in 2021 but not yet finalized). However, the TCA does not presently make provision for financial services firms in the U.K. to access the EU single market. As a result, since January 1, 2021, U.K. firms, including Evercore U.K. and Evercore ISI U.K., have not held passporting rights to provide cross-border services into the EU and into a number of other members of the European Economic Area ("EEA"), to the extent such services are regulated activities. Evercore has a German subsidiary, Evercore GmbH ("Evercore Germany"), through which regulated activities can be conducted in Germany and in other EU and EEA jurisdictions on a cross-border basis, subject to certain exceptions and in compliance with applicable legal requirements.
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
Germany
In Germany, our subsidiary, Evercore Germany, is licensed by the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, or "BaFin") to conduct investment advice and investment brokerage activities in Germany. Evercore Germany has passporting rights to provide cross-border services into the EU which are equivalent to those formerly enjoyed by Evercore U.K. until January 1, 2021. Accordingly, Evercore Germany is authorized to provide the aforementioned services across the EU on a cross-border basis. Among other requirements, BaFin requires Evercore Germany, as a regulated entity, to comply with capital, liquidity, governance and business conduct requirements, and has a range of supervisory and disciplinary powers which it is able to use in overseeing the activities of the firm.

Hong Kong
In Hong Kong, our subsidiary, Evercore Asia Limited ("Evercore Asia"), is licensed by the Securities and Futures Commission ("SFC") to conduct certain corporate finance activities and securities dealing and advising activities that are related to corporate finance. The compliance requirements of the SFC include, among other things, paid-up share capital, liquid capital, record keeping, anti-money laundering and conduct of business requirements. The directors and certain officers, employees and other persons affiliated with Evercore Asia are also subject to SFC licensing and/or compliance requirements.
Singapore
In Singapore, Evercore Asia (Singapore) Pte. Ltd. maintains a Capital Market Services license issued by the Monetary Authority of Singapore ("MAS") for dealing in capital markets products that are securities and collective investment schemes and advising on corporate finance. The compliance requirements of MAS include anti-money laundering, conduct of business requirements and rules relating to client assets, among other things.
Dubai International Financial Centre
Financial services activities in, or from, the Dubai International Financial Centre, a financial free-zone located in the United Arab Emirates, Emirate of Dubai, are regulated by the Dubai Financial Services Authority ("DFSA") and are subject to licensing requirements. Evercore Advisory (Middle East) Limited maintains licenses issued by the DFSA for (i) advising on financial products, (ii) arranging credit and advising on credit and (iii) arranging deals in investments. The compliance requirements of the DFSA include, among other things, capital, liquidity, governance, conduct of business requirements and anti-money laundering, counter-terrorist financing and sanctions requirements.
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
Risks Related to Our Business
Difficult market conditions may adversely affect our business in many ways, including reducing the volume of the transactions involving our Investment Banking business, which may materially reduce our revenue or income.
As a financial services firm, our businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, terrorism, pandemic, political uncertainty, uncertainty in the U.S. federal fiscal or monetary policy and the fiscal and monetary policy of foreign governments and the timing and nature of regulatory reform. Unfavorable market or economic conditions, as well as volatility in the financial markets can materially reduce the demand for our services and present new challenges. For example, the COVID-19 pandemic has had a significant impact on market and economic conditions at various times, which has had both positive and negative impacts on the results of operations for each of our business units. The course of the COVID-19 pandemic into 2022, or other similar unrelated pandemics, epidemics or global events leading to difficult market or economic conditions, may cause the number of global and domestic M&A transactions to significantly decrease, and we cannot be certain that any associated increases in activity in our restructuring, debt advisory, capital markets advisory businesses and Equities business will be sufficient to offset weakness in M&A activity. The associated decline in revenue could have a significant adverse impact on our results of operations and cash flows, and our ability to fund operations, make capital investments, maintain compliance with our debt covenants and fund shareholder dividends and other capital commitments or stock repurchases could be adversely affected.
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
We also seek to generate greater business from our restructuring and capital advisory services and our Evercore ISI business. However, we cannot be certain that we will be able to offset lower revenues from a decline in our M&A activities with increased revenues generated from restructuring and capital advisory services or from our Evercore ISI business. Our restructuring services, which provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers, our capital advisory services, which provide corporations and financial sponsors with advice relating to a broad array of financing issues, and our Evercore ISI business, which provides equity research and agency securities trading for institutional investors, are intentionally smaller than our M&A advisory business and we expect that they will remain that way for the foreseeable future.
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
Our growth strategy is based, in part, on our ability to attract and retain highly skilled and profitable senior professionals across all of our businesses. Due to competition from other firms, we may face difficulties in or increases in the cost of recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors may be able to offer more attractive compensation packages or broader career opportunities. Additionally, it may take more than one year for us to determine whether new advisory professionals will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development aimed at developing this new talent. Further, we may not be able to retain our professionals, which could result in increased recruiting expenses or our recruiting professionals at higher compensation levels. Failure to retain other key professionals, including maintaining adequate compensation levels, may materially adversely affect our business.
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
We have experienced significant growth in the past several years. Supporting this growth has placed significant demands on our operational, legal, regulatory and financial systems and resources for integration, training and business development efforts. We are often required to commit additional resources to maintain appropriate operational, legal, regulatory and financial systems to adequately support expansion, even when we only partner, enter into strategic alliances or take minority stakes in other businesses. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. For example, in recent years we have made significant investments in various enterprise technologies, such as client relationship management and enterprise resource planning technology. We cannot provide assurance that our financial controls, the level of knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our expanding operations effectively. Any failure to do so could adversely affect our ability to pursue our growth strategy, generate revenue and control expenses, and could result in regulatory fines or sanctions.
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
We earn a majority of our revenue from advisory engagements, and, in most cases, we are not paid until the successful consummation of the transactions. As a result, our Investment Banking revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target's business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, we often do not receive any advisory fees other than the reimbursement of certain out-of-pocket expenses, despite the fact that we have devoted considerable resources to these transactions. The loss of even one such mandate may have a significant effect on our near-term financial results.
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
Policies, controls and procedures that we may be required to implement to address additional regulatory requirements, including as a result of additional foreign jurisdictions in which we operate, Evercore ISI's business and our underwriting activities, or to mitigate actual or potential conflicts of interest, may result in increased costs, including for additional personnel and infrastructure and information technology improvements, as well as limit our activities and reduce the benefit of positive synergies that we seek to cultivate across our businesses. For example, due to our equity research activities through Evercore ISI, we face potential conflicts of interest, including situations where our publication of research may conflict with the interests of an advisory client, or allegations that research objectivity is being inappropriately impacted by advisory client considerations.
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
In addition, the U.S. regulators and enforcement agencies, including the U.S. Department of Justice and the SEC, continue to devote greater resources to the enforcement of the Foreign Corrupt Practices Act, anti-money laundering laws and anti-corruption laws, and the United Kingdom and other jurisdictions have significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance with anti-bribery, anti-money laundering, anti-corruption and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that any of our employees have violated these laws (or similar laws of other jurisdictions in which we do business) could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business, financial position or results of operations.
The financial services industry faces substantial litigation and regulatory risks, and we may face damage to our professional reputation and legal liability.
Allegations against us of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether or not valid, may harm our reputation. Moreover, our role as advisor to our clients on important mergers and acquisitions or restructuring transactions often involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering fairness opinions in connection with mergers and other transactions.
Particularly in highly volatile markets, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against M&A financial advisors and underwriters can be significant. Our business is also subject to regulation in the countries in which it operates. As this regulatory environment continues to change (in some cases potentially significantly) it is difficult to assess future litigation and regulatory risks. Regulatory changes make it harder for our clients to estimate future potential losses that may be incurred. Our M&A advisory and underwriting activities may subject us to the risk of significant legal liability to our clients and third parties, including our clients' stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In addition, a portion of our advisory fees are obtained from restructuring clients, and often these clients do not have sufficient resources to indemnify us for costs and expenses associated with third-party subpoenas and direct claims, to the extent such claims are not barred as part of the reorganization process. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. These indemnities also are dependent on our client's capacity to pay the amounts claimed. As a result, we may incur significant legal expenses in defending against litigation. In our Investment Management business, we make investment decisions on behalf of our clients that could result in substantial losses. This also may subject us to the risk of legal liability or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or legal expenses incurred in defending against litigation could materially adversely affect our business, financial condition, operating results or liquidity or cause significant reputational harm to us, which could seriously harm our business.
We may face damage to our professional reputation if our services are not regarded as satisfactory or for other reasons.

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. Our reputation could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failures by us or our employees to provide satisfactory services or to comply with applicable laws, rules or regulations, errors in our public reports, perceptions of our environmental, social and governance practices or business selection, or the public announcement and potential publicity surrounding any of these events, even if inaccurate, satisfactorily addressed, or if no violation or wrongdoing actually occurred, could adversely impact our reputation, our relationships with clients, and our ability to negotiate joint ventures and strategic alliances, any of which could have an adverse effect on our financial condition and results of operations.
Extensive and evolving regulation of our businesses exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and limits our ability to engage in certain activities.
As a participant in the financial services industry, we are subject to extensive and evolving regulation by governmental and self-regulatory organizations in jurisdictions around the world, as described further in Item 1. "Business – Regulation" above. Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA, or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate the financial services industry. We may also be adversely affected by changes in the interpretation or enforcement of existing laws or regulations by these governmental authorities and self-regulatory organizations. Uncertainty about the timing and scope of any changes to existing laws and rules or the implementation of new laws or rules by any regulatory authorities that regulate financial services firms or supervise financial markets, as well as the compliance costs associated with a new regulatory regime, may negatively impact our businesses in the short term, even if the long-term impact of any such changes are positive for our businesses. In addition, policies adopted by clients or prospective clients, which may exceed regulatory requirements, may result in additional compliance costs that materially affect our business. Because certain of our larger competitors are subject to regulations that do not affect us to the same extent, or at all, regulatory reforms may benefit them more than us, including by expanding their permitted activities, reducing their compliance costs or reducing restraints on compensation, any of which could enhance their ability to compete against us for advisory opportunities, for employees or otherwise, in a manner that negatively impacts our business.
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
The U.K. left the EU on January 31, 2020 and on December 31, 2020, at 11p.m., the Brexit transitional period came to an end. The U.K. and the EU entered into the TCA on December 24, 2020, which was accompanied by a non-binding Joint Declaration committing the U.K. and the EU to cooperate on matters of financial regulation, which was intended to be facilitated by a Memorandum of Understanding. See Item 1. "Business" for more information. On the basis that the Memorandum of Understanding has not been finalized and that passporting rights are unlikely to be reinstated, Evercore U.K. and Evercore ISI U.K. will continue to be unable to conduct regulated activities on a cross-border and off-shore basis into all

EU countries without obtaining regulatory approval outside of the U.K. We have taken certain actions that prepared us for this outcome, including obtaining a license from BaFin for Evercore Germany, through which regulated activities can be conducted in Germany and in other EU and EEA jurisdictions on a cross-border basis, subject to certain exceptions and in compliance with applicable legal requirements. In addition, activities performed by Evercore U.K. and Evercore ISI U.K. which are not regulated activities may still be conducted within the EU and the EEA directly, subject to local law restrictions. However, the inability of Evercore U.K. and Evercore ISI U.K. themselves to conduct certain regulated activities on a cross-border and off-shore basis into all EU countries could adversely affect the manner in which they operate.
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
We face various cybersecurity risks related to our businesses on a day-to-day basis. We rely heavily on financial, accounting, communication and other data processing systems to securely process, transmit, and store sensitive and confidential client information, and communicate among our locations around the world and with our staff, clients, partners, and vendors. We also depend on third-party software and programs, as well as cloud-based storage platforms as part of our operations. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our, or their, control. In addition, we are also exposed to fourth-party cybersecurity risk from vendors, suppliers or attackers of our third-party vendors. The increased use of mobile technologies and remote working arrangements heighten these and other operational risks.
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
In addition, if we were to experience a disaster or other business continuity problem, such as an epidemic, a pandemic, other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, software, telecommunications, transaction processing and other related systems and operations, as well as those of third parties on whom we rely. For example, the COVID-19 pandemic resulted in substantial disruption to our business operations. Although we have been able to continue business operations, we cannot guarantee in the future that similar events will not result in a material disruption to our business that may cause material financial loss, regulatory action, reputation harm or legal liability, and if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with a pandemic, the impact of a pandemic on our business could be exacerbated. In particular, we depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. Although we have developed business continuity plans and enhanced our remote working capabilities, a disaster or a disruption in the infrastructure that supports our businesses, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or a disruption that directly affects our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. The incidence and severity of disasters or other business continuity problems are unpredictable, and our inability to timely and successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.
We may not be able to generate sufficient cash to service all of our indebtedness.
Our ability to make scheduled payments on, or to refinance, our debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including our aggregate $345.0 million and £25.0 million of senior notes described in Note 13 to our consolidated financial statements. If our cash flows and capital resources are insufficient to fund our debt service obligations, including the principal and semi-annual interest payments noted above, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Private Placement Notes and other contractual commitments.

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
Additionally, integrating acquired businesses, providing a platform for new businesses and partnering with other firms involve a number of risks and present financial, managerial, operational and reputational challenges, including the following factors, among others: loss of key employees or customers; possible inconsistencies in or conflicts between standards, controls, procedures and policies and the need to implement company-wide financial, accounting, information technology and other systems; failure to maintain the quality of services that have historically been provided; failure to coordinate geographically diverse organizations; disagreements between us and our partners; compliance with regulatory requirements in regions in which new businesses and ventures are located; and the diversion of management's attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so. Our inability to develop, integrate and manage acquired companies, joint ventures or other strategic relationships and growth initiatives in an efficient and cost-effective manner, or at all, could have material adverse short- and long-term effects on our operating results, financial condition and liquidity.
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
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking clients for advisory and underwriting services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Our Advisory and Underwriting services accounted for 92%, 89% and 88% of our revenues, excluding Other Revenue, net, in 2021, 2020 and 2019, respectively. We expect that we will continue to rely on Investment Banking fees from advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our Investment Banking advisory engagements, or the market for advisory services, would adversely affect our business.
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
The financial advisory industry is intensely competitive, highly fragmented and subject to rapid change, and we expect it to remain so. We compete on both a global and regional basis, and on the basis of a number of factors, including the quality of our employees, industry knowledge, transaction execution skills, our products and services, innovation, reputation, strength of relationships and price. We have experienced intense competition for advisory mandates in recent years, and we may experience pricing pressures in our Investment Banking business in the future, as some of our competitors seek to obtain increased market share by reducing fees. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and financial professionals as we plan to deploy them on engagements. Any unexpected costs or unanticipated delays in connection with the performance of such engagements could make these contracts less profitable, or unprofitable, which would have an adverse effect on our profit margins.
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
Evercore ISI has entered into service agreements with third-party service providers for order management, trade execution, settlement and clearance of client securities transactions and research distribution. This business faces the risk of operational failure of any of the vendors we use to facilitate our securities transactions or research distribution. Our senior management and officers oversee and manage these relationships. Poor oversight and control or inferior performance or service on the part of the service provider could result in loss of customers and violations of applicable rules and regulations. Any such failure could adversely affect our ability to effect transactions and to manage our exposure to risk.
Underwriting and trading activities expose us to risks.
We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be enforceable or available to us, for example, if the client is not financially able to satisfy its indemnification obligations in whole, or part, or the scope of the indemnity is not sufficient to protect us against financial or reputational losses arising from such liability. In addition, the associated litigation process can place operational strain on our business.
In addition, as customer trading activities expose us to potential losses, we may have to purchase or sell securities at prevailing market prices in the event a customer fails to settle a trade on its original terms. We seek to manage the risks associated with customer trading activities through customer screening, internal review and trading policies and procedures, but such policies and procedures may not be effective in all cases.
If the number of debt defaults or bankruptcies declines or other factors affect the demand for our restructuring services, our restructuring revenue could be adversely affected.

We provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers of such companies. Our services may include reviewing and analyzing the business, financial condition and prospects of the company or providing advice on strategic transactions, capital raising or restructurings. We also may provide advisory services to companies that have sought, or are planning to seek, protection under Chapter 11 of the U.S. Bankruptcy Code or other similar processes in non-U.S. jurisdictions. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring advisory services entails the risk that the transaction will be unsuccessful, or take considerable time, and be subject to a bankruptcy court's authority to disallow or discount our fees. If the number of debt defaults or bankruptcies declines, or other factors affect the demand for our restructuring advisory services, our restructuring business would be adversely affected.
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
Revenue from our Wealth Management business is derived from fees earned for the management of client assets, generally based on the market value of AUM. Poor investment performance by these businesses, on an absolute basis or as compared to third-party benchmarks or competitors, could stimulate higher redemptions, thereby lowering AUM and reducing the fees we earn, even in periods when securities prices are generally rising. In addition, if the investments we make on behalf of our funds and clients perform poorly, it may be more difficult for us to attract new investors, launch new products or offer new services in our Wealth Management business. Furthermore, if the volatility in the U.S. and global markets causes a decline in the price of securities that constitutes a significant portion of our AUM, our clients could withdraw funds from, or be hesitant to invest in, our Investment Management business due to the uncertainty or volatility in the market or in favor of investments they perceive as offering greater opportunity or lower risk, which would also result in lower investment management revenue.
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
In 2021, we earned 22% of our Total Revenues, excluding Other Revenue, and 22% of our Investment Banking Revenues from clients located outside of the United States. Generally, we intend to grow our non-U.S. business, and this growth is critical to our overall success. Many of our large Investment Banking clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include, but are not limited to, greater difficulties managing and staffing foreign operations; language and cultural differences; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers; restrictions on travel; greater difficulties in collecting accounts receivable; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; less stable political and economic environments; civil disturbances or other catastrophic events that reduce business activity; disasters or other business continuity problems, such as pandemics, other man-made or natural disaster or disruption involving electronic communications or other services; and international trade issues.
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
Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenues in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Generally, we do not enter into any transactions to hedge our exposure to foreign exchange fluctuations in our foreign subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results. On occasion, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of December 31, 2021 and 2020.

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
As of December 31, 2021, there were certain vested LP Units held by some of our Senior Managing Directors and former employees that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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
As of December 31, 2021, regulated subsidiaries of Evercore LP had $1.4 billion of cash and cash equivalents and investment securities. Amounts held in regulated entities may be subject to advance notification requirements to, or regulatory approval from, their relevant regulatory body prior to distribution, which could delay or restrict access to such capital.
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
Our Senior Managing Directors own shares of our Class A common stock and our Class B common stock. Our certificate of incorporation provides that the holders of the shares of our Class B common stock are entitled to a number of votes that is determined pursuant to a formula that relates to the number of LP Units held by such holders. Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit in Evercore LP held by such holder. Our Senior Managing Directors, and certain trusts benefiting their families, collectively, have a significant portion of the voting power in Evercore Inc. As a result, our Senior Managing Directors have the ability to exercise influence over the election of the members of our board of directors and, therefore, influence over our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, they are able to exercise influence over the outcome of all matters requiring stockholder approval. This concentration of ownership could deprive our other Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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
As of December 31, 2021, we had a total of 37,903,430 shares of our Class A common stock outstanding. In addition, our current and former Senior Managing Directors own an aggregate of 1,772,378 Class A limited partnership units of Evercore LP ("Class A LP Units"), which were all fully vested as of December 31, 2021. Further, as of December 31, 2021, there were 2,971,046 vested Class E limited partnership units of Evercore LP ("Class E LP Units") and 79,990 vested Class K limited partnership units of Evercore LP ("Class K LP Units"). In addition, 400,000 unvested Class I-P units of Evercore LP ("Class I-P Units") which convert into Class I limited partnership units of Evercore LP ("Class I LP Units") based on the achievement of certain market and service conditions, and 620,000 unvested Class K-P units of Evercore LP ("Class K-P Units"), which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of December 31, 2021. Our amended and restated certificate of incorporation allows the exchange of Class A, Class E, Class I and Class K LP Units (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors and certain other employees of the Company are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions.
As of February 16, 2022, we had a total of 44,247,344 shares of Class A common stock outstanding and units which were convertible, or potentially convertible, into Class A common stock. This is comprised of 38,403,930 shares of our Class A common stock outstanding, 1,772,378 Class A LP Units, 2,971,046 Class E LP Units, 400,000 Class I-P Units, 79,990 Class K LP Units and 620,000 Class K-P Units (which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results). See Notes 16 and 18 to our consolidated financial statements for further information.
Further, as part of annual bonuses and incentive compensation, we award restricted stock units ("RSUs") to employees, as well as to new hires. As of December 31, 2021, 5,115,716 RSUs issued pursuant to the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (as approved in 2016 and amended in 2020) and the Amended and Restated 2006 Evercore Inc. Stock Incentive Plan were outstanding. Of these RSUs, 118,869 were fully vested and 4,996,847 were unvested. Each RSU represents the holder's right to receive one share of our Class A common stock following the applicable vesting date. Should we issue RSUs in excess of the amount remaining as authorized for issuance under the Evercore Inc. 2016 Stock Incentive Plan, these awards would be accounted for as liability awards, with changes in the fair value of these awards reflected as compensation expense until authorization is obtained.
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
Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol "EVR." At the close of business on February 16, 2022, there were 31 Class A common stockholders of record. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners.
There is no trading market for the Evercore Inc. Class B common stock. As of February 16, 2022, there were 53 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.68 per share of Class A common stock for the quarters ended December 31, 2021, September 30, 2021 and June 30, 2021, $0.61 per share for the quarters ended March 31, 2021 and December 31, 2020 and $0.58 per share for the quarters ended September 30, 2020, June 30, 2020 and March 31, 2020.
We pay dividend equivalents, in the form of unvested RSU awards or deferred cash dividends, concurrently with the payment of dividends to the holders of Class A common shares, on all unvested RSU grants. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
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
Recent Sales of Unregistered Securities
None

Share Repurchases for the period January 1, 2021 through December 31, 2021

2021	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	16,143	$80.49	—	3,265,267
February 1 to February 28	1,306,786	117.48	472,899	2,792,368
March 1 to March 31	617,501	129.62	550,335	2,242,033
Total January 1 to March 31	1,940,430	$121.03	1,023,234	2,242,033

April 1 to April 30	322,978	$137.42	317,224	8,432,105
May 1 to May 31	397,602	144.44	387,290	8,044,815
June 1 to June 30	647,404	136.15	646,279	7,398,536
Total April 1 to June 30	1,367,984	$138.86	1,350,793	7,398,536

July 1 to July 31	302,487	$131.27	287,990	7,110,546
August 1 to August 31	379,086	132.52	374,434	6,736,112
September 1 to September 30	111,133	136.81	109,675	6,626,437
Total July 1 to September 30	792,706	$132.64	772,099	6,626,437

October 1 to October 31	123,439	$144.42	122,559	6,503,878
November 1 to November 30	406,259	149.81	386,387	6,117,491
December 1 to December 31	824,982	135.86	805,844	5,311,647
Total October 1 to December 31	1,354,680	$140.82	1,314,790	5,311,647

Total January 1 to December 31	5,455,800	$132.10	4,460,916	5,311,647
(1)Includes the repurchase of 917,196, 17,191, 20,607 and 39,890 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, respectively.
(2)On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we were able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Further, on April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. In addition, on February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III, Item 12 of this report.

Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Investment Banking. Our Investment Banking business earns fees from our clients for providing advice on mergers, acquisitions, divestitures, capital raising, leveraged buyouts, restructurings, activism and defense and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions, fees and principal revenues from research and our sales and trading activities. The amount and timing of the fees paid vary by the type of engagement or services provided. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue consists of advisory fees for which realizations are dependent on the successful completion of transactions. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees are subject to court approval. Underwriting fees are recognized when the offering has been deemed to be completed and placement fees are generally recognized at the time of the client's acceptance of capital or capital commitments. Commissions and Related Revenue includes commissions, which are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned. Commissions and Related Revenue also includes subscription fees for the sales of research, as well as revenues from principal transactions primarily executed on a riskless principal basis. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) and recognized as revenue over the remaining subscription period.
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

Other Revenue and Interest Expense. Other Revenue includes the following:
•Interest income and income (losses) on investment securities, including our investment funds and futures contracts which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents, long-term accounts receivable and on our debt security investment in G5 Holdings S.A. ("G5") (through June 25, 2021, the date G5 repaid its outstanding debentures in full. See Note 10 to our consolidated financial statements for further information.)
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
Prior to the sale of our ECB business in Mexico in 2020, Other Revenue and Interest Expense was also derived from investing customer funds in financing transactions. These transactions were principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions were recognized over the term of the repurchase or resale transaction.
Operating Expenses
Employee Compensation and Benefits Expense. We include all payments for services rendered by our employees, as well as profits interests in our businesses that have been accounted for as compensation, in employee compensation and benefits expense.
We maintain compensation programs, including base salary, cash, deferred cash and equity bonus awards and benefits programs and manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation, including deferred compensation, reflects our plan to maintain competitive compensation levels to retain key personnel, and it reflects the impact of newly-hired senior professionals, including related grants of equity awards which are generally valued at their grant date and recorded in employee compensation and benefits expense over the requisite service period.
Increasing the number of high-caliber, experienced senior level employees is critical to our growth efforts. See Item 1. "Business" for further information. In our advisory businesses, these hires generally do not begin to generate significant revenue in the year they are hired.
Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards, the amount of which is a function of performance and market conditions, are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, the expense is generally amortized over the stated vesting period, subject to retirement eligibility. With respect to annual awards, our retirement eligibility criteria generally stipulates that if an employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, the employee is eligible for retirement. Beginning in 2019, we implemented additional retirement eligibility qualifying criteria, for awards issued in 2019 and after, that stipulates if an employee has at least 10 years of continuous service and is at least 60 years of age, the employee is also eligible for retirement. Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided they give the minimum advance notice, which is generally six months to one year.
We estimate forfeitures in the aggregate compensation cost to be amortized over the requisite service period of the awards. We periodically monitor our estimated forfeiture rate and adjust our assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative adjustment in the period of the change.

In April 2021, our Board of Directors approved the issuance of Class L Interests in Evercore LP to certain of our named executive officers, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2022. Distributions pursuant to these interests are anticipated to be made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2021. We record expense related to these distributions in Employee Compensation and Benefits on the Consolidated Statements of Operations and reflect accrued liabilities in Accrued Compensation and Benefits on the Consolidated Statements of Financial Condition. In January 2022, we issued Class L Interests to certain of our named executive officers, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2023.
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan") and January 1, 2021 (the "2021 Long-term Incentive Plan"). The first cash distribution under the 2017 Long-term Incentive Plan occurred in March 2021 and we made an additional cash distribution in December 2021 related to the acceleration of certain amounts due in the first quarter of 2022. Remaining amounts are due to be paid, in cash or Class A Shares, at our discretion, in the first quarter of 2022 and 2023 (for the 2017 Long-term Incentive Plan) and in the first quarter of 2025, 2026 and 2027 (for the 2021 Long-term Incentive Plan), subject to employment at the time of payment. Awards issued under the 2017 Long-term Incentive Plan are subject to retirement eligibility requirements after the performance criteria has been achieved. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020.
From time to time, we also grant performance awards to certain individuals which include both performance and service-based vesting requirements and, in certain awards, market based requirements. These include Class I-P and K-P Units issued by Evercore LP. In December 2021, we issued Class K-P Units to certain of our employees. See Note 18 to our consolidated financial statements for further information.
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
Other Expenses
Other Expenses include the following:
•Amortization of LP Units and Certain Other Awards – Includes amortization costs associated with the vesting of Class J limited partnership units of Evercore LP ("Class J LP Units") issued in conjunction with the acquisition of International Strategy & Investment ("ISI") and certain other related awards. These awards were fully vested as of March 31, 2020.
•Special Charges, Including Business Realignment Costs – Includes the following expenses:
◦2021 – Includes expenses related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our current investment strategy, we decided to wind down during 2021.
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
◦2019 – Includes expenses related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of our headquarters in New York, the impairment of goodwill in our

Institutional Asset Management reporting unit and separation and transition benefits and related costs as a result of our review of operations.
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
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in ABS, Atalanta Sosnoff, Luminis and Seneca Evercore (from July 7, 2021 for Seneca Evercore; see Note 10 to our consolidated financial statements for further information) are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.
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
We generally allocate net income or loss to participating noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits or losses to the controlling and noncontrolling interest holders, the net income or loss of these entities is allocated based on these special allocations. See Note 16 to our consolidated financial statements for further information.

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2021 and 2020. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Years Ended December 31,			Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019

	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$2,751,992	$1,755,273	$1,653,585	57%	6%
Underwriting Fees	246,705	276,191	89,681	(11%)	208%
Commissions and Related Revenue	205,822	206,692	190,098	—%	9%
Asset Management and Administration Fees	65,784	54,397	50,611	21%	7%
Other Revenue, Including Interest and Investments	36,782	(7,234)	44,862	NM	NM
Total Revenues	3,307,085	2,285,319	2,028,837	45%	13%
Interest Expense	17,586	21,414	20,139	(18%)	6%
Net Revenues	3,289,499	2,263,905	2,008,698	45%	13%
Expenses
Operating Expenses	2,178,500	1,688,015	1,534,122	29%	10%
Other Expenses	8,561	49,457	36,865	(83%)	34%
Total Expenses	2,187,061	1,737,472	1,570,987	26%	11%
Income Before Income from Equity Method Investments and Income Taxes	1,102,438	526,433	437,711	109%	20%
Income from Equity Method Investments	14,161	14,398	10,996	(2%)	31%
Income Before Income Taxes	1,116,599	540,831	448,707	106%	21%
Provision for Income Taxes	248,026	128,151	95,046	94%	35%
Net Income	868,573	412,680	353,661	110%	17%
Net Income Attributable to Noncontrolling Interest	128,457	62,106	56,225	107%	10%
Net Income Attributable to Evercore Inc.	$740,116	$350,574	$297,436	111%	18%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$17.08	$8.22	$6.89	108%	19%
2021 versus 2020
Net Income Attributable to Evercore Inc. was $740.1 million in 2021, an increase of $389.5 million, or 111%, compared to $350.6 million in 2020. The changes in our operating results during these years are described below.
Net Revenues were $3.29 billion in 2021, an increase of $1.03 billion, or 45%, versus Net Revenues of $2.26 billion in 2020. Advisory Fees increased $996.7 million, or 57%, Underwriting Fees decreased $29.5 million, or 11%, and Commissions and Related Revenue decreased $0.9 million compared to 2020. Asset Management and Administration Fees increased $11.4 million, or 21%, compared to 2020. See "Business Segments" below for further information.
Other Revenue, Including Interest and Investments, increased $44.0 million compared to 2020, primarily driven by a loss of $30.8 million in 2020, resulting from the sale and wind-down of our businesses in Mexico, as well as higher performance of our investment funds portfolio and a gain on the redemption of the G5 debt security in 2021.
Total Operating Expenses were $2.18 billion in 2021, compared to $1.69 billion in 2020, an increase of $490.5 million, or 29%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.85 billion in 2021, an increase of $477.5 million, or 35%, versus expense of $1.37 billion in 2020. The increase in the amount of compensation recognized in 2021 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards, as well as increased headcount year over year, each related to growth in the business. Non-compensation expenses as a component of Operating Expenses were $329.7 million in 2021, an increase of $13.0 million, or 4%, versus $316.7 million in 2020. The increase was primarily driven by increases in professional fees and charitable contributions made to the Evercore Foundation (formed in 2021), partially offset by decreases in travel and related expenses, which continued to be depressed by the COVID-19 pandemic, and bad debt expense. Non-Compensation expenses per employee were approximately $174.9 thousand for 2021, versus $171.7 thousand for 2020.
Total Other Expenses of $8.6 million in 2021 included (a) Special Charges, Including Business Realignment Costs, of $8.6 million related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our current investment strategy, we decided to wind down during 2021 and (b) Acquisition and Transition Costs of $0.01 million. Total Other Expenses of $49.5 million in 2020 included (a) Special Charges, Including Business Realignment Costs, of $46.6 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, as well as charges related to the impairment of assets resulting from the wind-down of our businesses in Mexico, (b) intangible asset and other amortization of $1.2 million, (c) compensation costs of $1.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI and (d) Acquisition and Transition Costs of $0.6 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 56.2% in 2021, compared to 60.6% in 2020. The decrease in the compensation ratio reflects leverage achieved on higher revenues, partially offset by a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards, as well as increased headcount year over year, each related to growth in the business.
Income from Equity Method Investments was $14.2 million in 2021, compared to $14.4 million in 2020. The decrease was a result of a decrease in earnings from our investments in ABS and Luminis, partially offset by an increase in earnings from our investment in Atalanta Sosnoff in 2021.
The provision for income taxes in 2021 was $248.0 million, which reflected an effective tax rate of 22.2%. The provision for income taxes in 2020 was $128.2 million, which reflected an effective tax rate of 23.7%. The provision for income taxes for 2021 reflects an additional tax benefit of $18.7 million and for 2020 an additional tax expense of $0.02 million due to the net impact associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price. The provision for income taxes also reflects the effect of certain nondeductible expenses, including expenses related to Class J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $128.5 million in 2021 compared to $62.1 million in 2020. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher earnings for Evercore LP in 2021.
For a discussion of 2020 versus 2019, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2020.
Impairment of Assets
Goodwill
At both November 30, 2021 and 2020, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), we performed our annual Goodwill impairment assessment and concluded that the fair value of our reporting units substantially exceeded their carrying values.
For a discussion of 2019, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impairment of Assets" in our Form 10-K for the year ended December 31, 2020.
Other Assets
We recorded $8.6 million in Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2021, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our current investment strategy, we decided to wind-down during 2021. See Note 10 to our consolidated financial statements for further information.

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
Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Years Ended December 31,			Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019

	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees	$2,751,992	$1,755,273	$1,653,585	57%	6%
Underwriting Fees	246,705	276,191	89,681	(11%)	208%
Commissions and Related Revenue(1)	205,822	206,692	190,098	—%	9%
Other Revenue, net(1)(2)(3)(4)	19,370	(20,770)	18,431	NM	NM
Net Revenues	3,223,889	2,217,386	1,951,795	45%	14%
Expenses
Operating Expenses	2,125,871	1,637,542	1,485,477	30%	10%
Other Expenses	7	49,112	33,618	(100%)	46%
Total Expenses	2,125,878	1,686,654	1,519,095	26%	11%
Operating Income	1,098,011	530,732	432,700	107%	23%
Income from Equity Method Investments(5)	1,337	1,546	916	(14%)	69%
Pre-Tax Income	$1,099,348	$532,278	$433,616	107%	23%
(1)We renamed "Commissions and Related Fees" to "Commissions and Related Revenue" and reclassified $0.9 million and $0.6 million of principal trading gains and losses from our institutional equities business from "Other Revenue, net" to "Commissions and Related Revenue" for the years ended December 31, 2020 and 2019, respectively. See Note 2 to our consolidated financial statements for further information.
(2)Includes interest expense on Notes Payable and lines of credit of $17.6 million, $18.2 million and $12.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)Includes a gain of $4.4 million for the year ended December 31, 2021, resulting from the redemption of our G5 debt security during 2021.
(4)Includes a loss of $21.1 million resulting from the sale and wind-down of our businesses in Mexico, related to the release of cumulative foreign exchange losses for the year ended December 31, 2020.
(5)Equity in Luminis and Seneca Evercore is classified as Income from Equity Method Investments.

For 2021, the dollar value of North American announced and completed M&A activity increased 83% and 55%, respectively, compared to 2020, and the dollar value of Global announced and completed M&A activity increased 62% and 41%, respectively, compared to 2020.

	For the Years Ended December 31,			Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$2,671	$1,457	$1,906	83%	(24%)
Value of North American M&A Deals Completed	$2,290	$1,478	$1,660	55%	(11%)
Value of Global M&A Deals Announced	$5,744	$3,552	$3,746	62%	(5%)
Value of Global M&A Deals Completed	$4,353	$3,088	$3,263	41%	(5%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	797	687	661	16%	4%
Total Number of Fees of at Least $1 million from Advisory Client Transactions	502	386	328	30%	18%
Total Number of Underwriting Transactions	117	118	71	(1%)	66%
Total Number of Underwriting Transactions as a Bookrunner	100	85	53	18%	60%
* Source: Refinitiv January 3, 2022
** Includes revenue generating clients
Investment Banking Results of Operations
2021 versus 2020
Investment Banking Net Revenues were $3.22 billion in 2021, compared to $2.22 billion in 2020, an increase of $1.01 billion, or 45%. The increase in revenues from 2020 was primarily driven by an increase of $996.7 million, or 57%, in Advisory Fees, reflecting an increase in the number of Advisory fees earned and growth in fee size during 2021. We earned 797 fees from Advisory clients in 2021, compared to 687 in 2020, representing a 16% increase. We earned 502 fees in excess of $1.0 million in 2021, compared to 386 in 2020, representing a 30% increase. These increases reflect increases in strategic advisory, including M&A and activism defense, as well as increases in fees earned from our private capital and funds advisory activities. Underwriting Fees decreased $29.5 million, or 11%, compared to 2020, reflecting a decrease in the number of transactions we participated in, as well as a decrease in the relative fee size of our participation in those transactions, as we participated in several of the largest deals in our history in 2020. Commissions and Related Revenue decreased $0.9 million compared to 2020, reflecting lower volatility and volumes compared to the prior year period. Other Revenue, net, increased $40.1 million compared to 2020, primarily driven by a loss of $21.1 million in 2020, resulting from the sale and wind-down of our businesses in Mexico, as well as higher performance of our investment funds portfolio and a gain on the redemption of the G5 debt security in 2021.
Operating Expenses were $2.13 billion in 2021, compared to $1.64 billion in 2020, an increase of $488.3 million, or 30%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.81 billion in 2021, compared to $1.33 billion in 2020, an increase of $474.7 million, or 36%. The increase in the amount of compensation recognized in 2021 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards, as well as increased headcount year over year, each related to growth in the business. Non-compensation expenses, as a component of Operating Expenses, were $316.5 million in 2021, compared to $302.8 million in 2020, an increase of $13.7 million, or 5%. Non-compensation operating expenses increased from the prior year, primarily driven by increases in professional fees, related to growth in the business, and charitable contributions made to the Evercore Foundation (formed in 2021), partially offset by decreases in travel and related expenses, which continued to be depressed by the COVID-19 pandemic, and bad debt expense.
Other Expenses of $0.01 million in 2021 reflected Acquisition and Transition Costs. Other Expenses of $49.1 million in 2020 included (a) Special Charges, Including Business Realignment Costs, of $46.6 million related to separation and transition benefits and related costs and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, as well as charges related to the impairment of assets resulting from the wind-down of our businesses in Mexico, (b) intangible asset and other amortization of $1.2 million, (c) compensation costs of $1.1 million associated with the vesting of Class J LP Units and certain other awards granted in conjunction with the acquisition of ISI and (d) Acquisition and Transition Costs of $0.3 million.
For a discussion of 2020 versus 2019, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2020.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$65,784	$53,069	$48,083	24%	10%
Institutional Asset Management(1)	—	1,328	2,528	NM	(47%)
Asset Management and Administration Fees	65,784	54,397	50,611	21%	7%
Other Revenue, net(2)	(174)	(7,878)	6,292	98%	NM
Net Revenues	65,610	46,519	56,903	41%	(18%)
Expenses
Operating Expenses	52,629	50,473	48,645	4%	4%
Other Expenses(3)	8,554	345	3,247	NM	(89%)
Total Expenses	61,183	50,818	51,892	20%	(2%)
Operating Income (Loss)	4,427	(4,299)	5,011	NM	NM
Income from Equity Method Investments(4)	12,824	12,852	10,080	—%	28%
Pre-Tax Income	$17,251	$8,553	$15,091	102%	(43%)
(1)On July 2, 2020, we sold the trust business of ECB and on December 16, 2020, we sold the remaining ECB business.
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
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III") and Glisco Capital Partners IV, L.P. ("Glisco IV", and together with Glisco II and Glisco III, the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic Capital Partners Associates IV, L.P., Trilantic Capital Partners V L.P. and Trilantic Capital Partners VI (North America) L.P. In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of December 31, 2021, $0.8 million of previously distributed carried interest received from the funds was subject to repayment. During 2021, consistent with our current investment strategy, we decided to wind-down our investment relationship with Trilantic Capital Partners. See Note 10 to our consolidated financial statements for further information.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.

Our historical Investment Management results include the ECB businesses, revenues for which were previously included in Institutional Asset Management above. On July 2, 2020, we sold the trust business of ECB and on December 16, 2020, we sold the remaining ECB business.
Assets Under Management
AUM for our Wealth Management business of $12.2 billion at December 31, 2021 increased $2.0 billion, or 20%, compared to $10.2 billion at December 31, 2020. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients and previously managed on behalf of Institutional Asset Management clients. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 75% and 72% of Level 1 investments, 21% and 24% of Level 2 investments and 4% and 4% of Level 3 investments as of December 31, 2021 and 2020, respectively.
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
The following table summarizes AUM activity for the years ended December 31, 2021 and 2020:

	Wealth Management(1)	Institutional Asset Management	Total

	(dollars in millions)
Balance at December 31, 2019	$9,058	$1,634	$10,692
Inflows	969	645	1,614
Outflows	(869)	(616)	(1,485)
Market Appreciation (Depreciation)	1,005	(125)	880
Deconsolidation of ECB (December 16, 2020)	—	(1,538)	(1,538)
Balance at December 31, 2020	$10,163	$—	$10,163
Inflows	1,792	—	1,792
Outflows	(1,294)	—	(1,294)
Market Appreciation	1,523	—	1,523
Balance at December 31, 2021	$12,184	$—	$12,184

Unconsolidated Affiliates - Balance at December 31, 2021:
Atalanta Sosnoff	$—	$8,585	$8,585
ABS	$—	$7,383	$7,383
(1)Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $76.3 million and $76.4 million as of December 31, 2021 and 2020, respectively.
The following table represents the composition of AUM for Wealth Management as of December 31, 2021:

Wealth Management
Equities	67%
Fixed Income	20%
Liquidity(1)	8%
Alternatives	5%
Total	100%
(1)Includes cash, cash equivalents and U.S. Treasury securities.
Our Wealth Management business serves individuals, families and related institutions delivering customized investment management, financial planning, and trust and custody services. Investment portfolios are tailored to meet the investment objectives of individual clients and reflect a blend of equity, fixed income and other products. Fees charged to clients reflect the composition of the assets managed and the services provided. Investment performance in the Wealth Management business is measured against appropriate indices based on the composition of AUM, most frequently the S&P 500 and a composite fixed income index principally reflecting BarCap and MSCI indices.
In 2021, AUM for Wealth Management increased 20%, reflecting a 15% increase due to market appreciation and a 5% increase due to flows. Performance for 2021 reflected:
•Wealth Management outperformed the S&P 500 on a 1 and 3-year basis by approximately 2% and 5%, respectively
•Wealth Management outperformed the fixed income composite on a 1-year basis by approximately 20 basis points and lagged the fixed income composite on a 3-year basis by approximately 30 basis points
•The S&P 500 was up approximately 29% and the fixed income composite was down approximately 1%
In 2020, AUM for Wealth Management increased 12%, reflecting an 11% increase due to market appreciation and a 1% increase due to flows. Performance for 2020 reflected:
•Wealth Management outperformed the S&P 500 on a 1 and 3-year basis by approximately 6% and 4%, respectively
•Wealth Management lagged the fixed income composite on a 1 and 3-year basis by approximately 80 basis points and 50 basis points, respectively

•The S&P 500 and fixed income composite were up approximately 18% and 5%, respectively
Our Institutional Asset Management business reflected assets managed by ECB prior to its deconsolidation on December 16, 2020. ECB primarily managed Mexican Government and corporate fixed income securities, as well as equity products. ECB utilized the IPC Index, which is a capitalization weighted index of leading equities traded on the Mexican Stock Exchange and the Cetes 28 Index, which is an index of Treasury Bills issued by the Mexican Government, as benchmarks in reviewing their performance and managing their investment decisions. ECB's AUM market depreciation in 2020 reflected market volatility, as well as the impact of the fluctuation of foreign currency. ECB outperformed the equities index and outperformed the fixed income index on two of their three portfolios in 2020.
AUM from our unconsolidated affiliates increased 12% compared to December 31, 2020, reflecting positive performance in both Atalanta Sosnoff and ABS.
2021 versus 2020
Investment Management Net Revenues were $65.6 million in 2021, compared to $46.5 million in 2020, an increase of $19.1 million, or 41%. Asset Management and Administration Fees earned from the management of client portfolios increased 21% from 2020 driven by an increase of $12.7 million in fees from Wealth Management clients, as associated AUM increased 20%, primarily from market appreciation. Fee-based revenues included $0.08 million of revenues from performance fees in 2020. Other Revenue, net, increased $7.7 million from 2020, primarily driven by a loss of $9.7 million resulting from the sale and wind-down of our businesses in Mexico in 2020, including $3.4 million related to the sale of our ECB businesses and $6.3 million related to the release of cumulative foreign exchange losses. Income from Equity Method Investments decreased slightly from 2020, as a result of a decrease in earnings from our investment in ABS, partially offset by an increase in earnings from our investment in Atalanta Sosnoff.
Operating Expenses were $52.6 million in 2021, compared to $50.5 million in 2020, an increase of $2.2 million, or 4%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $39.3 million in 2021, compared to $36.6 million in 2020, an increase of $2.7 million, or 7%. Non-Compensation expenses, as a component of Operating Expenses, were $13.3 million in 2021, compared to $13.9 million in 2020, a decrease of $0.6 million, or 4%.
Other Expenses of $8.6 million in 2021 included Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our current investment strategy, we decided to wind-down during 2021. Other Expenses of $0.3 million in 2020 included Acquisition and Transition Costs of $0.3 million and Special Charges, Including Business Realignment Costs, of $0.05 million, related to separation and transition benefits and related costs.
For a discussion of 2020 versus 2019, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2020.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees and the payment of operating expenses, including incentive compensation to our employees and interest expense on our repurchase agreements (prior to the sale of our ECB business), Notes Payable and lines of credit, and the payment of income taxes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to private funds capital raising and certain fees related to the private capital businesses being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management business (and previously our Institutional Asset Management business, prior to the sale of our ECB business) are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation during the first three months of each calendar year with respect to the prior year's results and prior years' deferred compensation. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are generally funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to invest our cash in highly liquid securities or bank certificates of deposit, deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Years Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$868,573	$412,680	$353,661
Non-cash charges	498,772	481,698	414,852
Other operating activities	17,553	83,993	(263,816)
Operating activities	1,384,898	978,371	504,697
Investing activities	(705,892)	(483,871)	(373,471)
Financing activities	(925,321)	(307,793)	(290,009)
Effect of exchange rate changes	(4,616)	7,631	2,573
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(250,931)	194,338	(156,210)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	838,224	643,886	800,096
End of Period	$587,293	$838,224	$643,886
2021. Cash, Cash Equivalents and Restricted Cash were $587.3 million at December 31, 2021, a decrease of $250.9 million versus Cash, Cash Equivalents and Restricted Cash of $838.2 million at December 31, 2020. Operating activities resulted in a net inflow of $1.4 billion, primarily related to earnings. Investing activities during the period used cash of $705.9 million, primarily related to net purchases of investment securities and certificates of deposit and purchases of equipment and leasehold improvements, principally related to the expansion of our headquarters in New York, partially offset by proceeds from the redemption of the G5 debt security and proceeds received for the sale of our interests in Trilantic VI. Financing activities during the period used cash of $925.3 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of our Notes Payable and dividends and distributions to noncontrolling interest holders, partially offset by the issuance of the 2021 Private Placement Notes. For further information, see Note 13 to our consolidated financial statements. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
2020. Cash, Cash Equivalents and Restricted Cash were $838.2 million at December 31, 2020, an increase of $194.3 million versus Cash, Cash Equivalents and Restricted Cash of $643.9 million at December 31, 2019. Operating activities resulted in a net inflow of $978.4 million, primarily related to earnings. Cash of $483.9 million was used by investing activities primarily related to net purchases of investment securities and purchases of equipment and leasehold improvements, principally related to the expansion of our headquarters in New York, partially offset by the maturity of certificates of deposit. Financing activities during the period used cash of $307.8 million, primarily for purchases of treasury stock and the payment of dividends and distributions to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
For a discussion of 2019, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows" in our Form 10-K for the year ended December 31, 2020.
Liquidity and Capital Resources
General
Our current assets principally include Cash and Cash Equivalents, Investment Securities and Certificates of Deposit, Accounts Receivable and contract assets, included in Other Current Assets, relating to Investment Banking and Investment Management revenues. Our current liabilities principally include accrued expenses, accrued liabilities related to improvements in our leased facilities, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements and related investments are also made in the first quarter. From time to time, advances and/or commitments may also be granted to new employees at or near the date they begin employment, or to existing employees for the purpose of incentive or retention. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and certain other entities in accordance with our corporate estimated payment calendar; these payments are made quarterly. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
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
For a further discussion of risks related to our business, refer to Item 1A. "Risk Factors" in this Form 10-K.
Treasury Purchases
We periodically repurchase Class A Shares and/or LP Units into Treasury (including through the net settlement of equity awards) in order to offset the dilutive effect of equity awards granted as compensation (see Note 18 to our consolidated financial statements for further information), or amounts in excess of that if management's review, discussed above, determines adequate cash is available. The amount of cash required for these share repurchases is a function of the mix of equity and deferred cash compensation awarded for the annual bonus awards (see further discussion on deferred compensation under Other Commitments below). In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
On October 23, 2017, our Board of Directors authorized (in addition to the net settlement of equity awards granted to employees) the repurchase of Class A Shares and/or LP Units so that from that date forward, we were able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. Further, on April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. In addition, on February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2021, we repurchased 4,460,916 Class A Shares, at an average cost per share of $135.11, for $602.7 million pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2021, we repurchased 994,884 Class A Shares, at an average cost per share of $118.62, for $118.0 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 5,455,800 Class A Shares repurchased during 2021 were acquired for aggregate purchase consideration of $720.7 million, at an average cost per share of $132.10.
Noncontrolling Interest Purchases
On December 31, 2021, we purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the Real Estate Capital Advisory ("RECA") business for $54.3 million. Our consideration for this transaction included the payment of $6.0 million of cash in 2021, $27.7 million of cash payable in early 2022, included within Payable to Employees and Related Parties on the Consolidated Statement of Financial Condition as of December 31, 2021, and contingent cash consideration which will be settled in early 2024. The contingent consideration has a fair value of $20.6 million as of December 31, 2021 and is included within Other Long-term Liabilities on the Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid is dependent on the business achieving certain revenue performance targets. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business achieving the revenue performance targets. In conjunction with this transaction, we will also issue two separate payments in early 2023 and 2024, contingent on continued employment with the Company, and accordingly, will be treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the business achieving certain revenue performance targets.
On May 31, 2019, we purchased, at fair value, the remaining 10% of the Private Capital Advisory L.P. Common Interests for $28.4 million. On May 31, 2019, we also purchased, at fair value, an additional 17% of the EWM Class A Units for $24.5 million (in cash of $21.8 million and the issuance of 31,383 Class A LP Units having a fair value of $2.7 million).
2016 Private Placement Notes
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A senior notes which were due March 30, 2021 (the "Series A Notes"), $67.0 million aggregate principal amount of our 5.23% Series B senior notes due March 30, 2023 (the "Series B Notes"), $48.0 million aggregate principal amount of our 5.48% Series C senior notes due March 30, 2026 (the "Series C Notes") and $17.0 million aggregate principal amount of our 5.58% Series D senior notes due March 30, 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to the 2016 Note Purchase Agreement dated as of March 30, 2016 (the "2016 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. In March 2021, we repaid the $38.0 million aggregate principal amount of our Series A Notes.
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2021, we were in compliance with all of these covenants.
2019 Private Placement Notes
On August 1, 2019, we issued $175.0 million and £25.0 million of senior unsecured notes through private placement. These notes reflect a weighted average life of 12 years and a weighted average stated interest rate of 4.26%. These notes include: $75.0 million aggregate principal amount of our 4.34% Series E senior notes due August 1, 2029 (the "Series E Notes"), $60.0 million aggregate principal amount of our 4.44% Series F senior notes due August 1, 2031 (the "Series F Notes"), $40.0 million aggregate principal amount of our 4.54% Series G senior notes due August 1, 2033 (the "Series G Notes") and £25.0 million aggregate principal amount of our 3.33% Series H senior notes due August 1, 2033 (the "Series H Notes" and together with the Series E Notes, the Series F Notes and the Series G Notes, the "2019 Private Placement Notes"), each of which were issued pursuant to the 2019 Note Purchase Agreement dated as of August 1, 2019 (the "2019 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2021, we were in compliance with all of these covenants.
2021 Private Placement Notes
On March 29, 2021, we issued an aggregate of $38.0 million of senior notes, comprised of $38.0 million aggregate principal amount of our 1.97% Series I senior notes due August 1, 2025 (the "Series I Notes" or the "2021 Private Placement Notes"), pursuant to a note purchase agreement (the "2021 Note Purchase Agreement") dated as of March 29, 2021, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2021, we were in compliance with all of these covenants.
Lines of Credit
On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of December 31, 2021. East amended this facility on October 29, 2021 such that, among other things, the interest rate provisions were LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date was extended to October 28, 2023 (as amended, the "Existing PNC Facility"). There were no drawings under this facility at December 31, 2021.

On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 30, 2020, of up to $30.0 million, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of December 31, 2021. East amended this facility on October 29, 2021 such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $55.0 million. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date was extended to October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at December 31, 2021.
On October 29, 2021, EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date will be October 28, 2023, unless prepayment is otherwise approved earlier by FINRA. There were no drawings under this facility at December 31, 2021.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments
We have long-term obligations for operating lease commitments, principally related to office space, which expire on various dates through 2035. See Note 9 to our consolidated financial statements for anticipated current and future payments under these arrangements.
We have a long-term liability, Amounts Due Pursuant to Tax Receivable Agreements, which requires payments to certain current and former Senior Managing Directors. For further information see Note 19 to our consolidated financial statements.
Pursuant to deferred compensation and deferred consideration arrangements, we expect to make cash payments in future periods, including related to our Long-term Incentive Plans, Deferred Cash Compensation Program and other deferred compensation arrangements. Further, we make investments to hedge the economic risk of the return on deferred compensation. For further information, including timing of payments, see Notes 8 and 18 to our consolidated financial statements.
Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 20 to our consolidated financial statements.
We have a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. For further information see above and Notes 16 and 19 to our consolidated financial statements.
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $6.1 million and $12.0 million as of December 31, 2021 and 2020, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. See Note 19 to our consolidated financial statements for further information. During 2021, consistent with our current investment strategy, we decided to wind down our investment relationship with Trilantic. See Note 10 to our consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.
Our Consolidated Statement of Financial Condition as of December 31, 2021 included $578.3 million of Cash and Cash Equivalents and $1.8 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.

Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of December 31, 2021, the fair value of our investments with these products, based on closing prices, was $151.7 million.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $15.2 million, $30.3 million and $45.5 million, respectively, for the year ended December 31, 2021.
In February 2020, we entered into four-month futures contracts on a stock index fund with a notional amount of $38.9 million and in April 2019, we entered into three-month futures contracts on a stock index fund with a notional amount of $14.8 million, as an economic hedge against our deferred cash compensation program. These contracts settled in June 2020 and June 2019, respectively. In accordance with ASC 815, "Derivatives and Hedging" ("ASC 815"), these contracts were carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. We had realized gains (losses) of ($4.0) million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $2.2 million for the year ended December 31, 2021.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe, Asia and Mexico (currently in wind-down), as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our European, Asian and Latin American revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Mexican pesos, Brazilian real, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2021, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Consolidated Statement of Comprehensive Income was ($2.5) million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We reversed bad debt expense of approximately $0.1 million for the year ended December 31, 2021 and recorded bad debt expense of approximately $6.9 million and $10.5 million for the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2021 and 2020, total receivables recorded in Accounts Receivable amounted to $351.7 million and $368.3 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $87.8 million and $71.0 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2021, total contract assets recorded in Other Current Assets and Other Assets amounted to $14.1 million and $12.9 million, respectively. As of December 31, 2020, total contract assets recorded in Other Current Assets and Other Assets amounted to $29.3 million and $5.3 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2021, we had Investment Securities of $1.6 billion, of which 91% were treasury bills.
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
Revenue Recognition
We account for revenue recognition under ASC 606, "Revenue from Contracts with Customers," which provides a five step model to revenue recognition as follows:
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
With respect to retainer, announcement and success fees, there are no distinct performance obligations aside from advisory activities, which are generally focused on achieving a milestone (typically, the announcement and/or the closing of a transaction). These advisory services are provided over time throughout the contract period. We recognize revenue when distinct services are performed and when it is probable that a reversal of revenue will not occur, which is generally upon the announcement or closing of a transaction. Accordingly, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. In circumstances in which retainer fees are received in advance of services, these fees are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and subsequently recognized in Advisory Fees on the Consolidated Statements of Operations during the applicable time period within which the service is rendered. Announcement fees for advisory services are recognized upon announcement (the point at which it is determined that the reversal of revenue is not probable) and all other requirements for revenue recognition are satisfied. A portion of the announcement fee may be deferred based on the services remaining to be completed, if any. Success fees for advisory services, such as merger and acquisition advice, are recognized when it is determined that the reversal of revenue is not probable and all other requirements for revenue recognition are satisfied, which is generally at closing of the transaction.
With respect to fairness or valuation opinions, fees are fixed and there is a distinct performance obligation, since the opinion is rendered separate from any other advisory activities. Revenues related to fairness or valuation opinions are recognized at the point in time when the opinion has been rendered and delivered to the client. In the event we were to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition and subsequently recognized in Advisory Fees on the Consolidated Statements of Operations when the conditions of completion have been satisfied.
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
Commissions and Related Revenue include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price at the point in time of trade order execution is fixed. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis or, in the case of payments under commission sharing arrangements, when earned. We also earn subscription fees for the sales of research, as well as revenues from principal transactions primarily executed on a riskless principal basis. The delivery of research under subscription arrangements represents a distinct performance obligation that is satisfied over time. The fees are fixed and are recognized over the period in which the performance obligation is satisfied. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Commissions and Related Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered.
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
Accounts Receivable and Contract Assets
Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to our clients. We record Accounts Receivable, net of any allowance for credit losses, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. We maintain an allowance for credit losses to provide coverage for estimated losses from our client receivables. We adopted ASU No. 2016-13 "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, using a modified retrospective method of transition. We recorded a cumulative-effect adjustment to decrease retained earnings by $1.3 million as of January 1, 2020. Following the adoption of ASU 2016-13, we determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. We have determined that long-term forecasted information is not relevant to our fee receivables, which are primarily short-term. We update our average credit loss rates periodically and maintain a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. In addition, we periodically perform a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss rates. Expected credit losses for newly recognized financial assets and changes to expected credit losses during the period are recognized in earnings.
The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.

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
Valuation
The valuation of our investments in securities and of our investments in private equity funds which we do not manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Per ASC 820, we disclose information about financial instruments carried at fair value, including their classification in the fair value hierarchy. Level 1 investments include U.S. Treasury Securities, readily-marketable equity securities and investment funds. As of December 31, 2021 and 2020, we had no Level 2 or 3 investments carried at fair value. See Note 11 to our consolidated financial statements for further information.
ASC 825, "Financial Instruments" permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We have not elected to apply the fair value option to any specific financial assets or liabilities.
Investment Securities and Futures Contracts
Investment Securities may include investments in U.S. treasury securities, other debt securities and investments in readily-marketable equity securities, including our portfolio of exchange-traded funds, which are accounted for under ASC 320-10, "Investments - Debt Securities" and ASC 321-10, "Investments - Equity Securities." These securities are carried at fair value on the Consolidated Statements of Financial Condition; debt securities are valued based on quoted prices that exist in the marketplace for similar issues and equity securities are valued using quoted market prices on applicable exchanges or markets. Investment Securities transactions are recorded as of the trade date. We also periodically enter into futures contracts as an economic hedge against our deferred cash compensation program. In accordance with ASC 815, futures contracts are carried at fair value.
Debt securities are classified as available-for-sale and any unrealized gains and losses are recorded as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, and realized gains and losses on these securities are included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. Realized and unrealized gains and losses on equity securities are recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. Realized and unrealized gains and losses on futures contracts are recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. EGL also invests in fixed income portfolios consisting primarily of U.S. treasury securities, municipal bonds and other debt securities, which are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities.
Equity and Other Deferred Compensation
We grant certain employees performance-based awards that vest upon the occurrence of performance criteria being achieved. Compensation cost is accrued if, and to the extent, it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. Significant judgment is required in determining the probability that the performance criteria will be achieved. The fair value of these awards is amortized over the vesting period or requisite substantive service period. See Note 18 to our consolidated financial statements for further information.
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
The tax deduction associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price is reflected in income tax expense.
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
The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company's historic and projected future taxable income for its U.S. and foreign operations. In 2021 and 2020, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized. We also concluded that the net deferred tax assets of certain foreign subsidiaries required a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
The Company estimates that Evercore Inc. must generate approximately $1.3 billion of future taxable income to realize the gross deferred tax asset balance, including the valuation allowance, of approximately $325 million. The deferred tax balance is expected to reverse primarily over a period ranging from 5 to 15 taxable years. The Company evaluated Evercore Inc.'s historical U.S. taxable income, which has averaged approximately $313 million per year over the past 7 years, as well as the anticipated taxable income of approximately $920 million in 2021, and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company can carry forward net operating losses indefinitely, but limited to 80% of taxable income for that year.
See Note 21 to our consolidated financial statements for further information.
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
We test goodwill for impairment at the reporting unit level. In determining the fair value for each reporting unit, we utilize a market multiple approach and/or a discounted cash flow methodology based on the adjusted cash flows from operations. The market multiple approach includes applying the average earnings multiples of comparable public companies for their respective reporting segment multiplied by the forecasted earnings of the respective reporting unit to yield an estimate of fair value. The discounted cash flow methodology begins with the adjusted cash flows from each of the reporting units and uses a discount rate that reflects the weighted average cost of capital adjusted for the risks inherent in the future cash flows.

We recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. See Note 2 to our consolidated financial statements for further information.
In addition to goodwill and intangible assets, we annually assess our equity method investments for impairment (or more frequently if circumstances indicate impairment may have occurred) per ASC 323-10.
We concluded there was no impairment of goodwill or intangible assets during the year ended December 31, 2021.
We recorded a loss of $8.6 million for the year ended December 31, 2021, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our current investment strategy, we decided to wind-down during 2021. See Note 10 to our consolidated financial statements for further information.
We recorded impairment charges of $1.7 million for the year ended December 31, 2020, related to the impairment of assets resulting from the wind-down of our businesses in Mexico. See Note 5 to our consolidated financial statements for further information.
We recorded impairment charges of $2.9 million for the year ended December 31, 2019, related to the goodwill in our Institutional Asset Management reporting unit, which resulted in a decrease of $1.9 million to Net Income Attributable to Evercore Inc. (after adjustments for noncontrolling interest and income taxes). We concluded there was no impairment of intangible assets or equity method investments during the year ended December 31, 2019. See Note 5 to our consolidated financial statements for further information.
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
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Investment Banking Advisory Fee Revenue - Success Fees - Refer to Notes 2 and 4 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes investment banking advisory fee revenue that includes success fees for investment banking advisory services as performance obligations are satisfied and these advisory services are provided to the Company’s clients. However, the recognition of success fees, which are included in investment banking advisory fee revenue, is generally constrained until substantially all services have been provided, specified conditions have been met and it is probable that a significant reversal of the applicable revenue will not occur in a future period. In certain instances, success fees may meet the criteria for recognition during a given reporting period although the transaction closed subsequent to the reporting period end.

The Company applies careful analysis and judgment to the remaining factors necessary for completion of a transaction, including factors outside of the Company’s control, to determine whether it is probable a significant reversal of the success fee revenue will not occur. A transaction can fail to be completed for many reasons, which are outside of the Company’s control, including but not limited to, failure of parties to agree upon final terms with the counterparty, securing necessary board or shareholder approvals, securing necessary financing, achieving necessary regulatory approvals, or due to adverse market conditions.

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
•We selected a sample of contracts with clients for which revenue was recognized prior to December 31, 2021 as well as the period subsequent to year end and performed the following:
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
–Evaluated the accuracy of management’s calculation of investment banking advisory fee revenue by recalculating the revenue amounts and comparing our expectation to management’s calculation.
–Evaluated whether it was probable that a significant reversal of the applicable revenue would not occur.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 24, 2022
We have served as the Company’s auditor since 2003.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2021	2020
Assets
Current Assets
Cash and Cash Equivalents	$578,317	$829,598
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $706,826 and $402,824 at December 31, 2021 and 2020, respectively)	1,784,639	1,060,836
Accounts Receivable (net of allowances of $2,704 and $5,372 at December 31, 2021 and 2020, respectively)	351,668	368,346
Receivable from Employees and Related Parties	25,208	23,593
Other Current Assets	58,533	92,231
Total Current Assets	2,798,365	2,374,604
Investments	75,176	86,681
Deferred Tax Assets	248,077	257,862
Operating Lease Right-of-Use Assets	263,329	270,498
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $165,857 and $139,572 at December 31, 2021 and 2020, respectively)	148,589	148,832
Goodwill	128,246	129,126
Intangible Assets (net of accumulated amortization of $3,294 and $2,932 at December 31, 2021 and 2020, respectively)	336	698
Other Assets	140,539	102,587
Total Assets	$3,802,657	$3,370,888
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$1,109,716	$778,043
Accounts Payable and Accrued Expenses	31,633	37,961
Payable to Employees and Related Parties	58,876	24,047
Operating Lease Liabilities	47,321	42,871
Taxes Payable	20,980	15,346
Current Portion of Notes Payable	—	37,974
Other Current Liabilities	28,610	127,691
Total Current Liabilities	1,297,136	1,063,933
Operating Lease Liabilities	297,473	300,275
Notes Payable	376,243	338,518
Amounts Due Pursuant to Tax Receivable Agreements	70,209	76,860
Other Long-term Liabilities	126,315	101,928
Total Liabilities	2,167,376	1,881,514
Commitments and Contingencies (Note 19)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 74,804,288 and 72,195,283 issued at December 31, 2021 and 2020, respectively, and 37,903,430 and 40,750,225 outstanding at December 31, 2021 and 2020, respectively)	748	722
Class B, par value $0.01 per share (1,000,000 shares authorized, 53 and 48 issued and outstanding at December 31, 2021 and 2020, respectively)	—	—
Additional Paid-In-Capital	2,458,779	2,266,136
Accumulated Other Comprehensive Income (Loss)	(12,086)	(9,758)
Retained Earnings	1,418,382	798,573
Treasury Stock at Cost (36,900,858 and 31,445,058 shares at December 31, 2021 and 2020, respectively)	(2,545,452)	(1,824,727)
Total Evercore Inc. Stockholders' Equity	1,320,371	1,230,946
Noncontrolling Interest	314,910	258,428
Total Equity	1,635,281	1,489,374
Total Liabilities and Equity	$3,802,657	$3,370,888
See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenues
Investment Banking:
Advisory Fees	$2,751,992	$1,755,273	$1,653,585
Underwriting Fees	246,705	276,191	89,681
Commissions and Related Revenue	205,822	206,692	190,098
Asset Management and Administration Fees	65,784	54,397	50,611
Other Revenue, Including Interest and Investments	36,782	(7,234)	44,862
Total Revenues	3,307,085	2,285,319	2,028,837
Interest Expense	17,586	21,414	20,139
Net Revenues	3,289,499	2,263,905	2,008,698
Expenses
Employee Compensation and Benefits	1,848,757	1,372,339	1,200,977
Occupancy and Equipment Rental	73,887	74,107	68,285
Professional Fees	96,288	80,883	81,851
Travel and Related Expenses	21,479	25,887	75,395
Communications and Information Services	57,775	54,274	47,315
Depreciation and Amortization	28,099	26,245	31,023
Execution, Clearing and Custody Fees	11,588	13,592	12,967
Special Charges, Including Business Realignment Costs	8,554	46,645	10,141
Acquisition and Transition Costs	7	562	1,013
Other Operating Expenses	40,627	42,938	42,020
Total Expenses	2,187,061	1,737,472	1,570,987
Income Before Income from Equity Method Investments and Income Taxes	1,102,438	526,433	437,711
Income from Equity Method Investments	14,161	14,398	10,996
Income Before Income Taxes	1,116,599	540,831	448,707
Provision for Income Taxes	248,026	128,151	95,046
Net Income	868,573	412,680	353,661
Net Income Attributable to Noncontrolling Interest	128,457	62,106	56,225
Net Income Attributable to Evercore Inc.	$740,116	$350,574	$297,436
Net Income Attributable to Evercore Inc. Common Shareholders	$740,116	$350,574	$297,436
Weighted Average Shares of Class A Common Stock Outstanding
Basic	40,054	40,553	39,994
Diluted	43,321	42,623	43,194
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$18.48	$8.64	$7.44
Diluted	$17.08	$8.22	$6.89

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net Income	$868,573	$412,680	$353,661
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(303)	(1,503)	(564)
Foreign Currency Translation Adjustment Gain (Loss), net	(2,472)	26,707	3,915
Other Comprehensive Income (Loss)	(2,775)	25,204	3,351
Comprehensive Income	865,798	437,884	357,012
Comprehensive Income Attributable to Noncontrolling Interest	128,010	69,472	56,738
Comprehensive Income Attributable to Evercore Inc.	$737,788	$368,412	$300,274

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2018	65,872,014	$659	$1,818,100	$(30,434)	$364,882	(26,123,438)	$(1,395,087)	$249,819	$1,007,939
Net Income	—	—	—	—	297,436	—	—	56,225	353,661
Other Comprehensive Income	—	—	—	2,838	—	—	—	513	3,351
Treasury Stock Purchases	—	—	—	—	—	(3,399,227)	(283,081)	—	(283,081)
Evercore LP Units Exchanged for Class A Common Stock	353,383	3	32,964	—	—	—	—	(15,142)	17,825
Equity-based Compensation Awards	2,473,278	25	206,942	—	—	—	—	27,890	234,857
Dividends	—	—	—	—	(104,049)	—	—	—	(104,049)
Noncontrolling Interest (Note 16)	—	—	(41,482)	—	—	—	—	(62,771)	(104,253)
Balance at December 31, 2019	68,698,675	687	2,016,524	(27,596)	558,269	(29,522,665)	(1,678,168)	256,534	1,126,250
Cumulative Effect of Accounting Change (1)	—	—	—	—	(1,310)	—	—	—	(1,310)
Net Income	—	—	—	—	350,574	—	—	62,106	412,680
Other Comprehensive Income	—	—	—	17,838	—	—	—	7,366	25,204
Treasury Stock Purchases	—	—	—	—	—	(1,922,393)	(146,559)	—	(146,559)
Evercore LP Units Exchanged for Class A Common Stock	898,585	9	46,946	—	—	—	—	(37,683)	9,272
Equity-based Compensation Awards	2,598,023	26	204,231	—	—	—	—	14,618	218,875
Dividends	—	—	—	—	(108,960)	—	—	—	(108,960)
Noncontrolling Interest (Note 16)	—	—	(1,565)	—	—	—	—	(44,513)	(46,078)
Balance at December 31, 2020	72,195,283	722	2,266,136	(9,758)	798,573	(31,445,058)	(1,824,727)	258,428	1,489,374
Net Income	—	—	—	—	740,116	—	—	128,457	868,573
Other Comprehensive Income (Loss)	—	—	—	(2,328)	—	—	—	(447)	(2,775)
Treasury Stock Purchases	—	—	—	—	—	(5,455,800)	(720,725)	—	(720,725)
Evercore LP Units Exchanged for Class A Common Stock	241,890	2	25,972	—	—	—	—	(12,306)	13,668
Equity-based Compensation Awards	2,367,115	24	216,657	—	—	—	—	13,189	229,870
Dividends	—	—	—	—	(120,307)	—	—	—	(120,307)
Noncontrolling Interest (Note 16)	—	—	(49,986)	—	—	—	—	(72,411)	(122,397)
Balance at December 31, 2021	74,804,288	$748	$2,458,779	$(12,086)	$1,418,382	(36,900,858)	$(2,545,452)	$314,910	$1,635,281

(1)The cumulative adjustment relates to the adoption of Accounting Standards Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, for which the Company recorded an adjustment to Retained Earnings to reflect an increase in the Company's allowance for credit losses as a result of the use of the current expected credit loss model. See Note 2 for further information.

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net Income	$868,573	$412,680	$353,661
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments and Investment Securities	(24,227)	(8,681)	(13,750)
Equity Method Investments	1,105	(1,636)	403
Equity-Based and Other Deferred Compensation	422,210	367,438	360,341
Net Loss on Sale and Wind-down of Operations in Mexico in 2020 and Release of Cumulative Foreign Exchange Losses	1,250	35,247	—
Impairment of Goodwill	—	—	2,921
Noncash Lease Expense	40,761	38,626	29,259
Depreciation, Amortization and Accretion	28,655	30,002	35,730
Bad Debt Expense	(60)	6,878	10,451
Deferred Taxes	29,078	13,824	(10,503)
Decrease (Increase) in Operating Assets:
Investment Securities	(1,960)	3,559	(491)
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	(1,516)	10,629
Securities Purchased Under Agreements to Resell	—	(399)	(10,541)
Accounts Receivable	16,028	(78,573)	5,241
Receivable from Employees and Related Parties	(1,622)	(1,170)	1,450
Other Assets	(4,649)	(19,043)	(58,962)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	191,223	82,364	(180,767)
Accounts Payable and Accrued Expenses	(5,497)	(796)	(745)
Securities Sold Under Agreements to Repurchase	—	1,935	(115)
Payables to Employees and Related Parties	6,065	(7,980)	(599)
Taxes Payable	5,634	11,946	(30,221)
Other Liabilities	(187,669)	93,666	1,305
Net Cash Provided by Operating Activities	1,384,898	978,371	504,697
Cash Flows From Investing Activities
Investments Purchased	(6,660)	(143)	(3,843)
Proceeds from Redemption and Sale of Investments	20,967	—	—
Distributions of Private Equity Investments	827	650	1,893
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities and Futures Contracts Activity	2,669,500	555,624	510,151
Purchases of Investment Securities and Futures Contracts Activity	(3,219,975)	(1,201,617)	(698,995)
Maturity of Certificates of Deposit	121,912	214,266	100,000
Purchase of Certificates of Deposit	(264,492)	—	(211,861)
Purchase of Furniture, Equipment and Leasehold Improvements	(27,971)	(53,330)	(70,816)
Proceeds from Sale of Business, Net of Cash Sold	—	679	—
Net Cash Provided by (Used in) Investing Activities	(705,892)	(483,871)	(373,471)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	2,179	540	600
Distributions to Noncontrolling Interests	(67,865)	(44,915)	(54,706)
Payments Under Tax Receivable Agreement	(10,825)	(9,425)	(9,490)
Short-Term Borrowings	—	—	30,000
Repayment of Short-Term Borrowings	—	—	(30,000)
Payment of Notes Payable	(38,000)	—	—
Issuance of Notes Payable	38,000	—	205,718
Debt Issuance Costs	(355)	—	(2,032)
Purchase of Treasury Stock and Noncontrolling Interests	(729,693)	(147,411)	(333,296)
Dividends	(118,762)	(106,582)	(96,803)
Net Cash Provided by (Used in) Financing Activities	(925,321)	(307,793)	(290,009)
Effect of Exchange Rate Changes on Cash	(4,616)	7,631	2,573
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(250,931)	194,338	(156,210)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	838,224	643,886	800,096
Cash, Cash Equivalents and Restricted Cash – End of Period	$587,293	$838,224	$643,886

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$17,332	$23,748	$16,405
Payments for Income Taxes	$191,970	$111,319	$155,478
Accrued Dividends	$14,332	$13,734	$14,642
Amounts Due for Purchase of Noncontrolling Interest	$48,297	$851	$—
Noncash Purchase of Noncontrolling Interest	$—	$—	$2,701
Receipt of Equity Securities in Settlement of Accounts Receivable	$1,955	$—	$—

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
Evercore LP is a VIE and the Company is the primary beneficiary. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Condition in Note 24.
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") and Evercore Partners Canada Ltd. ("Evercore Canada") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing and Evercore Canada (as of January 1, 2020 for Evercore Canada), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing and Evercore Canada assets of $446,736 and liabilities of $260,426 at December 31, 2021 and assets of $377,878 and liabilities of $164,779 at December 31, 2020.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Evercore LP partnership units
Class A LP Units – At the time of the Company's initial public offering, the members of Evercore LP (the "Members") received Class A limited partnership units of Evercore LP ("Class A LP Units") in consideration for their contribution of the various entities included in the historical combined financial statements of the Company. The Class A LP Units were subject to vesting requirements and transfer restrictions and are exchangeable on a one-for-one basis for shares of Class A common stock of the Company ("Class A Shares"). At December 31, 2013, all Class A LP Units were fully vested.
Class E LP Units – As a result of the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014 and the conversion of the Class J limited partnership units of Evercore LP ("Class J LP Units"), the Company has Class E limited partnership units of Evercore LP ("Class E LP Units") outstanding. At December 31, 2020, all Class E LP Units were fully vested.
Class I-P Units – In 2016, in conjunction with the appointment of the Co-Chief Executive Officer (then Executive Chairman), the Company issued unvested Class I-P Units of Evercore LP ("Class I-P Units"). The Class I-P Units are contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), which are exchangeable on a one-for-one basis for Class A Shares.
Class K-P Units – In 2017, 2019 and 2021, the Company issued unvested Class K-P Units of Evercore LP ("Class K-P Units"). The Class K-P Units are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), which are ultimately exchangeable on a one-for-one basis for Class A Shares. In December 2021, the Class K-P Units that were issued in 2017 converted into Class K LP Units upon the achievement of certain defined benchmark results and continued service requirements.
See Note 18 for further information on Evercore LP partnership units subject to performance conditions.
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
Revenue Recognition – The Company accounts for revenue recognition under ASC 606, "Revenue from Contracts with Customers," ("ASC 606"), which provides a five step model to revenue recognition as follows:
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
Advisory Fees – In general, advisory fees are paid at the time the Company signs an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive fixed retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter or over the course of the engagement, where the engagement letter will specify a future service period associated with those fees. The Company may also receive announcement fees upon announcement of a transaction in addition to success fees upon closing of a transaction or another defined outcome, both of which represent variable consideration. This variable consideration will be included in the transaction price, as defined, and recognized as revenue to the extent that it is probable that a significant reversal of revenue will not occur. When assessing probability, the Company applies careful analysis and judgment to the remaining factors necessary for completion of a transaction, including factors outside of the Company's control. A transaction can fail to be completed for many reasons which are outside of the Company’s control, including failure of parties to agree upon final terms, to secure necessary board or shareholder approvals, to secure necessary financing, to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees are subject to court approval.
With respect to retainer, announcement and success fees, there are no distinct performance obligations aside from advisory activities, which are generally focused on achieving a milestone (typically, the announcement and/or the closing of a transaction). These advisory services are provided over time throughout the contract period. The Company recognizes revenue when distinct services are performed and when it is probable that a reversal of revenue will not occur, which is generally upon the announcement or closing of a transaction. Accordingly, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. In circumstances in which retainer fees are received in advance of services, these fees are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and subsequently recognized in Advisory Fees on the Consolidated Statements of Operations during the applicable time period within which the service is rendered. Announcement fees for advisory services are recognized upon announcement (the point at which it is determined that the reversal of revenue is not probable) and all other requirements for revenue recognition are satisfied. A portion of the announcement fee may be deferred based on the services remaining to be completed, if any. Success fees for advisory services, such as merger and acquisition ("M&A") advice, are recognized when it is determined that the reversal of revenue is not probable and all other requirements for revenue recognition are satisfied, which is generally at closing of the transaction.
With respect to fairness or valuation opinions, fees are fixed and there is a distinct performance obligation, since the opinion is rendered separate from any other advisory activities. Revenues related to fairness or valuation opinions are recognized at the point in time when the opinion has been rendered and delivered to the client. In the event the Company was to receive an opinion or success fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition and subsequently recognized in Advisory Fees on the Consolidated Statements of Operations when the conditions of completion have been satisfied.
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
Commissions and Related Revenue – Commissions and Related Revenue include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price at the point in time of trade order execution is fixed. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis or, in the case of payments under commission sharing arrangements, when earned. The Company also earns subscription fees for the sales of research, as well as revenues from principal transactions primarily executed on a riskless

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
principal basis. The delivery of research under subscription arrangements represents a distinct performance obligation that is satisfied over time. The fees are fixed and are recognized over the period in which the performance obligation is satisfied. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Commissions and Related Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered.
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
Other Revenue, Including Interest and Investments, and Interest Expense – Other Revenue, Including Interest and Investments, includes the following:
•Interest income and income (losses) on investment securities, including the Company's investment funds and futures contracts which are used as an economic hedge against the Company's deferred cash compensation program, certificates of deposit, cash and cash equivalents, long-term accounts receivable and on the Company's debt security investment in G5 Holdings S.A. ("G5") (through June 25, 2021, the date G5 repaid its outstanding debentures in full. See Note 10 for further information.)
•Gains (losses) resulting from foreign currency fluctuations
•Realized and unrealized gains and losses on interests in private equity funds which the Company does not manage
•A net loss on the sales of the Company's businesses at ECB, as well as a loss related to the release of cumulative foreign exchange losses resulting from the sale and wind-down of the Company's businesses in Mexico in 2020
•Adjustments to amounts due pursuant to the Company's tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Interest Expense includes interest expense associated with the Company’s Notes Payable and lines of credit.
In prior periods, Other Revenue and Interest Expense were also derived from investing customer funds in financing transactions. These transactions were principally repurchases and resales of Mexican government and government agency securities. Revenue and expenses associated with these transactions were recognized over the term of the repurchase or resale transaction. These transactions were part of the Company's ECB business in Mexico, which was sold on December 16, 2020.

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
See Note 16 for further information.
Fair Value of Financial Instruments – The majority of the Company's assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, investments, investment securities, receivables and payables and accruals. See Note 11 for further information.
Cash and Cash Equivalents – Cash and Cash Equivalents consist of short-term highly-liquid investments with original maturities of three months or less.
Investment Securities and Certificates of Deposit and Futures Contracts – Investment Securities may include investments in U.S. Treasury securities, other debt securities and investments in readily-marketable equity securities, including the Company's portfolio of exchange-traded funds, which are accounted for under ASC 320-10, "Investments - Debt Securities" and ASC 321-10, "Investments - Equity Securities," ("ASC 321-10"). The securities are carried at fair value on the Consolidated Statements of Financial Condition; debt securities are valued based on quoted prices that exist in the marketplace for similar issues and equity securities are valued using quoted market prices on applicable exchanges or markets. Investment Securities transactions are recorded as of the trade date. The Company also periodically enters into futures contracts as an economic hedge against the Company's deferred cash compensation program. In accordance with ASC 815, "Derivatives and Hedging," ("ASC 815") futures contracts are carried at fair value.
Debt securities are classified as available-for-sale and any unrealized gains and losses are recorded as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, and realized gains and losses on these securities are included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. Realized and unrealized gains and losses on equity securities are recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. Realized and unrealized gains and losses on futures contracts are recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. EGL also invests in fixed income portfolios consisting of U.S. Treasury securities, which are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities. Certificates of Deposit consist of investments with certain banks with original maturities of four months or less when purchased.
See Note 8 for further information.
Accounts Receivable and Contract Assets – Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to the Company's clients. The Company records Accounts Receivable, net of any allowance for credit losses, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. The Company maintains an allowance for credit losses to provide coverage for estimated losses from its client receivables. The Company adopted ASU 2016-13 on January 1, 2020, using a modified retrospective method of transition. The

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Company recorded a cumulative-effect adjustment to decrease retained earnings by $1,310 as of January 1, 2020. Following the adoption of ASU 2016-13, the Company determines the adequacy of the allowance by estimating the probability of loss based on the Company's analysis of historical credit loss experience of its client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company has determined that long-term forecasted information is not relevant to its fee receivables, which are primarily short-term. The Company updates its average credit loss rates periodically and maintains a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. In addition, the Company periodically performs a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss rates. Expected credit losses for newly recognized financial assets and changes to expected credit losses during the period are recognized in earnings.
The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.
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
See Note 4 for further information.
Investments – The Company's investments include investments in unconsolidated affiliated companies and other investments in private equity partnerships:
Affiliates – The Company has equity interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC (collectively, "ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), Luminis Partners ("Luminis") and Seneca Advisors LTDA ("Seneca Evercore", from July 2021 onward) and includes its share of the income (losses) within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.
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
Other – The Company also maintains investments in Glisco Manager Holdings LP and equity securities in private companies, which are accounted for as equity securities without readily determinable fair values in accordance with ASC 321-10. During 2021, consistent with the Company's current investment strategy, the Company decided to wind-down its investment relationship with Trilantic Capital Partners ("Trilantic"). The Company also previously held an investment in a debt security that was accounted for as a held-to-maturity security, through June 25, 2021. The Company assesses these investments quarterly for impairment, or more frequently if circumstances indicate impairment may have occurred.
See Note 10 for further information.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Leases – Following the adoption of ASC 842, "Leases" ("ASC 842") on January 1, 2019, the Company includes all leases, including short-term leases, on its Consolidated Statements of Financial Condition. The Company does not separate lease and non-lease components of contracts for leases for the use of office space and equipment. Operating leases for office space generally contain payments for real estate taxes, common area maintenance and other operating expenses in addition to rent payments that are not fixed; the Company accounts for these costs as variable payments and does not include these as part of the lease component.
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
Operating lease expense is included in Occupancy and Equipment Rental on the Company's Consolidated Statements of Operations.
See Note 9 for further information.
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
See Note 12 for further information.
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
The Company recognizes an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
See Note 5 for further information.
Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), severance, deferred cash and share-based compensation, and other benefits. Cash bonuses are accrued over the respective service periods to which they relate and deferred cash and share-based grants are expensed prospectively over their requisite service period.
Share-Based Payments and Other Deferred Compensation – The Company accounts for share-based payments in accordance with ASC 718, "Compensation – Stock Compensation" ("ASC 718").
Compensation expense recognized pursuant to share-based compensation awards is based on the grant date fair value of the award. The grant date fair value is amortized over the vesting periods or requisite service periods as required under ASC 718 ("Service-based Awards"). However, the vesting of some Service-based Awards will accelerate upon the occurrence of certain events. The Company amortizes the grant-date fair value of share-based compensation awards made to employees, who are or will become retirement eligible prior to the stated vesting date, over the expected substantive service period. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, unvested Service-based Awards are included in the diluted weighted average Class A Shares outstanding using the treasury stock method. Once vested, restricted stock units ("RSUs"), and restricted stock are included in the basic and diluted weighted average Class A Shares outstanding. Expense relating to RSUs, restricted stock and LP Units is reflected in Employee Compensation and Benefits on the Consolidated Statements of Operations.
Compensation expense is recognized pursuant to performance-based awards if, and to the extent, it is probable that the performance condition will be achieved. See Note 18 for a discussion of the Company's Long-term Incentive Plan and other performance-based awards.
Awards classified as liabilities as required under ASC 718, such as cash settled share-based awards, are re-measured at fair value at each reporting period.
See Note 18 for further information.
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
Income Taxes – The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740") which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of its assets and liabilities.
Deferred income taxes reflect the net tax effects of temporary differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected on the Company's Consolidated Statements of Financial Condition as deferred tax assets and liabilities. The Company accounts for the impact of changes in statutory income tax rates on deferred tax assets and liabilities in the year of enactment. Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
See Note 21 for further information.
Reclassifications: During 2021, certain balances on the Consolidated Statements of Operations for prior periods were reclassified to conform to their current presentation.
Commissions and Related Revenue – The Company renamed "Commissions and Related Fees" to "Commissions and Related Revenue" on the Consolidated Statements of Operations and reclassified $925 and $592 of principal trading gains and losses from the Company's institutional equities business from "Other Revenue, Including Interest and Investments" to "Commissions and Related Revenue" for the years ended December 31, 2020 and 2019, respectively.
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
ASU 2020-06 – In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). ASU 2020-06 provides amendments to reduce the number of models used to account for convertible instruments and to simplify the accounting for contracts in an entity's own equity. ASU 2020-06 also provides amendments to diluted earnings per share calculations, which require entities to use the if-converted method for convertible instruments and to include the effect of potential share settlement from instruments that may be settled in cash or in shares. The amendments in this update are effective during interim and annual periods beginning after December 15, 2021, with early adoption permitted. The amendments should be applied using a modified or full retrospective transition method. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the years ended December 31, 2021, 2020 and 2019:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2021	2020	2019
Investment Banking:
Advisory Fees	$2,751,992	$1,755,273	$1,653,585
Underwriting Fees	246,705	276,191	89,681
Commissions and Related Revenue	205,822	206,692	190,098
Total Investment Banking	$3,204,519	$2,238,156	$1,933,364

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$65,784	$53,069	$48,083
Institutional Asset Management	—	1,328	2,528
Total Investment Management	$65,784	$54,397	$50,611
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the years ended December 31, 2021 and 2020 are as follows:

	For the Year Ended December 31, 2021
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2021	$368,346	$70,975	$29,327	$5,283	$9,373	$147
Increase (Decrease)	(16,678)	16,789	(15,235)	7,662	(116)	—
Balance at December 31, 2021	$351,668	$87,764	$14,092	$12,945	$9,257	$147

	For the Year Ended December 31, 2020
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2020	$296,355	$63,554	$31,525	$2,504	$2,492	$615
Increase (Decrease)	71,991	7,421	(2,198)	2,779	6,881	(468)
Balance at December 31, 2020	$368,346	$70,975	$29,327	$5,283	$9,373	$147
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
The Company recognized revenue of $28,657, $23,409 and $15,115 on the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the years ended December 31, 2021 and 2020 is as follows:

	For the Years Ended December 31,
	2021	2020
Beginning Balance(1)	$5,372	$9,191
Bad debt expense, net of reversals	(60)	6,878
Write-offs, foreign currency translation and other adjustments	(2,608)	(10,697)
Ending Balance	$2,704	$5,372
(1)Beginning Balance for the year ended December 31, 2020 includes the cumulative-effect adjustment of $1,310, which reflects the increase in the Company's allowance for credit losses as a result of the use of the current expected credit loss model related to the adoption of ASU 2016-13 on January 1, 2020. See Note 2 for further information.
The change in the balance during the year ended December 31, 2021 is primarily related to the write-off of aged receivables. The decrease in the current period provision of expected credit losses is impacted by recoveries of bad debt, as well as the change in the amount of receivables outstanding greater than 120 days at December 31, 2021.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of December 31, 2021, by year of origination:

	Amortized Carrying Value by Origination Year
	2021	2020	2019	2018	2017	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$69,133	$23,990	$6,615	$838	$133	$100,709
Note 5 – Business Changes and Developments
Business Developments
Sale of ECB Business and Wind-down of Mexico Advisory – During 2020, the Company completed the sale of its ECB businesses and the transition of its advisory presence in Mexico:
•On July 2, 2020, the Company completed the sale of the trust business of ECB (the "ECB Trust Business"), which was a part of its Investment Management segment, for a purchase price of MXN 39,500 ($1,830). As a result of this transaction, the Company deconsolidated assets of $475, representing an allocation of goodwill based on the relative fair value of the business being sold to the total fair value of the Institutional Asset Management reporting unit. This transaction resulted in a pre-tax gain of $1,355 included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations for the year ended December 31, 2020.
•On December 16, 2020, the Company completed the sale of its remaining ECB business for a purchase price of MXN 35,000 ($1,634). The ECB business was part of the Company’s Investment Management segment. As a result of this transaction, the Company deconsolidated assets of $32,487, comprised primarily of $24,742 of Financial Instruments Owned and Pledged as Collateral at Fair Value, $3,317 of Investment Securities and $2,785 of Cash and Cash Equivalents and Restricted Cash and deconsolidated liabilities of $26,519, comprised primarily of $24,764 of Securities Sold Under Agreements to Repurchase. This transaction resulted in a pre-tax loss of $4,796 included in Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2020.
•In 2020, the Company completed the transition of its advisory presence in Mexico to a strategic alliance relationship with a newly-formed independent strategic advisory firm founded by certain former employees. The Company is in the process of winding down the business, which is expected to be completed in 2022.

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
Goodwill and Intangible Assets

Goodwill associated with the Company's acquisitions is as follows:

	Investment Banking	Investment Management	Total
Balance at December 31, 2019(1)	$122,756	$8,002	$130,758
Sale of ECB Trust Business	—	(475)	(475)
Foreign Currency Translation and Other	(1,157)	—	(1,157)
Balance at December 31, 2020(1)	121,599	7,527	129,126
Foreign Currency Translation and Other	(880)	—	(880)
Balance at December 31, 2021(1)	$120,719	$7,527	$128,246
(1)The amount of the Company's goodwill before accumulated impairment losses of $38,528 was $166,774, $167,654 and $169,286 at December 31, 2021, 2020 and 2019, respectively.

Intangible assets associated with the Company's acquisitions are as follows:

	December 31, 2021
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$—	$3,630	$3,630	$—	$3,294	$3,294
Total	$—	$3,630	$3,630	$—	$3,294	$3,294

	December 31, 2020
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking	Investment Management	Total	Investment Banking	Investment Management	Total

Client Related	$—	$3,630	$3,630	$—	$2,932	$2,932
Total	$—	$3,630	$3,630	$—	$2,932	$2,932
Expense associated with the amortization of intangible assets was $362, $1,605 and $8,077 for the years ended December 31, 2021, 2020 and 2019, respectively.
Based on the intangible assets above, as of December 31, 2021, annual amortization of intangibles for each of the next five years is as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2022	$336
2023	$—
2024	$—
2025	$—
2026	$—
Impairments of Goodwill
At November 30, 2021 and 2020, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), the Company performed its annual goodwill impairment assessment and concluded that the fair value of its reporting units substantially exceeded their carrying values.
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
Note 6 – Special Charges, Including Business Realignment Costs
The Company recognized $8,554 for the year ended December 31, 2021, as Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with the Company's current investment strategy, the Company decided to wind-down during 2021. See Note 10 for further information.
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
In 2020, the Company completed a review of its operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review, which began in the fourth quarter of 2019, generated reductions of 8% of the Company's headcount. In conjunction with the employment reductions, the Company incurred costs (including costs related to the acceleration of deferred compensation) of $41,669 and $2,850 for the years ended December 31, 2020 and 2019, respectively, which has been recorded in Special Charges Including Business Realignment Costs.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 7 – Related Parties
Investment Banking Revenue includes advisory fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $34,656 and $15,641 for the years ended December 31, 2021 and 2020, respectively.
Other Assets on the Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $20,397 and $10,159 as of December 31, 2021 and 2020, respectively. See Note 18 for further information.
Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
Advances to Employees	$23,536	$22,874
Personal Expenses Paid on Behalf of Employees and Related Parties	1,197	278
Other	475	441
Receivable from Employees and Related Parties	$25,208	$23,593
Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
Amounts Due to U.K. Members	$20,221	$13,606
Amounts Due Pursuant to Tax Receivable Agreements(a)	10,465	9,891
Amounts Due to Employees for the Sale of Outstanding Class R Interests of Private Capital Advisory L.P.(b)	27,710	—
Other	480	550
Payable to Employees and Related Parties	$58,876	$24,047
(a)Relates to the current portion of the Member exchange of Class A LP Units for Class A Shares. The long-term portion of $70,209 and $76,860 is disclosed in Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2021 and 2020, respectively.
(b)Relates to the current portion of the amount due to employees of the Real Estate Capital Advisory ("RECA") business for the sale of Class R Interests of Private Capital Advisory L.P. The long-term portion of $20,587 due for contingent cash consideration is included within Other Long-term Liabilities on the Consolidated Statement of Financial Condition at December 31, 2021. See Note 16 for further information.
Note 8 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of December 31, 2021 and 2020 were as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	December 31, 2021				December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$706,826	$37	$16	$706,847	$402,824	$39	$—	$402,863
Equity Securities	666	193	—	859	666	—	73	593
Debt Securities Carried by Broker-Dealers	784,813	43	14	784,842	550,002	27	3	550,026
Investment Funds	111,682	39,191	—	150,873	87,612	19,742	—	107,354
Total Investment Securities (carried at fair value)	$1,603,987	$39,464	$30	$1,643,421	$1,041,104	$19,808	$76	$1,060,836

Certificates of Deposit (carried at contract value)				141,218				—

Total Investment Securities and Certificates of Deposit				$1,784,639				$1,060,836
Scheduled maturities of the Company's available-for-sale debt securities as of December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$706,826	$706,847	$402,824	$402,863
Total	$706,826	$706,847	$402,824	$402,863
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries, and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at December 31, 2021 and has not recorded a credit allowance on these securities.
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses included in earnings. The Company had net realized gains (losses) of ($11), $75 and ($14) for the years ended December 31, 2021, 2020 and 2019, respectively.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains of $1,156, $95 and $243 for the years ended December 31, 2021, 2020 and 2019, respectively.
Debt Securities Carried by Broker-Dealers
EGL and other broker-dealer subsidiaries invest in fixed income portfolios consisting primarily of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of $6, ($1,216) and $491 for the years ended December 31, 2021, 2020 and 2019, respectively.
Included in Investment Securities above at December 31, 2020, are $99,983 of U.S. Treasury bills purchased on December 31, 2020, which did not settle until January 4, 2021. As of December 31, 2020, the Company had a payable to the broker for securities purchased of $99,983 recorded in Other Current Liabilities on the Consolidated Statement of Financial Condition.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 18 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains of $29,025, $16,913 and $13,785 for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company periodically enters into futures contracts as an economic hedge against its deferred cash compensation program. See Note 19 for further information.
Certificates of Deposit
At December 31, 2021, the Company held certificates of deposit of $141,218 with certain banks with original maturities of four months or less when purchased.
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office space of $49,580, $48,561 and $41,257 for the years ended December 31, 2021, 2020 and 2019, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses, of $6,062, $7,490 and $8,474 for the years ended December 31, 2021, 2020 and 2019, respectively.
On June 10, 2021, the Company entered into lease agreements to take on an additional 14 rentable square feet at its 1 Stanhope Gate office in London, U.K. The approximate additional annual expense under these lease agreements, net of certain lease incentives, is £1,081 and the lease term is June 10, 2021 through March 24, 2027.
In conjunction with its lease agreements at 55 East 52nd St., New York, New York, the Company had an option to take on an additional 30 rentable square feet of office space, which it exercised during 2021. The Company anticipates that it will take possession of this space during 2023. The expected approximate additional annual expense under this lease agreement, net of certain lease incentives, is $2,200 and the lease term will end on December 31, 2035.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amounts of $5,616 and $5,550 as of December 31, 2021 and 2020, respectively, which are secured by cash that is included in Other Assets on the Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office equipment of $5,193, $4,709 and $4,107 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company incurred net operating cash outflows of $45,886, $30,709 and $20,175 for the years ended December 31, 2021, 2020 and 2019, respectively, related to its operating leases, which was net of cash received from lease incentives of $9,216, $14,732 and $18,771 for the years ended December 31, 2021, 2020 and 2019, respectively.
Other information as it relates to the Company's operating leases is as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2021	2020
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$34,544	$112,215

	December 31,
	2021	2020
Weighted-average remaining lease term - operating leases	10.8 years	11.4 years
Weighted-average discount rate - operating leases	3.92%	4.08%
As of December 31, 2021, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2022	$59,003
2023	44,699
2024	36,964
2025	38,819
2026	38,701
Thereafter	215,615
Total lease payments	433,801
Less: Tenant Improvement Allowances	(6,281)
Less: Imputed Interest	(82,726)
Present value of lease liabilities	344,794
Less: Current lease liabilities	(47,321)
Long-term lease liabilities	$297,473
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included on the Company's Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces by the end of 2023. These spaces will have lease terms of 1 to 13 years once the Company has taken possession. The additional future payments under these arrangements are $232,267 as of December 31, 2021.
Note 10 – Investments
The Company's investments reported on the Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships, equity securities in private companies and investments in G5 (through June 25, 2021), Glisco Manager Holdings LP and Trilantic. The Company's investments are relatively high-risk and illiquid assets.
The Company's investments in ABS, Atalanta Sosnoff, Luminis and Seneca Evercore are in voting interest entities. The Company's share of earnings (losses) from these investments is included within Income from Equity Method Investments on the Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on private equity investments are included within Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of December 31, 2021 and 2020 was as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	December 31,
	2021	2020
ABS	$40,977	$41,439
Atalanta Sosnoff	10,948	11,950
Luminis	6,158	6,119
Seneca Evercore	507	—
Total	$58,590	$59,508

ABS
On December 29, 2011, the Company made an investment accounted for under the equity method of accounting in ABS Investment Management, LLC. Effective as of September 1, 2018, ABS Investment Management, LLC underwent an internal reorganization pursuant to which the Company contributed its ownership interest in ABS Investment Management, LLC to ABS in exchange for ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC.  Taken together, the ownership interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC were substantially equivalent to the contributed ownership interests in ABS Investment Management, LLC. At December 31, 2021, the Company's ownership interest in ABS was 46%. This investment resulted in earnings of $10,524, $10,855 and $8,870 for the years ended December 31, 2021, 2020 and 2019, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
In January 2022, the Company entered into an agreement to sell a portion of its interest in ABS for $1,000 per 1% sold. This transaction will result in the reduction of the Company's ownership interest from 46% to a minimum of 26%. The amount of interests sold, which is at the discretion of the buyer, will be determined at the closing of the transaction, which is expected to occur in March 2022.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At December 31, 2021, the Company's economic ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $2,300, $1,997 and $1,210 for the years ended December 31, 2021, 2020 and 2019, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At December 31, 2021, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $1,334, $1,546 and $916 for the years ended December 31, 2021, 2020 and 2019, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations. This investment is subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Consolidated Statements of Financial Condition.
Seneca Evercore
On July 7, 2021, the Company acquired a 20% interest in Seneca Evercore for $500 and maintains proportional representation on the board of directors of Seneca Evercore (but not less than one director) following this transaction. The Company accounts for its interest under the equity method of accounting. This investment resulted in earnings of $3 for the year ended December 31, 2021, included within Income from Equity Method Investments on the Consolidated Statement of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Consolidated Statements of Financial Condition.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $316, $316 and $684 for the years ended December 31, 2021, 2020 and 2019, respectively.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company previously recorded its investment in G5 as a held-to-maturity debt security within Investments on the Consolidated Statement of Financial Condition. These securities were mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company was accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds were met by G5, from December 31, 2017 to December 31, 2027. This investment was subject to currency translation from the Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. This investment had a balance of $7,385 as of December 31, 2020.
On June 25, 2021, G5 repaid its outstanding debentures with the Company in full, resulting in a gain of $4,374, included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations for the year ended December 31, 2021.
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
A summary of the Company's investments in the private equity funds as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
Glisco II, Glisco III and Glisco IV	$3,479	$2,802
Trilantic IV, Trilantic V and Trilantic VI	12,210	9,293
Total Private Equity Funds	$15,689	$12,095
Net realized and unrealized losses on private equity fund investments were ($1,059), ($1,388) and ($790) for the years ended December 31, 2021, 2020 and 2019, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2021, $785 of previously distributed carried interest received from the funds was subject to repayment.
On December 14, 2021, the Company entered into an agreement to sell its interests in Trilantic VI for $9,188 (see "Investment in Trilantic Capital Partners" below). Consideration for this transaction was received in December 2021 and is reflected in Cash and Cash Equivalents and Other Current Liabilities on the Consolidated Statement of Financial Condition at December 31, 2021. This transaction closed on January 1, 2022 and as of that date, the Company has no further commitments to invest in Trilantic VI.
General Partners of Private Equity Funds which are VIEs
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,408 and $3,083 included in its Consolidated Statements of Financial Condition at December 31, 2021 and 2020,

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of December 31, 2021 and 2020 was $5,715 and $5,572, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
In 2010, the Company made a limited partnership investment in Trilantic in exchange for 500 Class A LP Units having a fair value of $16,090. This investment gave the Company the right to invest in Trilantic's current and future private equity funds, beginning with Trilantic Fund IV. The Company accounted for this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company had a $5,000 commitment to invest in Trilantic Fund V, of which $336 was unfunded at December 31, 2021. The Company also had a $12,000 commitment to invest in Trilantic Fund VI, of which $3,420 was unfunded at December 31, 2021.
During 2021, consistent with the Company's current investment strategy, the Company decided to wind-down its investment relationship with Trilantic. Accordingly, the Company wrote-off the remaining carrying value of its investment in Trilantic, as well as certain amounts allocated to fund investments exceeding their net asset value. As a result, the Company recorded an aggregate charge of $8,554 within Special Charges, Including Business Realignment Costs, on the Consolidated Statements of Operations for the year ended December 31, 2021. See above in "Investments in Private Equity" for further information.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $676 and $683 as of December 31, 2021 and 2020, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment had a balance of $221 and $387 as of December 31, 2021 and 2020, respectively.
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
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Periodically, the Company holds investments in corporate bonds, municipal bonds and other debt securities, the estimated fair values of which are based on prices provided by external pricing services.
Level 3 – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by Broker-Dealers	$784,842	$—	$—	$784,842
Other Debt and Equity Securities(1)	710,706	—	—	710,706
Investment Funds	150,873	—	—	150,873
Total Assets Measured At Fair Value	$1,646,421	$—	$—	$1,646,421

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by Broker-Dealers	$550,026	$—	$—	$550,026
Other Debt and Equity Securities(1)	410,456	—	—	410,456
Investment Funds	107,354	—	—	107,354
Total Assets Measured At Fair Value	$1,067,836	$—	$—	$1,067,836
(1)Includes $3,000 and $7,000 of treasury bills and notes classified within Cash and Cash Equivalents on the Consolidated Statement of Financial Condition as of December 31, 2021 and 2020, respectively.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$575,317	$575,317	$—	$—	$575,317
Certificates of Deposit	141,218	—	141,218	—	141,218
Receivables(1)	439,432	—	436,749	—	436,749
Contract Assets(2)	27,037	—	25,986	—	25,986
Receivable from Employees and Related Parties	25,208	—	25,208	—	25,208
Closely-held Equity Securities	676	—	—	676	676
Financial Liabilities:
Accounts Payable and Accrued Expenses	$31,633	$—	$31,633	$—	$31,633
Payable to Employees and Related Parties	58,876	—	58,876	—	58,876
Notes Payable	376,243	—	390,288	—	390,288

		December 31, 2020
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$822,598	$822,598	$—	$—	$822,598
Debt Security Investment	7,385	—	—	7,385	7,385
Receivables(1)	439,321	—	434,083	—	434,083
Contract Assets(2)	34,610	—	34,052	—	34,052
Receivable from Employees and Related Parties	23,593	—	23,593	—	23,593
Closely-held Equity Securities	683	—	—	683	683
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,961	$—	$37,961	$—	$37,961
Payable to Employees and Related Parties	24,047	—	24,047	—	24,047
Notes Payable(3)	376,492	—	409,682	—	409,682
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
Note 12 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following:

	December 31,
	2021	2020
Furniture and Equipment	$81,595	$77,558
Leasehold Improvements	180,610	163,993
Computer and Technology-related	52,241	46,853
Total	314,446	288,404
Less: Accumulated Depreciation and Amortization	(165,857)	(139,572)
Furniture, Equipment and Leasehold Improvements, Net	$148,589	$148,832

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $27,737, $24,640 and $22,946 for the years ended December 31, 2021, 2020 and 2019, respectively.
In addition, the Company recognized Special Charges, Including Business Realignment Costs, of $3,320 and $4,370 for the years ended December 31, 2020 and 2019, respectively, related to the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives. See Note 6 for further information. The Company also recorded $480 in Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2020, for charges related to the impairment of leasehold improvements resulting from the wind-down of the Company's businesses in Mexico. See Notes 5 and 6 for further information.
Other Assets on the Consolidated Statements of Financial Condition includes capitalized costs associated with cloud computing arrangements of $9,419 and $7,033 as of December 31, 2021 and 2020, respectively. Amortization expense, included within Communications and Information Services on the Consolidated Statement of Operations, for capitalized costs associated with cloud computing arrangements totaled $1,245 for the year ended December 31, 2021.
Note 13 – Notes Payable
2016 Private Placement Notes
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2021, the Company was in compliance with all of these covenants.
2019 Private Placement Notes
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2021, the Company was in compliance with all of these covenants.
2021 Private Placement Notes
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
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2021, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of December 31, 2021 and 2020:

			Carrying Value(a)
			December 31,
Note	Maturity Date	Effective Annual Interest Rate	2021	2020
Evercore Inc. 4.88% Series A Senior Notes	3/30/2021	5.16%	$—	$37,974
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	66,829	66,702
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,710	47,651
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,874	16,858
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,407	74,325
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,500	59,449
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,655	39,627
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	33,564	33,906
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,704	—
Total			$376,243	$376,492
Less: Current Portion of Notes Payable			—	(37,974)
Notes Payable			$376,243	$338,518
(a)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
As of December 31, 2021, the future payments required on the Notes Payable, including principal and interest, were as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2022	$16,693
2023	81,941
2024	13,189
2025	51,002
2026	59,125
Thereafter	268,711
Total	$490,661
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
The Company made contributions to the Evercore Plan of $2,032 for the year ended December 31, 2021 and no contributions for each of the years ended December 31, 2020 and 2019, respectively.
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
The Evercore Europe Plan, for employees starting after July 2011, has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue. Evercore U.K. has a minimum annualized contribution of 15% of an employee's salary. Employees are also eligible to contribute a percentage of their salary to the Evercore Europe Plan, however, any contribution made does not entitle them to a matching contribution from Evercore U.K.
The Company made contributions to the Evercore Europe Plan of $3,688, $3,173 and $2,972 for the years ended December 31, 2021, 2020 and 2019, respectively.
Evercore ISI U.K. Personal Pension Plan – For employees of Evercore ISI U.K., a personal pension plan is available for all employees to contribute a percentage of their salary. The Company contributed up to 5% of an employee's salary through March 2018; starting in April 2018, the Company contributes up to 6% of an employee's salary. The Company made contributions to the Evercore ISI U.K. Personal Pension Plan of $74, $86 and $124 for the years ended December 31, 2021, 2020 and 2019, respectively.
Contributions to the various plans are recorded in Employee Compensation and Benefits on the Consolidated Statements of Operations and accrued in Accrued Compensation and Benefits on the Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
In addition, the Company self-funds certain medical benefits and offers separation and transition and certain other benefits. See Note 18 for further information.
Note 15 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on February 1, 2022, a quarterly cash dividend of $0.68 per share, to the holders of record of Class A Shares as of February 25, 2022, which will be paid on March 11, 2022. During the year ended December 31, 2021, the Company declared and paid dividends of $2.65 per share, totaling $105,975, and accrued deferred cash dividends on unvested RSUs, totaling $14,332. During the year ended December 31, 2021, the Company also paid deferred cash dividends of $12,796. During the year ended December 31, 2020, the Company declared and paid dividends of $2.35 per share, totaling $95,226, and accrued deferred cash dividends on unvested RSUs, totaling $13,734. During the year ended December 31, 2020, the Company also paid deferred cash dividends of $11,356.
Treasury Stock – During the year ended December 31, 2021, the Company purchased 995 Class A Shares from employees at an average cost per share of $118.62, primarily for the net settlement of stock-based compensation awards, and 4,461 Class A Shares at an average cost per share of $135.11 pursuant to the Company's share repurchase program. The aggregate 5,456 Class A Shares were purchased at an average cost per share of $132.10, and the result of these purchases was an increase in Treasury Stock of $720,725 on the Company's Consolidated Statement of Financial Condition as of December 31, 2021. During the year ended December 31, 2020, the Company purchased 1,068 Class A Shares from employees at an average cost per share of $76.51, primarily for the net settlement of stock-based compensation awards, and 854 Class A Shares at an average cost per share of $75.93 pursuant to the Company's share repurchase program. The aggregate 1,922 Class A Shares were purchased at an average cost per share of $76.25, and the result of these purchases was an increase in Treasury Stock of $146,559 on the Company's Consolidated Statement of Financial Condition as of December 31, 2020.
LP Units – During the year ended December 31, 2021, 242 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $2 and $12,304, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2021. During the year ended December 31, 2020, 899 LP Units were exchanged for Class A Shares, resulting in an increase to Common Stock and Additional Paid-In-Capital of $9 and $37,674, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2020. See Note 21 for further information.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2021, Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,541) and ($6,545), respectively.
The substantially complete liquidation of the Company's businesses in Mexico in 2020 resulted in the reclassification of $20,337 of cumulative foreign currency translation losses from Accumulated Other Comprehensive Income (Loss) on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2020. See Note 5 for further information.
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

	December 31,
	2021	2020	2019
Subsidiary:
Evercore LP	11%	11%	12%
Evercore Wealth Management ("EWM")(1)	26%	26%	30%
RECA(2)	—%	38%	38%
(1) Noncontrolling Interests represent a blended rate for multiple classes of interests in EWM.
(2) Noncontrolling Interests represent the Class R Interests of Private Capital Advisory L.P.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Noncontrolling Interests for Evercore LP, EWM and RECA have rights, in certain circumstances, to convert into Class A Shares.
Changes in Noncontrolling Interest for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Beginning balance	$258,428	$256,534	$249,819

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	128,457	62,106	56,225
Other Comprehensive Income (Loss)	(447)	7,366	513
Total Comprehensive Income	128,010	69,472	56,738

Evercore LP Units Exchanged for Class A Shares	(12,306)	(37,683)	(15,142)

Amortization and Vesting of LP Units	13,189	14,618	27,890

Other Items:
Distributions to Noncontrolling Interests	(67,865)	(44,915)	(54,706)
Issuance of Noncontrolling Interest	2,958	540	3,368
Purchase of Noncontrolling Interest	(7,504)	(138)	(11,433)
Total Other Items	(72,411)	(44,513)	(62,771)

Ending balance	$314,910	$258,428	$256,534
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of ($49), ($223) and ($82) for the years ended December 31, 2021, 2020 and 2019, respectively, and foreign currency translation adjustment gains (losses), net, of ($398), $561 and $595 for the years ended December 31, 2021, 2020 and 2019, respectively.
The substantially complete liquidation of the Company's businesses in Mexico in 2020 resulted in the reclassification of $7,028 of cumulative foreign currency translation losses from Noncontrolling Interest on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2020. See Note 5 for further information.
LP Units Exchanged – During the year ended December 31, 2021, 242 LP Units were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $12,306 and an increase to Additional-Paid-In-Capital of $12,304 on the Company's Consolidated Statement of Financial Condition as of December 31, 2021.
In addition, 899 and 353 LP Units were exchanged for Class A Shares during the years ended December 31, 2020 and 2019, respectively.
See Note 15 for further information.
On February 24, 2022, the Company entered into an agreement (the "Exchange Agreement") with ISI Holding, Inc. ("ISI Holding"), the principal stockholder of which is Ed Hyman, an executive officer of the Company. Pursuant to the Exchange Agreement, ISI Holding has agreed to exercise its existing conversion rights under the terms of the partnership agreement of Evercore LP to exchange (the "Exchange") all 2,545 of the Class E LP Units owned by it for 2,545 Class A Shares. Following the Exchange, ISI Holding will liquidate and distribute the Class A Shares received in the Exchange to its stockholders in accordance with their ownership interests in ISI Holding. The parties have relied on the exemption from the registration requirements of the Securities Act of 1933 under Section 4(a)(2) thereof for the Exchange. The Exchange will result in a decrease in noncontrolling interest of Evercore LP from 11% to approximately 5%.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interests Issued – During 2021, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $1,175 on the Company's Consolidated Statement of Financial Condition as of December 31, 2021.
During 2021, certain employees of RECA purchased Class R Interests of Private Capital Advisory L.P., at fair value, resulting in an increase to Noncontrolling Interest of $872 on the Company's Consolidated Statement of Financial Condition as of December 31, 2021.
During 2019, 32 Class A LP Units were issued, primarily related to the purchase of EWM Class A Units.
Interests Purchased – During 2021, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $3,170. This purchase resulted in a decrease to Noncontrolling Interest of $344 and a decrease to Additional Paid-In-Capital of $2,826 on the Company's Consolidated Statement of Financial Condition as of December 31, 2021.
On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54,297. The Company’s consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash payable in early 2022, included within Payable to Employees and Related Parties on the Company's Consolidated Statement of Financial Condition as of December 31, 2021, and contingent cash consideration which will be settled in early 2024. The contingent consideration has a fair value of $20,587 as of December 31, 2021 and is included within Other Long-term Liabilities on the Company's Consolidated Statement of Financial Condition. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. The amount of contingent consideration to be paid is dependent on the business achieving certain revenue performance targets. This purchase resulted in a decrease to Noncontrolling Interest of $7,137 and a decrease to Additional Paid-In-Capital of $47,160 on the Company’s Consolidated Statement of Financial Condition on December 31, 2021. In conjunction with this transaction, the Company will also issue two separate payments in early 2023 and 2024, contingent on continued employment with the Company, and accordingly, will be treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the business achieving certain revenue performance targets.
During 2020, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $1,703 (which was paid in cash of $851 and $852 during the years ended December 31, 2021 and 2020, respectively). This purchase resulted in a decrease to Noncontrolling Interest of $138 and a decrease to Additional Paid-In-Capital of $1,565 on the Company's Consolidated Statement of Financial Condition as of December 31, 2020.
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
Note 17 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the years ended December 31, 2021, 2020 and 2019 are described and presented below.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2021	2020	2019
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$740,116	$350,574	$297,436
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,054	40,553	39,994
Basic net income per share attributable to Evercore Inc. common shareholders	$18.48	$8.64	$7.44
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$740,116	$350,574	$297,436
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(b)	(b)	(b)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(b)	(b)	(b)
Diluted net income attributable to Evercore Inc. common shareholders	$740,116	$350,574	$297,436
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	40,054	40,553	39,994
Assumed exchange of LP Units for Class A Shares(a)(b)	—	72	718
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs and deferred consideration, as calculated using the Treasury Stock Method	2,768	1,578	2,082
Shares that are contingently issuable(c)	499	420	400
Diluted weighted average Class A Shares outstanding	43,321	42,623	43,194
Diluted net income per share attributable to Evercore Inc. common shareholders	$17.08	$8.22	$6.89
(a)The Company previously had outstanding Class J LP Units, which converted into Class E LP Units and ultimately became exchangeable into Class A Shares on a one-for-one basis. As of December 31, 2021 and 2020, no Class J LP Units remained issued or outstanding. See Note 18 for further information. During the years ended December 31, 2020 and 2019, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.
(b)The Company has outstanding Class A, E and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the years ended December 31, 2021, 2020 and 2019, the Class A, E and K LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 4,854, 5,126 and 5,254 for the years ended December 31, 2021, 2020 and 2019, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $92,797, $45,578 and $39,940 for the years ended December 31, 2021, 2020 and 2019, respectively. In computing this adjustment, the Company assumes that all Class A, E and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E and K LP Units will result in a dilutive computation in future periods.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(c)The Company has outstanding Class I-P Units which are contingently exchangeable into Class I LP Units, and ultimately Class A Shares, and outstanding Class K-P Units which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P Units and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 499, 420 and 400 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Note 18 – Share-Based and Other Deferred Compensation
LP Units
Equities business – In conjunction with the acquisition of the operating businesses of ISI in 2014, the Company issued Evercore LP units and interests which have been treated as compensation. In July 2017, the Company exchanged all of the previously outstanding 4,148 Class H limited partnership interests of Evercore LP for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units converted into an equal amount of Class E LP Units, and became exchangeable into Class A Shares of the Company, ratably, on February 15, 2018, 2019 and 2020. Compensation expense related to the Class J LP Units was $1,067 and $18,101 for the years ended December 31, 2020 and 2019, respectively.
On February 15, 2020, 223 Class J LP Units vested and were converted to an equal amount of Class E LP Units. Following the conversion, no Class J LP Units remain issued and outstanding.
Class I-P Units – In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Co-Chief Executive Officer (then Executive Chairman). These Class I-P Units convert into a specified number of Class I LP Units, which are exchangeable on a one-for-one basis to Class A Shares, contingent on the achievement of certain market and service conditions, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following January 15, 2022, subject to a one year prior written notice requirement) or a change in control. These Class I-P Units are segregated into two groups of 200 units each, with share price threshold vesting conditions which are required to exceed a certain level for 20 consecutive trading days (which were met as of March 31, 2017). The Company determined the fair value of the award to be $24,412 and is expensing the award ratably over the implied service period, which ends on March 1, 2022. As the award contains market-based conditions, the entire expense will be recognized if the award does not vest for any reason other than the service conditions. Compensation expense related to this award was $4,625, $4,632 and $4,619 for the years ended December 31, 2021, 2020 and 2019, respectively.
Class K-P Units – In November 2017, the Company issued 64 Class K-P Units to an employee of the Company. These Class K-P Units converted into 80 Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), upon the achievement of certain defined benchmark results relating to the employee's business and continued service through December 31, 2021.
In June 2019, the Company issued 220 Class K-P Units to an employee of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent and based upon the achievement of certain defined benchmark results relating to the employee's business and continued service through February 4, 2023 for the first tranche, which consists of 120 Class K-P Units, and February 4, 2028 for the second tranche, which consists of 100 Class K-P Units.
In December 2021, the Company issued 400 Class K-P Units to certain employees of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through December 31, 2025. As this award contains market, performance and service conditions, the expense for this award will reflect

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance and service conditions.
These Class K-P Units in the aggregate may convert into a maximum of 1,180 Class K LP Units, contingent upon the achievement of certain defined benchmarks and continued service, as described above. The Company determined the grant date fair value of these awards probable to vest as of December 31, 2021 to be $98,525, related to 926 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $8,564, $8,920 and $3,690 for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, the total compensation cost not yet recognized related to the Class I-P Units and Class K-P Units, including awards which are subject to performance conditions, based on the current probability of the benchmarks being achieved, was $82,958. The weighted-average period over which this compensation cost is expected to be recognized is 36 months.
Class L Interests – In April 2021, the Company's Board of Directors approved the issuance of Class L Interests in Evercore LP ("Class L Interests") to certain of the named executive officers of the Company, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2022. Distributions pursuant to these interests are anticipated to be made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2021. The Company records expense related to these interests as part of its accrual for incentive compensation within Employee Compensation and Benefits on the Consolidated Statements of Operations.
In January 2022, the Company issued Class L Interests to certain of the named executive officers of the Company, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2023.
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
During 2020, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Amended 2016 Plan"), which amended the prior Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Amended 2016 Plan, among other things, authorizes an additional 6,000 shares of the Company's Class A Shares. The Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Amended 2016 Plan was 4,072 as of December 31, 2021.
The Company also grants, at its discretion, dividend equivalents, in the form of unvested RSU awards, or deferred cash dividends, concurrently with the payment of dividends to the holders of Class A Shares, on all unvested RSU grants. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
The Company estimates forfeitures in the aggregate compensation cost to be amortized over the requisite service period of its awards. The Company periodically monitors its estimated forfeiture rate and adjusts its assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative adjustment in the period of the change.
The Company had 119 RSUs which were fully vested but not delivered as of December 31, 2021.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Equity Grants
2021 Equity Grants. During 2021, pursuant to the above Stock Incentive Plans, the Company granted employees 2,166 RSUs that are Service-based Awards. Service-based Awards granted during 2021 had grant date fair values of $111.03 to $154.56 per share, with an average value of $119.86 per share, for an aggregate fair value of $259,551, and generally vest ratably over four years. During 2021, 2,287 Service-based Awards vested and 184 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $211,298 for the year ended December 31, 2021.
The following table summarizes activity related to Service-based Awards during the year ended December 31, 2021:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2021	5,524	$465,118
Granted	2,166	259,551
Modified	—	—
Forfeited	(184)	(18,453)
Vested	(2,287)	(194,709)
Unvested Balance at December 31, 2021	5,219	$511,507
As of December 31, 2021, the total compensation cost related to unvested Service-based Awards not yet recognized was $241,251. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. The weighted-average period over which this compensation cost is expected to be recognized is 22 months.
2020 Equity Grants. During 2020, pursuant to the above Stock Incentive Plans, the Company granted employees 1,946 RSUs that are Service-based Awards. Service-based Awards granted during 2020 had grant date fair values of $44.21 to $93.19 per share, with an average value of $80.94 per share, for an aggregate fair value of $157,508. During 2020, 2,715 Service-based Awards vested and 121 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $192,070 for the year ended December 31, 2020.
2019 Equity Grants. During 2019, pursuant to the above Stock Incentive Plans, the Company granted employees 2,598 RSUs that are Service-based Awards. Service-based Awards granted during 2019 had grant date fair values of $72.11 to $96.22 per share, with an average value of $91.04 per share, for an aggregate fair value of $236,529. During 2019, 2,473 Service-based Awards vested and 121 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $208,786 for the year ended December 31, 2019.
Deferred Cash
Deferred Cash Compensation Program – The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and vests ratably over four years and requires payment upon vesting. The Company granted $96,511, $181,165, $93,366 and $82,592 of deferred cash awards pursuant to the deferred cash compensation program during the years ended December 31, 2021, 2020, 2019 and 2018, respectively.
Compensation expense related to the Company's deferred cash compensation program was $130,767, $112,216 and $66,374 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company expects to pay an aggregate of $339,203 related to the Company's deferred cash compensation program at various dates through 2025 and total compensation expense related to these awards not yet recognized was $173,940. The weighted-average period over which this compensation cost is expected to be recognized is 21 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits on the Consolidated Statement of Financial Condition as of December 31, 2021.
Other Deferred Cash Awards – In November 2016, the Company granted a restricted cash award in conjunction with the appointment of the Co-Chief Executive Officer (then Executive Chairman) with a target payment amount of $35,000, of which $11,000 vested on March 1, 2019, $6,000 vested on each of March 1, 2020 and 2021, and $6,000 is scheduled to vest on each of the next two anniversaries of March 1, 2021, provided that the Co-Chief Executive Officer continues to remain employed

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
through each such vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following May 1, 2019, subject to a six month prior written notice requirement) or a change in control. The Company had the discretion to increase (by an amount up to $35,000) or decrease (by an amount up to $8,750) the total amount payable under this award.
In 2017, the Company granted deferred cash awards of $29,500 to certain employees. These awards vest in five equal installments over the period ending June 30, 2022, subject to continued employment. The Company recognizes expense for these awards ratably over the vesting period.
In addition, the Company periodically grants other deferred cash awards to certain employees. The Company recognizes expense for these awards ratably over the vesting period.
Compensation expense related to other deferred cash awards was $10,595, $12,897 and $26,827 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the total compensation cost related to other deferred cash awards not yet recognized was $9,859. The weighted-average period over which this compensation cost is expected to be recognized is 10 months.
2022 Equity and Deferred Cash Grants
During the first quarter of 2022, as part of the 2021 bonus awards, the Company granted to certain employees approximately 2,500 unvested RSUs pursuant to the Amended 2016 Plan, with a grant date fair value of approximately $315,000. These awards will generally vest over four years. In addition, during the first quarter of 2022, the Company granted approximately $138,000 of deferred cash compensation to certain employees, principally pursuant to the deferred cash compensation program. These awards will generally vest over four years.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan") and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). Remaining amounts due pursuant to the 2017 and 2021 Long-term Incentive Plans, which aggregate $3,940 of current liabilities and $76,376 of long-term liabilities on the Consolidated Statement of Financial Condition as of December 31, 2021, are due to be paid, in cash or Class A Shares, at the Company's discretion, in the first quarter of 2022 and 2023 (for the 2017 Long-term Incentive Plan), and in the first quarter of 2025, 2026 and 2027 (for the 2021 Long-term Incentive Plan), subject to employment at the time of payment. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020. In conjunction with this plan, the Company distributed cash payments of $92,938 in the year ended December 31, 2021, including the first cash distribution made in March 2021 of $48,461, and an additional cash distribution made in December 2021 of $44,477 related to the acceleration of certain amounts due in the first quarter of 2022. Awards issued under the 2017 Long-term Incentive Plan are subject to retirement eligibility requirements after the performance criteria has been achieved. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded $54,066, $21,808 and $31,931 of compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, the total remaining expense to be recognized for the 2017 Long-term Incentive Plan over the future vesting period ending March 15, 2023 is $8,232. As of December 31, 2021, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $222,792.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $23,136, $20,411 and $20,421 for the years ended

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
December 31, 2021, 2020 and 2019, respectively. The remaining unamortized amount of these awards was $43,933 as of December 31, 2021.
Other
The total income tax benefit related to share-based compensation arrangements recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 was $50,254, $46,572 and $49,251, respectively.
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
In conjunction with the employment reductions, for the years ended December 31, 2020 and 2019, the Company incurred expenses related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") of $30,340 and $1,578, respectively, and the acceleration of the amortization of share-based payments previously granted to affected employees of $10,916 and $1,272, respectively, (related to 156 and 22 RSUs), respectively, each recorded in Special Charges, Including Business Realignment Costs, primarily within the Investment Banking segment, on the Company's Consolidated Statements of Operations. In conjunction with these arrangements, the Company distributed cash payments of $26,492 and $377 for the years ended December 31, 2020 and 2019, respectively.
The Company granted separation and transition benefits to certain employees, resulting in expense included in Employee Compensation and Benefits, primarily within the Investment Banking segment, of $8,145 for the year ended December 31, 2019. This is comprised of expense related to Termination Costs of $6,178 and expense related to the acceleration of the amortization of share-based payments of $1,967 for the year ended December 31, 2019. In conjunction with these arrangements, the Company distributed cash payments of $6,035 for the year ended December 31, 2019.
The following table presents the change in the Company's Termination Costs liability for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Beginning Balance	$4,589	$1,151
Termination Costs Incurred	2,780	30,340
Cash Benefits Paid	(6,539)	(26,492)
Non-Cash Charges	(155)	(410)
Ending Balance	$675	$4,589
In addition to the above Termination Costs incurred, for the year ended December 31, 2021, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $2,434 (related to 34 RSUs) recorded in Employee Compensation and Benefits, within the Investment Banking segment, on the Company's Consolidated Statements of Operations.
Note 19 – Commitments and Contingencies
Private Equity – As of December 31, 2021, the Company had unfunded commitments for capital contributions of $6,123 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of December 31, 2021. East amended this facility on October 29, 2021 such that, among other things, the interest rate provisions were LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date was extended to October 28, 2023 (as amended, the "Existing PNC Facility"). There were no drawings under this facility at December 31, 2021.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 30, 2020, of up to $30,000, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of December 31, 2021. East amended this facility on October 29, 2021 such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $55,000. Drawings under this facility bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date was extended to October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at December 31, 2021.
On October 29, 2021, EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date will be October 28, 2023, unless prepayment is otherwise approved earlier by FINRA. There were no drawings under this facility at December 31, 2021.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Tax Receivable Agreement – As of December 31, 2021, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $80,674. The Company expects to pay to the counterparties to the Tax Receivable Agreement $10,465 within one year or less, $20,676 in one to three years, $18,746 in three to five years and $30,787 after five years.
Other Commitments – The Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $270 and $81 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the years ended December 31, 2021 and 2020, respectively. The contingent consideration was fully paid as of December 31, 2021.
The Company has a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. The Company’s consideration for this transaction included contingent cash consideration which will be settled in 2024. The contingent consideration has a fair value of $20,587 as of December 31, 2021, and is included within Other Long-term Liabilities on the Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid is dependent on the business achieving certain revenue performance targets. See Note 16 for further information.
The Company also had a commitment for contingent consideration related to an arrangement with the former employer of certain RECA employees, which provided for contingent consideration to be paid to the former employer of up to $4,463, based on the completion of certain client engagements. The Company recognized expenses of $400 for the year ended December 31, 2019 in Professional Fees on the Company's Consolidated Statements of Operations pursuant to this arrangement. The contingent consideration was fully paid as of December 31, 2019.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial condition that sum to the total of amounts shown in the Consolidated Statements of Cash Flows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	December 31,
	2021	2020	2019
Cash and Cash Equivalents	$578,317	$829,598	$633,808
Restricted Cash included in Other Assets	8,976	8,626	10,078
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$587,293	$838,224	$643,886
Restricted Cash included in Other Assets on the Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Futures Contracts – In February 2020, the Company entered into four-month futures contracts on a stock index fund with a notional amount of $38,908, and in April 2019, the Company entered into three-month futures contracts on a stock index fund with a notional amount of $14,815, as an economic hedge against the Company's deferred cash compensation program. These contracts settled in June 2020 and June 2019, respectively. In accordance with ASC 815, these contracts were carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had realized gains (losses) of ($3,998) and $59 for the years ended December 31, 2020 and 2019, respectively. There were no futures contracts outstanding as of December 31, 2021 and 2020.
Foreign Exchange – On occasion, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of December 31, 2021 and 2020.
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
Note 20 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of December 31, 2021 and 2020 was $660,032 and $586,814, respectively, which exceeded the minimum net capital requirement by $659,782 and $586,564, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2021.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of December 31, 2021.
Note 21 – Income Taxes
As a result of the Company's formation and initial public offering, collectively referred to as the reorganization, the operating business entities of the Company were restructured and a portion of the Company's income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2021 and 2020 were $20,980 and $15,346, respectively.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the years ended December 31, 2021, 2020 and 2019, no additional income tax expense associated with the GILTI provisions has been recognized.
The following table presents the U.S. and non-U.S. components of Income before income tax expense:

	For the Years Ended December 31,
	2021	2020	2019
U.S.	$832,411	$407,015	$359,496
Non-U.S.	155,731	71,710	32,986
Income before Income Tax Expense(a)	$988,142	$478,725	$392,482
(a)Net of Noncontrolling Interest.

The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 consist of:

	For the Years Ended December 31,
	2021	2020	2019
Current:
Federal	$141,260	$73,119	$72,712
Foreign	25,643	20,360	6,134
State and Local	52,045	20,848	26,703
Total Current	218,948	114,327	105,549
Deferred:
Federal	25,352	9,640	(2,169)
Foreign	(1,757)	3,290	(5,022)
State and Local	5,483	894	(3,312)
Total Deferred	29,078	13,824	(10,503)
Total	$248,026	$128,151	$95,046

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	For the Years Ended December 31,
	2021	2020	2019
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	21.0%	21.0%	21.0%
Increase Due to State and Local Taxes	4.6%	3.7%	4.2%
Rate Benefits as a Limited Liability Company/Flow Through	(2.6)%	(2.2)%	(2.5)%
Foreign Taxes	0.5%	(1.1)%	(0.1)%
Non-Deductible Expenses(1)	0.3%	0.7%	1.6%
ASU 2016-09 Benefit for Stock Compensation	(1.7)%	—%	(2.7)%
Valuation Allowances	(0.4)%	1.8%	0.3%
Other Adjustments	0.5%	(0.2)%	(0.6)%
Effective Income Tax Rate	22.2%	23.7%	21.2%
(1)Primarily related to non-deductible share-based compensation expense.
The effective tax rate for the years ended December 31, 2021, 2020 and 2019 reflects the application of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" which requires that the tax deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price be reflected in income tax expense. The Company's Provision for Income Taxes reflects an additional tax benefit of $18,664 and $12,229 for the years ended December 31, 2021 and 2019, respectively, related to the application of ASU 2016-09, and an additional tax expense of $17 for the year ended December 31, 2020, and resulted in a reduction in the effective tax rate of 1.7 and 2.7 percentage points for the years ended December 31, 2021 and 2019, respectively. The effective tax rate for 2021, 2020 and 2019 also reflects the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
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
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	December 31,
	2021	2020
Deferred Tax Assets:
Depreciation and Amortization	$26,207	$24,179
Compensation and Benefits	95,532	90,787
Step up in tax basis due to the exchange of LP Units for Class A Shares(1)	83,313	90,157
Step up in tax basis due to the exchange of LP Units for Class A Shares(2)	44,840	46,215
Operating Lease	81,198	80,446
Other	9,511	21,478
Total Deferred Tax Assets	$340,601	$353,262
Deferred Tax Liabilities:
Operating Lease	$62,164	$63,460
Goodwill, Intangible Assets and Other	16,289	12,873
Total Deferred Tax Liabilities	$78,453	$76,333
Net Deferred Tax Assets Before Valuation Allowance	262,148	276,929
Valuation Allowance	(14,071)	(19,067)
Net Deferred Tax Assets	$248,077	$257,862
(1)Step-up in the tax basis associated with the exchange of LP Units for holders which have a tax receivable agreement.
(2)Step-up in the tax basis associated with the exchange of LP Units for holders which do not have a tax receivable agreement.
The $9,785 decrease in net deferred tax assets from December 31, 2020 to December 31, 2021 was primarily attributable to the write-off of deferred tax credits included in Other and the excess amortization over the current year step-up in the basis of the tangible and intangible assets of Evercore LP, as discussed below. In addition, as of December 31, 2021, management weighted both the positive and negative evidence and concluded that it was appropriate to reverse $4,996 of the valuation allowance, primarily related to the $4,601 reversal of deferred New York City unincorporated business tax credits that expired due to the statute of limitations.
During 2021, the LP holders exchanged 86 Class A and Class E LP Units for Class A Shares, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. The exchange of Class E and certain Class A LP Units resulted in a $2,539 step-up in the tax basis of the tangible and intangible assets of Evercore LP and a corresponding increase to Additional Paid-In-Capital on the Company's Consolidated Statement of Financial Condition as of December 31, 2021. Further, there was an exchange of 156 Class A LP Units that triggered an additional liability under the Tax Receivable Agreement that was entered into in 2006 between the Company and the LP Unit holders for the year ended December 31, 2021. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $5,567, $4,732 and $835, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2021. See Note 15 for further discussion.
The Company reported an increase in deferred tax assets of $93 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $783 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2021. The Company reported an increase in deferred tax assets of $458 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $7,772 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2020.
A reconciliation of the changes in tax positions for the years ended December 31, 2021, 2020 and 2019 is as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	December 31,
	2021	2020	2019
Beginning unrecognized tax benefit	$376	$494	$—
Additions for tax positions of prior years	—	—	616
Reductions for tax positions of prior years	—	—	—
Lapse of Statute of Limitations	(122)	(118)	(122)
Decrease due to settlement with Taxing Authority	—	—	—
Ending unrecognized tax benefit	$254	$376	$494
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. As of December 31, 2021, there were $254 of unrecognized tax benefits that, if recognized, $206 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $40 and $2, respectively, during the year ended December 31, 2021. In addition, during the year ended December 31, 2021, $122 of unrecognized tax benefits were recognized by the Company as a result of a lapse in the statute of limitations, of which $99 affected the effective tax rate. In addition, the Company also recognized a tax benefit for accrued interest and penalties of ($43) and ($3), respectively, associated with the lapse in the statute of limitations. As of December 31, 2020, there were $376 of unrecognized tax benefits that, if recognized, $306 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $59 and $2, respectively, during the year ended December 31, 2020. In 2020, the Company recognized tax benefits of ($42) and ($3) of interest and penalties, respectively, associated with the lapse of the statute of limitations. As of December 31, 2019, there were $494 of unrecognized tax benefits that, if recognized, $402 would affect the effective tax rate.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company and its affiliates are currently under examination by the U.S. Internal Revenue Service for tax year 2019, New York City for tax years 2014 through 2016 and New York State for tax years 2013 through 2015. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2016.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Other Assets includes long-term receivables from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. The Company maintains an allowance for credit losses to provide coverage for probable losses from customer receivables and determines the adequacy of the allowance by estimating the probability of loss based on the Company's analysis of historical credit loss experience of the Company's client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
At December 31, 2021 and 2020, total receivables recorded in Accounts Receivable amounted to $351,668 and $368,346, respectively, net of an allowance, and total receivables recorded in Other Assets amounted to $87,764 and $70,975, respectively. The Company reversed bad debt expense of $60 for the year ended December 31, 2021 and recorded bad debt expense of $6,878 and $10,451 for the years ended December 31, 2020 and 2019, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2021, total contract assets recorded in Other Current Assets and Other Assets amounted to $14,092 and $12,945, respectively. As of December 31, 2020, total contract assets recorded in Other Current Assets and Other Assets amounted to $29,327 and $5,283, respectively.
With respect to the Company's Investment Securities portfolio, which is comprised of treasury bills, exchange-traded funds and securities investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2021, the Company had Investment Securities of $1,643,421, of which 91% were U.S. treasury bills and 9% were equity securities and exchange-traded funds, and Certificates of Deposit of $141,218 with financial institutions with high credit ratings.
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
The Company's segment information for the years ended December 31, 2021, 2020 and 2019 is prepared using the following methodology:
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
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income and income (losses) on investment securities, including the Company's investment funds and futures contracts which are used as an economic hedge against the Company's deferred cash compensation program, certificates of deposit, cash and cash equivalents, long-term accounts receivable and on the Company’s debt security investment in G5 (through June 25, 2021, the date G5 repaid its outstanding debentures with the Company in full. See Note 10 for further information.)
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
•Special Charges, Including Business Realignment Costs – Includes the following expenses:
◦2021 – Includes expenses related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with the Company's current investment strategy, the Company decided to wind-down during 2021
◦2020 – Includes expenses related to separation and transition benefits and related costs as a result of the Company's review of its operations and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives, as well as charges related to the impairment of assets resulting from the wind-down of the Company's businesses in Mexico
◦2019 – Includes expenses related to the acceleration of depreciation expense for leasehold improvements in conjunction with the expansion of the Company's headquarters in New York, the impairment of goodwill in the Company's Institutional Asset Management reporting unit and separation and transition benefits for certain employees terminated as a result of the Company's review of its operations
•Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, including costs in 2020 associated with the sale of the Company's ECB businesses.
•Intangible Asset and Other Amortization – Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2021	2020	2019
Investment Banking
Net Revenues(1)	$3,223,889	$2,217,386	$1,951,795
Operating Expenses	2,125,871	1,637,542	1,485,477
Other Expenses(2)	7	49,112	33,618
Operating Income	1,098,011	530,732	432,700
Income from Equity Method Investments	1,337	1,546	916
Pre-Tax Income	$1,099,348	$532,278	$433,616
Identifiable Segment Assets	$3,605,332	$3,186,864	$2,393,647
Investment Management
Net Revenues(1)	$65,610	$46,519	$56,903
Operating Expenses	52,629	50,473	48,645
Other Expenses(2)	8,554	345	3,247
Operating Income (Loss)	4,427	(4,299)	5,011
Income from Equity Method Investments	12,824	12,852	10,080
Pre-Tax Income	$17,251	$8,553	$15,091
Identifiable Segment Assets	$197,325	$184,024	$204,966
Total
Net Revenues(1)	$3,289,499	$2,263,905	$2,008,698
Operating Expenses	2,178,500	1,688,015	1,534,122
Other Expenses(2)	8,561	49,457	36,865
Operating Income	1,102,438	526,433	437,711
Income from Equity Method Investments	14,161	14,398	10,996
Pre-Tax Income	$1,116,599	$540,831	$448,707
Identifiable Segment Assets	$3,802,657	$3,370,888	$2,598,613

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2021	2020	2019
Investment Banking(A)	$19,370	$(20,770)	$18,431
Investment Management(B)	(174)	(7,878)	6,292
Total Other Revenue, net	$19,196	$(28,648)	$24,723
(A)Other Revenue, net, from Investment Banking includes interest expense on the Notes Payable and lines of credit of $17,586, $18,197 and $12,917 for the years ended December 31, 2021, 2020 and 2019, respectively. Other Revenue, net, also includes a loss of $21,070 related to the release of cumulative foreign exchange losses resulting from the sale and wind-down of the Company's businesses in Mexico for the year ended December 31, 2020.
(B)Other Revenue, net, from Investment Management includes a net loss of $3,441 related to the sale of the Company's ECB businesses and a loss of $6,295 related to the release of cumulative foreign exchange losses resulting from the sale and wind-down of the Company's businesses in Mexico for the year ended December 31, 2020.
(2)Other Expenses are as follows:

	For the Years Ended December 31,
	2021	2020	2019
Investment Banking
Amortization of LP Units and Certain Other Awards	$—	$1,067	$18,183
Special Charges, Including Business Realignment Costs	—	46,600	7,202
Acquisition and Transition Costs	7	262	705
Intangible Asset and Other Amortization	—	1,183	7,528
Total Investment Banking	7	49,112	33,618
Investment Management
Special Charges, Including Business Realignment Costs	8,554	45	2,939
Acquisition and Transition Costs	—	300	308
Total Investment Management	8,554	345	3,247
Total Other Expenses	$8,561	$49,457	$36,865
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Years Ended December 31,
	2021	2020	2019
Net Revenues:(1)
United States	$2,553,806	$1,768,901	$1,465,143
Europe and Other	710,660	497,102	501,425
Latin America	5,837	26,550	17,407
Total	$3,270,303	$2,292,553	$1,983,975
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company's total assets are located in the following geographical areas:

	December 31,
	2021	2020
Total Assets:
United States	$3,199,435	$2,862,343
Europe and Other	603,222	508,545
Total	$3,802,657	$3,370,888

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 24 – Evercore Inc. (Parent Company Only) Financial Statements
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Equity Investment in Subsidiary	$1,550,930	$1,419,718
Deferred Tax Assets	227,826	237,595
Goodwill	15,236	15,236
Other Assets	—	25,603
TOTAL ASSETS	$1,793,992	$1,698,152
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Payable to Related Party	$10,465	$9,891
Taxes Payable	13,075	—
Other Current Liabilities	3,629	3,963
Current Portion of Notes Payable	—	37,974
Total Current Liabilities	27,169	51,828
Amounts Due Pursuant to Tax Receivable Agreements	70,209	76,860
Long-term Debt - Notes Payable	376,243	338,518
TOTAL LIABILITIES	473,621	467,206
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 74,804,288 and 72,195,283 issued at December 31, 2021 and 2020, respectively, and 37,903,430 and 40,750,225 outstanding at December 31, 2021 and 2020, respectively)	748	722
Class B, par value $0.01 per share (1,000,000 shares authorized, 53 and 48 issued and outstanding at December 31, 2021 and 2020, respectively)	—	—
Additional Paid-In-Capital	2,458,779	2,266,136
Accumulated Other Comprehensive Income (Loss)	(12,086)	(9,758)
Retained Earnings	1,418,382	798,573
Treasury Stock at Cost (36,900,858 and 31,445,058 shares at December 31, 2021 and 2020, respectively)	(2,545,452)	(1,824,727)
TOTAL STOCKHOLDERS' EQUITY	1,320,371	1,230,946
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,793,992	$1,698,152

See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020	2019
REVENUES
Other Revenue, Including Interest and Investments	$17,439	$18,197	$12,915
TOTAL REVENUES	17,439	18,197	12,915
Interest Expense	17,439	18,197	12,915
NET REVENUES	—	—	—
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	—	—	—
Equity in Income of Subsidiary	954,167	451,129	383,717
Provision for Income Taxes	214,051	100,555	86,281
NET INCOME	$740,116	$350,574	$297,436
See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$740,116	$350,574	$297,436
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Undistributed Income of Subsidiary	(954,167)	(451,129)	(383,717)
Deferred Taxes	29,017	11,395	(3,966)
Accretion on Long-term Debt	433	435	336
(Increase) Decrease in Operating Assets:
Other Assets	25,603	(6,899)	(18,704)
Increase (Decrease) in Operating Liabilities:
Taxes Payable	13,075	—	(30,749)
Net Cash Provided by (Used in) Operating Activities	(145,923)	(95,624)	(139,364)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	264,685	202,206	30,449
Net Cash Provided by Investing Activities	264,685	202,206	30,449
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Notes Payable	(38,000)	—	—
Issuance of Notes Payable	38,000	—	205,718
Dividends	(118,762)	(106,582)	(96,803)
Net Cash Provided by (Used in) Financing Activities	(118,762)	(106,582)	108,915
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of Year	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of Year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Accrued Dividends	$14,332	$13,734	$14,642
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
Note C – Stockholders' Equity
The Company is authorized to issue 1,000,000 shares of Class A common stock ("Class A Shares"), par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2021, the Company has issued 74,804 Class A Shares. The Company canceled six shares of Class B common stock, which were held by limited partners of Evercore LP during 2021. During 2021, the Company purchased 995 Class A Shares from employees at an average cost per share of $118.62, primarily for the net settlement of stock-based compensation awards, and 4,461 Class A Shares at an average cost per share of $135.11 pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $720,725 on the Company's Statement of Financial Condition as of December 31, 2021. During the year ended December 31, 2021, the Company declared and paid dividends of $2.65 per share, totaling $105,975, which were wholly funded by the Company's sole subsidiary, Evercore LP, and accrued deferred cash dividends on unvested RSUs, totaling $14,332. During the year ended December 31, 2021, the Company also paid deferred cash dividends of $12,796, which were wholly funded by the Company's sole subsidiary, Evercore LP. Dividends are paid and treasury shares are repurchased by a subsidiary of Evercore Inc.
As discussed in Note 18 to the consolidated financial statements, both the Evercore LP partnership units and restricted stock units are exchangeable into Class A Shares on a one-for-one basis once vested.
Note D – Issuance of Notes Payable
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes (the "2016 Private Placement Notes"), including: $38,000 aggregate principal amount of its 4.88% Series A senior notes which were due March 30, 2021 (the "Series A Notes"), $67,000 aggregate principal amount of its 5.23% Series B senior notes due March 30, 2023, $48,000 aggregate principal amount of its 5.48% Series C senior notes due March 30, 2026 and $17,000 aggregate principal amount of its 5.58% Series D senior notes due March 30, 2028, pursuant to a note purchase agreement dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. In March 2021, the Company repaid the $38,000 aggregate principal amount of its Series A Notes.
On August 1, 2019, the Company issued $175,000 and £25,000 of senior unsecured notes (the "2019 Private Placement Notes"), through private placement. These notes reflect a weighted average life of 12 years and a weighted average stated interest rate of 4.26%. These notes include: $75,000 aggregate principal amount of its 4.34% Series E senior notes due August 1, 2029, $60,000 aggregate principal amount of its 4.44% Series F senior notes due August 1, 2031, $40,000 aggregate principal amount of its 4.54% Series G senior notes due August 1, 2033 and £25,000 aggregate principal amount of its 3.33% Series H senior notes due August 1, 2033, each of which were issued pursuant to a note purchase agreement dated as of August

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
1, 2019, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
On March 29, 2021, the Company issued an aggregate of $38,000 of senior notes, comprised of $38,000 aggregate principal amount of its 1.97% Series I senior notes due August 1, 2025 (the "2021 Private Placement Notes"), pursuant to a note purchase agreement dated as of March 29, 2021, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Note E – Commitments and Contingencies
As of December 31, 2021, as discussed in Note 13 to the consolidated financial statements, future payments required related to the 2016, 2019 and 2021 Private Placement Notes are $490,661. Pursuant to the 2016, 2019 and 2021 Private Placement Notes, the Company expects to make payments to the notes' holders of $16,693 within one year or less, $95,130 in one to three years, $110,127 in three to five years and $268,711 after five years.
As of December 31, 2021, as discussed in Note 19 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $80,674. The company expects to pay to the counterparties to the Tax Receivable Agreement $10,465 within one year or less, $20,676 in one to three years, $18,746 in three to five years and $30,787 after five years.

SUPPLEMENTAL FINANCIAL INFORMATION
Not applicable.

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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in Internal Control - Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2021.
The Company's independent registered public accounting firm has issued its written attestation report on the Company's internal control over financial reporting, as included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Evercore Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2022

Changes in Internal Controls over Financial Reporting

On January 4, 2021, we expanded our enterprise resource planning ("ERP") system to replace certain applications, including our general ledger. As a result, we had enhanced certain existing, and added other, internal controls to align to the system.

We have not made any changes during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2021

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	5,115,716	—	4,072,161
Equity compensation plans not approved by shareholders(3)	234,000	—	—
Total	5,349,716	—	4,072,161
(1)Includes shares that may be issued upon the vesting of RSUs and dividend equivalents accrued thereon.
(2)To date, we have issued RSUs which by their nature have no exercise price.
(3)Reflects 234,000 RSUs granted to John S. Weinberg in connection with his employment with the Company as its Executive Chairman. The RSUs were awarded in reliance on the employment inducement exception provided under Section 303A.08 of the New York Stock Exchange Listed Company Manual. See Note 18 to our consolidated financial statements for more information.
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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Evercore Inc., as filed with the Secretary of State of the State of Delaware on October 17, 2017(19)

3.2	Amended and Restated By-Laws, dated August 29, 2017(18)

4.1	Form of 4.34% Series E senior notes due 2029(22)

4.2	Form of 4.44% Series F senior notes due 2031(22)

4.3	Form of 4.54% Series G senior notes due 2033(22)

4.4	Form of 3.33% Series H senior notes due 2033(22)

10.1	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.2	Registration Rights Agreement, dated as of August 10, 2006(2)

10.3	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.4	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(4)

10.5	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman(5)

10.6	*Employment Agreement between the Registrant and Robert B. Walsh(3)

10.7	Form of Indemnification Agreement between the Registrant and each of its directors(1)

10.8	*Employment Agreement between the Registrant and Ralph L. Schlosstein(6)

10.9	*2012 Confidentiality, Non-Solicitation and Proprietary Information Agreement for Senior Managing Directors(7)

10.10	*Restricted Stock Unit Award Agreement effective as of January 29, 2013 between Evercore Partners Inc. and Ralph L. Schlosstein(8)

10.11	*Amended and Restated Evercore Partners Inc. 2006 Stock Incentive Plan(9)

10.12
Contribution and Exchange Agreement, dated as of August 3, 2014, among ISI Holding, Inc., ISI Holding II, Inc., ISI Management Holdings LLC, ISI Holding, LLC, Edward S. Hyman, the holders of the Management Holdings management units set forth on Annex A thereto, Evercore LP, Evercore Partners Inc. and the Founder, solely in his capacity as the holders' representative(10)

10.13	*Employment Agreement between the Registrant and Edward S. Hyman(11)

10.14	*Cash Unit Award Agreement(12)

10.15	*Form Restricted Stock Unit Award Agreement for U.S. Employees(12)

10.16	Form of Note Purchase Agreement, dated March 30, 2016(13)

10.17	Loan Agreement, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(14)

10.18	Borrowing Base Rider, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(14)

10.19	*Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(15)

10.20	*Employment Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(16)

10.21	*Incentive Subscription Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(16)

10.22	*Restricted Stock Unit Award Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(16)

10.23	*Confidentiality, Non-Solicitation and Proprietary Information Agreement, dated as of November 15, 2016, by and between Evercore Partners Inc. and John S. Weinberg(16)

10.24	*2017 Form Restricted Stock Unit Award Agreement for U.S. Employees(17)

10.25	*2017 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(17)

10.26	*2017 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(17)

10.27
Seventh Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of November 1, 2017, by and among Evercore Inc., as general partner, and the Limited Partners (as defined therein) of the Partnership(20)

10.28	*2019 Form Restricted Stock Unit Award Agreement for U.S. Employees(21)

10.29	Form of Note Purchase Agreement, dated as of August 1, 2019(22)

10.30	Amended and Restated 2016 Evercore Inc. Stock Incentive Plan, Israeli Appendix(23)

10.31	*Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(24)

10.32	Form of Note Purchase Agreement, dated as of March 29, 2021(25)

10.33	Form of Class L Interest Subscription Agreement(26)

10.34
Amendment No. 1 to the Seventh Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of April 30, 2021, by and among Evercore Inc., as general partner, and the Limited Partners (as defined therein) of the Partnership(26)

10.35
Amendment to Loan Documents (Secured Facility), dated October 29, 2021, by and among Evercore Partners Services East L.L.C., Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association (filed herewith)

10.36	Loan Agreement, dated July 26, 2019, between Evercore Partners Services East L.L.C. and PNC Bank, National Association (filed herewith)

10.37
Amendment to Loan Documents (Unsecured Facility), dated October 29, 2021, by and among Evercore Partners Services East L.L.C., Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association (filed herewith)

10.38	Agreement, dated October 29, 2021, between Evercore Group L.L.C. and PNC Bank, National Association (filed herewith)

10.39	Guaranty and Suretyship Agreement, dated October 29, 2021, between Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association (filed herewith)

11	Not included as a separate exhibit - earnings per share can be determined from Note 17 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Co-Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL (and contained in Exhibit 101)
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
(3)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 8, 2007.
(4)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.
(5)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.
(6)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.
(7)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 29, 2012.
(8)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 29, 2013.
(9)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2013.

(10)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 4, 2014.
(11)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2015.
(12)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2016.
(13)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 31, 2016.
(14)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016.
(15)Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 28, 2016.
(16)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 18, 2016.
(17)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2017.
(18)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on September 1, 2017.
(19)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2017.
(20)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 23, 2018.
(21)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 22, 2019.
(22)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q Commission File No. 001-32975), for the period ended June 30, 2019.
(23)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q Commission File No. 001-32975), for the period ended September 30, 2019.
(24)Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 24, 2020.
(25)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2021.
(26)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on April 30, 2021.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 24, 2022
Each of the officers and directors of Evercore Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Ralph Schlosstein, John S. Weinberg, Roger C. Altman, Celeste Mellet, Jason Klurfeld and Paul Pensa, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 24th day of February, 2022.

Signature	Title

/s/ RALPH SCHLOSSTEIN	Co-Chief Executive Officer and Co-Chairman
Ralph Schlosstein

/s/ JOHN S. WEINBERG	Co-Chief Executive Officer and Co-Chairman
John S. Weinberg

/s/ ROGER C. ALTMAN	Senior Chairman
Roger C. Altman

/s/ RICHARD I. BEATTIE	Director
Richard I. Beattie

/s/ PAMELA G. CARLTON	Director
Pamela G. Carlton

/s/ ELLEN V. FUTTER	Director
Ellen V. Futter

/s/ GAIL B. HARRIS	Director
Gail B. Harris

/s/ ROBERT B. MILLARD	Director
Robert B. Millard

/s/ WILLARD J. OVERLOCK, JR.	Director
Willard J. Overlock, Jr.

/s/ SIR SIMON M. ROBERTSON	Director
Sir Simon M. Robertson

/s/ WILLIAM J. WHEELER	Director
William J. Wheeler

/s/ SARAH K. WILLIAMSON	Director
Sarah K. Williamson

/s/ KENDRICK R. WILSON III	Director
Kendrick R. Wilson III

/s/ CELESTE MELLET	Chief Financial Officer (Principal Financial Officer)
Celeste Mellet

/s/ PAUL PENSA	Controller (Principal Accounting Officer)
Paul Pensa