Form 10-Q
period 2022-03-31
Evercore Inc.
filed 2022-05-06
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 22, 2022 was 40,595,011. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 22, 2022 was 50 (excluding 50 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and Cash Equivalents	$454,768	$578,317
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $286,567 and $706,826 at March 31, 2022 and December 31, 2021, respectively)	1,096,774	1,784,639
Accounts Receivable (net of allowances of $2,054 and $2,704 at March 31, 2022 and December 31, 2021, respectively)	313,677	351,668
Receivable from Employees and Related Parties	23,722	25,208
Other Current Assets	91,153	58,533
Total Current Assets	1,980,094	2,798,365
Investments	48,163	75,176
Deferred Tax Assets	255,267	248,077
Operating Lease Right-of-Use Assets	257,117	263,329
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $172,091 and $165,857 at March 31, 2022 and December 31, 2021, respectively)	147,571	148,589
Goodwill	126,816	128,246
Intangible Assets (net of accumulated amortization of $3,384 and $3,294 at March 31, 2022 and December 31, 2021, respectively)	246	336
Other Assets	123,090	140,539
Total Assets	$2,938,364	$3,802,657
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$348,089	$1,109,716
Accounts Payable and Accrued Expenses	32,443	31,633
Payable to Employees and Related Parties	58,947	58,876
Operating Lease Liabilities	49,002	47,321
Taxes Payable	16,518	20,980
Current Portion of Notes Payable	66,863	—
Other Current Liabilities	27,398	28,610
Total Current Liabilities	599,260	1,297,136
Operating Lease Liabilities	288,768	297,473
Notes Payable	308,498	376,243
Amounts Due Pursuant to Tax Receivable Agreements	70,209	70,209
Other Long-term Liabilities	83,960	126,315
Total Liabilities	1,350,695	2,167,376
Commitments and Contingencies (Note 15)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 79,460,450 and 74,804,288 issued at March 31, 2022 and December 31, 2021, respectively, and 40,568,476 and 37,903,430 outstanding at March 31, 2022 and December 31, 2021, respectively)	795	748
Class B, par value $0.01 per share (1,000,000 shares authorized, 50 and 53 issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	—	—
Additional Paid-In-Capital	2,679,900	2,458,779
Accumulated Other Comprehensive Income (Loss)	(14,830)	(12,086)
Retained Earnings	1,544,765	1,418,382
Treasury Stock at Cost (38,891,974 and 36,900,858 shares at March 31, 2022 and December 31, 2021, respectively)	(2,800,593)	(2,545,452)
Total Evercore Inc. Stockholders' Equity	1,410,037	1,320,371
Noncontrolling Interest	177,632	314,910
Total Equity	1,587,669	1,635,281
Total Liabilities and Equity	$2,938,364	$3,802,657
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Investment Banking:
Advisory Fees	$624,564	$511,918
Underwriting Fees	36,306	79,257
Commissions and Related Revenue	50,898	53,526
Asset Management and Administration Fees	17,115	14,949
Other Revenue, Including Interest and Investments	(1,779)	7,230
Total Revenues	727,104	666,880
Interest Expense	4,250	4,570
Net Revenues	722,854	662,310
Expenses
Employee Compensation and Benefits	429,735	395,390
Occupancy and Equipment Rental	19,177	18,709
Professional Fees	24,146	21,607
Travel and Related Expenses	7,826	2,292
Communications and Information Services	16,028	14,029
Depreciation and Amortization	7,110	6,641
Execution, Clearing and Custody Fees	2,797	3,552
Acquisition and Transition Costs	—	7
Other Operating Expenses	6,671	5,875
Total Expenses	513,490	468,102
Income Before Income from Equity Method Investments and Income Taxes	209,364	194,208
Income from Equity Method Investments	2,512	3,024
Income Before Income Taxes	211,876	197,232
Provision for Income Taxes	34,782	31,681
Net Income	177,094	165,551
Net Income Attributable to Noncontrolling Interest	19,078	21,199
Net Income Attributable to Evercore Inc.	$158,016	$144,352
Net Income Attributable to Evercore Inc. Common Shareholders	$158,016	$144,352
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,176	41,364
Diluted	41,708	44,456
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$4.03	$3.49
Diluted	$3.79	$3.25

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net Income	$177,094	$165,551
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain on Securities and Investments, net	3	42
Foreign Currency Translation Adjustment Gain (Loss), net	(3,020)	1,553
Other Comprehensive Income (Loss)	(3,017)	1,595
Comprehensive Income	174,077	167,146
Comprehensive Income Attributable to Noncontrolling Interest	18,805	21,433
Comprehensive Income Attributable to Evercore Inc.	$155,272	$145,713

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2022
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2021	74,804,288	$748	$2,458,779	$(12,086)	$1,418,382	(36,900,858)	$(2,545,452)	$314,910	$1,635,281
Net Income	—	—	—	—	158,016	—	—	19,078	177,094
Other Comprehensive Income (Loss)	—	—	—	(2,744)	—	—	—	(273)	(3,017)
Treasury Stock Purchases	—	—	—	—	—	(1,991,116)	(255,141)	—	(255,141)
Evercore LP Units Exchanged for Class A Common Stock	2,546,405	26	162,034	—	—	—	—	(157,777)	4,283
Equity-based Compensation Awards	2,109,757	21	60,448	—	—	—	—	6,221	66,690
Dividends	—	—	—	—	(31,633)	—	—	—	(31,633)
Noncontrolling Interest (Note 12)	—	—	(1,361)	—	—	—	—	(4,527)	(5,888)
Balance at March 31, 2022	79,460,450	$795	$2,679,900	$(14,830)	$1,544,765	(38,891,974)	$(2,800,593)	$177,632	$1,587,669

	For the Three Months Ended March 31, 2021
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2020	72,195,283	$722	$2,266,136	$(9,758)	$798,573	(31,445,058)	$(1,824,727)	$258,428	$1,489,374
Net Income	—	—	—	—	144,352	—	—	21,199	165,551
Other Comprehensive Income	—	—	—	1,361	—	—	—	234	1,595
Treasury Stock Purchases	—	—	—	—	—	(1,940,430)	(234,854)	—	(234,854)
Evercore LP Units Exchanged for Class A Common Stock	120,143	1	7,211	—	—	—	—	(5,714)	1,498
Equity-based Compensation Awards	2,206,534	22	51,900	—	—	—	—	3,096	55,018
Dividends	—	—	—	—	(28,805)	—	—	—	(28,805)
Noncontrolling Interest (Note 12)	—	—	(2,826)	—	—	—	—	(12,154)	(14,980)
Balance at March 31, 2021	74,521,960	$745	$2,322,421	$(8,397)	$914,120	(33,385,488)	$(2,059,581)	$265,089	$1,434,397

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net Income	$177,094	$165,551
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	4,456	(7,605)
Equity Method Investments, Including Gain on Sale	(786)	349
Equity-Based and Other Deferred Compensation	117,524	94,211
Noncash Lease Expense	10,094	10,058
Depreciation, Amortization and Accretion	7,219	6,751
Bad Debt Expense	(519)	(1,738)
Deferred Taxes	(1,942)	4,502
Decrease (Increase) in Operating Assets:
Investment Securities	(21)	(1,950)
Accounts Receivable	36,230	14,265
Receivable from Employees and Related Parties	1,460	523
Other Assets	(14,980)	17,550
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(839,975)	(535,197)
Accounts Payable and Accrued Expenses	373	2,397
Payables to Employees and Related Parties	28,261	22,736
Taxes Payable	(4,462)	(13,537)
Other Liabilities	(6,246)	(108,977)
Net Cash Provided by (Used In) Operating Activities	(486,220)	(330,111)
Cash Flows From Investing Activities
Investments Purchased	—	(159)
Proceeds from Sale of Investments	18,300	—
Distributions of Private Equity Investments	20	5
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	1,325,038	888,534
Purchases of Investment Securities	(626,283)	(616,624)
Maturity of Certificates of Deposit	67,796	—
Purchase of Certificates of Deposit	(85,843)	(73,877)
Purchase of Furniture, Equipment and Leasehold Improvements	(5,491)	(7,714)
Net Cash Provided by Investing Activities	693,537	190,165
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	300	1,107
Distributions to Noncontrolling Interests	(4,740)	(12,894)
Payment of Notes Payable	—	(38,000)
Issuance of Notes Payable	—	38,000
Purchase of Treasury Stock and Noncontrolling Interests	(283,126)	(231,296)
Dividends	(41,619)	(37,414)
Net Cash Provided by (Used in) Financing Activities	(329,185)	(280,497)
Effect of Exchange Rate Changes on Cash	(1,531)	1,816
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(123,399)	(418,627)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	587,293	838,224
Cash, Cash Equivalents and Restricted Cash – End of Period	$463,894	$419,597
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$3,542	$4,469
Payments for Income Taxes	$36,867	$27,331
Accrued Dividends	$4,128	$3,411
Amounts Due for Purchase of Noncontrolling Interest	$1,448	$3,170
Settlement of Sale of Trilantic VI	$9,188	$—
Receipt of Equity Securities in Settlement of Accounts Receivable	$—	$1,955
Debt Issuance Costs Accrued	$—	$355

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
Note 2 – Significant Accounting Policies
For a further discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2021. The December 31, 2021 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.
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
Evercore LP is a VIE and the Company is the primary beneficiary. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Condition

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
in Note 24 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") and Evercore Partners Canada Ltd. ("Evercore Canada") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing and Evercore Canada, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing and Evercore Canada assets of $418,369 and liabilities of $158,448 at March 31, 2022 and assets of $446,736 and liabilities of $260,426 at December 31, 2021.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Note 3 – Recent Accounting Pronouncements
ASU 2020-06 – In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). ASU 2020-06 provides amendments to reduce the number of models used to account for convertible instruments and to simplify the accounting for contracts in an entity's own equity. ASU 2020-06 also provides amendments to diluted earnings per share calculations, which require entities to use the if-converted method for convertible instruments and to include the effect of potential share settlement from instruments that may be settled in cash or in shares. The amendments in this update are effective during interim and annual periods beginning after December 15, 2021, with early adoption permitted. The amendments should be applied using a modified or full retrospective transition method. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Investment Banking:
Advisory Fees	$624,564	$511,918
Underwriting Fees	36,306	79,257
Commissions and Related Revenue	50,898	53,526
Total Investment Banking	$711,768	$644,701

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$17,115	$14,949
Total Investment Management	$17,115	$14,949
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the three months ended March 31, 2022 and 2021 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31, 2022
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2022	$351,668	$87,764	$14,092	$12,945	$9,257	$147
Increase (Decrease)	(37,991)	(12,541)	30,493	(4,411)	1,827	—
Balance at March 31, 2022	$313,677	$75,223	$44,585	$8,534	$11,084	$147

	For the Three Months Ended March 31, 2021
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2021	$368,346	$70,975	$29,327	$5,283	$9,373	$147
Increase (Decrease)	(11,916)	(2,434)	(1,527)	(1,111)	3,791	—
Balance at March 31, 2021	$356,430	$68,541	$27,800	$4,172	$13,164	$147
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
(2)Included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
(3)Included in Other Current Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
(4)Included in Other Current Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.
(5)Included in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company's contract assets represent arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date. Under Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606"), revenue is recognized when all material conditions for completion have been met and it is probable that a significant revenue reversal will not occur in a future period.
The Company recognized revenue of $4,208 and $2,467 on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three months ended March 31, 2022 and 2021 is as follows:

	For the Three Months Ended March 31,
	2022	2021
Beginning Balance	$2,704	$5,372
Bad debt expense, net of reversals	(519)	(1,738)
Write-offs, foreign currency translation and other adjustments	(131)	(1,617)
Ending Balance	$2,054	$2,017
The change in the balance during the three months ended March 31, 2022 is primarily related to the decrease in the current period provision of expected credit losses, which is impacted by the change in the amount of receivables outstanding greater than 120 days at March 31, 2022. The change in the balance during the three months ended March 31, 2022 is also related to the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of March 31, 2022, by year of origination:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	Amortized Carrying Value by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$2,144	$55,323	$20,651	$4,392	$1,114	$133	$83,757
Note 5 – Related Parties
Investment Banking Revenue includes advisory fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $2,860 and $5,612 for the three months ended March 31, 2022 and 2021, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $19,041 and $20,397 as of March 31, 2022 and December 31, 2021, respectively. See Note 14 for further information.
Note 6 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022				December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$286,567	$10	$—	$286,577	$706,826	$37	$16	$706,847
Equity Securities	666	203	—	869	666	193	—	859
Debt Securities Carried by EGL	489,541	49	—	489,590	784,813	43	14	784,842
Investment Funds	144,781	17,644	—	162,425	111,682	39,191	—	150,873
Total Investment Securities (carried at fair value)	$921,555	$17,906	$—	$939,461	$1,603,987	$39,464	$30	$1,643,421

Certificates of Deposit (carried at contract value)				157,313				141,218

Total Investment Securities and Certificates of Deposit				$1,096,774				$1,784,639
Scheduled maturities of the Company's available-for-sale debt securities as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$286,567	$286,577	$706,826	$706,847
Total	$286,567	$286,577	$706,826	$706,847
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries, and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at March 31, 2022 and has not recorded a credit allowance on these securities.
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
included in earnings. The Company had net realized losses of ($34) and ($11) for the three months ended March 31, 2022 and 2021, respectively.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $11 and $2,128 for the three months ended March 31, 2022 and 2021, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of $21 and ($5) for the three months ended March 31, 2022 and 2021, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($5,163) and $6,228 for the three months ended March 31, 2022 and 2021, respectively.
Certificates of Deposit
At March 31, 2022 and December 31, 2021, the Company held certificates of deposit of $157,313 and $141,218, respectively, with certain banks with original maturities of four months or less when purchased.
Note 7 – Investments
The Company's investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships, equity securities in private companies and investments in G5 Holdings S.A. ("G5") (through June 25, 2021), Glisco Manager Holdings LP and Trilantic Capital Partners ("Trilantic"). The Company's investments are relatively high-risk and illiquid assets.
The Company's investments in ABS Investment Management Holdings, LP and ABS Investment Management GP LLC (collectively, "ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), Luminis Partners ("Luminis") and Seneca Advisors LTDA ("Seneca Evercore") are in voting interest entities. The Company's share of earnings (losses) from these investments is included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on private equity investments are included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
ABS	$23,198	$40,977
Atalanta Sosnoff	10,944	10,948
Luminis	6,560	6,158
Seneca Evercore	513	507
Total	$41,215	$58,590

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
In January 2022, the Company entered into an agreement to sell a portion of its interest in ABS. This transaction closed on March 28, 2022 and resulted in the reduction of the Company's ownership interest from 46% to 26%. The Company received cash of $18,300 as consideration for its interests sold and recorded a gain of $1,294 for the three months ended March 31, 2022, included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
At March 31, 2022, the Company's ownership interest in ABS was 26%. This investment resulted in earnings of $1,199 and $2,195 for the three months ended March 31, 2022 and 2021, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At March 31, 2022, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $939 and $660 for the three months ended March 31, 2022 and 2021, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At March 31, 2022, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $288 and $169 for the three months ended March 31, 2022 and 2021, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Seneca Evercore
On July 7, 2021, the Company acquired a 20% interest in Seneca Evercore for $500 and maintains proportional representation on the board of directors of Seneca Evercore (but not less than one director) following this transaction. The Company accounts for its interest under the equity method of accounting. This investment resulted in earnings of $86 for the three months ended March 31, 2022, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statement of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 for each of the three months ended March 31, 2022 and 2021.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company previously recorded its investment in G5 as a held-to-maturity debt security within Investments on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities were mandatorily redeemable on December 31,

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
2027, or earlier, subject to the occurrence of certain events. The Company was accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds were met by G5, from December 31, 2017 to December 31, 2027. This investment was subject to currency translation from the Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. On June 25, 2021, G5 repaid its outstanding debentures with the Company in full.
Investments in Private Equity
Private Equity Funds
The Company's investments related to private equity partnerships and associated entities include investments in Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III"), Glisco Capital Partners IV ("Glisco IV"), Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV"), Trilantic Capital Partners V, L.P. ("Trilantic V") and Trilantic Capital Partners VI (North America), L.P. ("Trilantic VI", through January 1, 2022). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
A summary of the Company's investments in the private equity funds as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Glisco II, Glisco III and Glisco IV	$3,519	$3,479
Trilantic IV, Trilantic V and Trilantic VI	2,773	12,210
Total Private Equity Funds	$6,292	$15,689
Net realized and unrealized gains (losses) on private equity fund investments were ($83) and $39 for the three months ended March 31, 2022 and 2021, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2022, $696 of previously distributed carried interest received from the funds was subject to repayment.
On December 14, 2021, the Company entered into an agreement to sell its interests in Trilantic VI for $9,188. Consideration for this transaction was received in December 2021 and was reflected in Cash and Cash Equivalents and Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition at December 31, 2021. This transaction closed on January 1, 2022 and as of that date, the Company has no further commitments to invest in Trilantic VI.
General Partners of Private Equity Funds which are VIEs
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,174 and $3,408 included in its Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2022 and December 31, 2021, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of March 31, 2022 and December 31, 2021 was $5,473 and $5,715, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $656 and $676 as of March 31, 2022 and December 31, 2021, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment was fully amortized as of March 31, 2022 and had a balance of $221 as of December 31, 2021.
Note 8 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company reflects lease expense over the lease terms on a straight-line basis. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $12,840 and $12,166 for the three months ended March 31, 2022 and 2021, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses, of $1,900 and $1,852 for the three months ended March 31, 2022 and 2021, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,616 as of March 31, 2022 and December 31, 2021, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,243 and $1,507 for the three months ended March 31, 2022 and 2021, respectively.
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
The Company incurred net operating cash outflows of $14,811 and $10,091 for the three months ended March 31, 2022 and 2021, respectively, related to its operating leases, which was net of cash received from lease incentives of $332 and $3,441 for the three months ended March 31, 2022 and 2021, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended March 31,
	2022	2021
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$5,589	$1,864

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term - operating leases	10.7 years	11.4 years
Weighted-average discount rate - operating leases	3.90%	4.06%
As of March 31, 2022, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2022 (April 1 through December 31)	$45,562
2023	45,653
2024	37,395
2025	39,090
2026	38,894
Thereafter	216,838
Total lease payments	423,432
Less: Tenant Improvement Allowances	(5,949)
Less: Imputed Interest	(79,713)
Present value of lease liabilities	337,770
Less: Current lease liabilities	(49,002)
Long-term lease liabilities	$288,768
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces by the end of 2023. These spaces will have lease terms of 3 to 13 years once the Company has taken possession. The additional future payments under these arrangements are $228,349 as of March 31, 2022.
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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$489,590	$—	$—	$489,590
Other Debt and Equity Securities(1)	290,343	—	—	290,343
Investment Funds	162,425	—	—	162,425
Total Assets Measured At Fair Value	$942,358	$—	$—	$942,358

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$784,842	$—	$—	$784,842
Other Debt and Equity Securities(1)	710,706	—	—	710,706
Investment Funds	150,873	—	—	150,873
Total Assets Measured At Fair Value	$1,646,421	$—	$—	$1,646,421
(1)Includes $2,897 and $3,000 of treasury bills and notes classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		March 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$451,871	$451,871	$—	$—	$451,871
Certificates of Deposit	157,313	—	157,313	—	157,313
Receivables(1)	388,900	—	386,703	—	386,703
Contract Assets(2)	53,119	—	52,314	—	52,314
Receivable from Employees and Related Parties	23,722	—	23,722	—	23,722
Closely-held Equity Securities	656	—	—	656	656
Financial Liabilities:
Accounts Payable and Accrued Expenses	$32,443	$—	$32,443	$—	$32,443
Payable to Employees and Related Parties	58,947	—	58,947	—	58,947
Notes Payable(3)	375,361	—	364,821	—	364,821

		December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$575,317	$575,317	$—	$—	$575,317
Certificates of Deposit	141,218	—	141,218	—	141,218
Receivables(1)	439,432	—	436,749	—	436,749
Contract Assets(2)	27,037	—	25,986	—	25,986
Receivable from Employees and Related Parties	25,208	—	25,208	—	25,208
Closely-held Equity Securities	676	—	—	676	676
Financial Liabilities:
Accounts Payable and Accrued Expenses	$31,633	$—	$31,633	$—	$31,633
Payable to Employees and Related Parties	58,876	—	58,876	—	58,876
Notes Payable	376,243	—	390,288	—	390,288
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
Note 10 – Notes Payable
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2022, the Company was in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2022, the Company was in compliance with all of these covenants.
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
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2022, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of March 31, 2022 and December 31, 2021:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	March 31, 2022	December 31, 2021
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	$66,863	$66,829
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,724	47,710
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,877	16,874
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,424	74,407
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,511	59,500
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,660	39,655
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	32,578	33,564
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,724	37,704
Total			$375,361	$376,243
Less: Current Portion of Notes Payable			(66,863)	—
Notes Payable			$308,498	$376,243
(a)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 11 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on April 26, 2022, a quarterly cash dividend of $0.72 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of May 27, 2022, which will be paid on June 10, 2022. During the three months ended March 31, 2022, the Company declared and paid dividends of $0.68 per share, totaling $27,505, and accrued deferred cash dividends on unvested restricted stock units ("RSUs"), totaling $4,128. During the three months ended March 31, 2022, the Company also paid deferred cash dividends of $14,114.
Treasury Stock – During the three months ended March 31, 2022, the Company purchased 915 Class A Shares from employees at an average cost per share of $129.04, primarily for the net settlement of stock-based compensation awards, and 1,076 Class A Shares at an average cost per share of $127.37 pursuant to the Company's share repurchase program. The aggregate 1,991 Class A Shares were purchased at an average cost per share of $128.14, and the result of these purchases was an increase in Treasury Stock of $255,141 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2022.
LP Units – During the three months ended March 31, 2022, 2,546 Evercore LP partnership units ("LP Units") were exchanged for Class A Shares, resulting in an increase to Class A Common Stock and Additional Paid-In-Capital of $26 and $157,751, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2022. See Note 12 for further information.
Accumulated Other Comprehensive Income (Loss) – As of March 31, 2022, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,538) and ($9,292), respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	March 31,
	2022	2021
Subsidiary:
Evercore LP	6%	11%
Evercore Wealth Management ("EWM")(1)	25%	23%
Real Estate Capital Advisory ("RECA")(2)	—%	38%
(1) Noncontrolling Interests represent a blended rate for multiple classes of interests in EWM.
(2) Noncontrolling Interests represent the Class R Interests of Private Capital Advisory L.P.
The Noncontrolling Interests for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A Shares.
During the period January 1, 2023 through December 31, 2023, the Company has the option to purchase, at fair value, a portion of the outstanding EWM Class A Units such that the noncontrolling interest holders would continue to hold no less than 25% of the outstanding units following the transaction. This transaction may be settled in cash, Evercore LP Units or Class A shares of the Company, at the Company’s discretion. If the Company has not exercised its option prior to the end of the option period, or the noncontrolling interest holders continue to hold greater than 25% of the outstanding units following the transaction, the noncontrolling interest holders may exchange their interests for Evercore LP Units, at fair value, sufficient to reduce their outstanding interest to 25%. As of March 31, 2022, the EWM members held 25% of the outstanding EWM Units.
Changes in Noncontrolling Interest for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$314,910	$258,428

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	19,078	21,199
Other Comprehensive Income (Loss)	(273)	234
Total Comprehensive Income	18,805	21,433

Evercore LP Units Exchanged for Class A Shares	(157,777)	(5,714)

Amortization and Vesting of LP Units	6,221	3,096

Other Items:
Distributions to Noncontrolling Interests	(4,740)	(12,894)
Issuance of Noncontrolling Interest	300	1,107
Purchase of Noncontrolling Interest	(87)	(367)
Total Other Items	(4,527)	(12,154)

Ending balance	$177,632	$265,089
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains on securities and investments, net, of $6 for the three months ended March 31, 2021, and foreign currency translation adjustment gains (losses), net, of ($273) and $228 for the three months ended March 31, 2022 and 2021, respectively.
LP Units Exchanged – On February 24, 2022, the Company entered into an agreement (the "Exchange Agreement") with ISI Holding, Inc. ("ISI Holding"), the principal stockholder of which is Ed Hyman, an executive officer of the Company. Pursuant to the Exchange Agreement, ISI Holding exercised its existing conversion rights under the terms of the partnership agreement of Evercore LP to exchange (the "Exchange") all 2,545 of the Class E limited partnership units of Evercore LP ("Class E LP Units") owned by it for 2,545 Class A Shares. Following the Exchange, ISI Holding liquidated and distributed the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Class A Shares received in the Exchange to its stockholders in accordance with their ownership interests in ISI Holding. The parties have relied on the exemption from the registration requirements of the Securities Act of 1933 under Section 4(a)(2) thereof for the Exchange.
During the three months ended March 31, 2022, an aggregate of 2,546 LP Units were exchanged for Class A Shares, including the Class E LP Units described above. These exchanges resulted in a decrease to Noncontrolling Interest of $157,777 and an increase to Additional-Paid-In-Capital and Class A Common Stock of $157,751 and $26, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2022. See Note 11 for further information.
Interests Issued – During the first quarter of 2021, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $975 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2021.
Interests Purchased – During the first quarter of 2022, the Company purchased, at fair value, an additional 0.4% of the EWM Class A Units for $1,448, which was included within Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2022. This purchase resulted in a decrease to Noncontrolling Interest of $87 and a decrease to Additional-Paid-In-Capital of $1,361 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2022.
During the first quarter of 2021, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $3,170 (which was paid in cash in April 2021 and was included within Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2021). This purchase resulted in a decrease to Noncontrolling Interest of $344 and a decrease to Additional Paid-In-Capital of $2,826 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2021.
On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54,297. Consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash during the three months ended March 31, 2022, and contingent cash consideration which will be settled in early 2024. As of March 31, 2022 and December 31, 2021, the fair value of the contingent consideration is $20,010 and $20,587, respectively, and is included within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. This purchase resulted in a decrease to Noncontrolling Interest of $7,137 and a decrease to Additional Paid-In-Capital of $47,160 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition on December 31, 2021. In conjunction with this transaction, the Company will also issue two separate payments in early 2023 and 2024, contingent on continued employment with the Company, and accordingly, will be treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the RECA business achieving certain revenue performance targets.
Note 13 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three months ended March 31, 2022 and 2021 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2022	2021
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$158,016	$144,352
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,176	41,364
Basic net income per share attributable to Evercore Inc. common shareholders	$4.03	$3.49
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$158,016	$144,352
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)
Diluted net income attributable to Evercore Inc. common shareholders	$158,016	$144,352
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,176	41,364
Assumed exchange of LP Units for Class A Shares(a)	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method	2,117	2,612
Shares that are contingently issuable(b)	415	480
Diluted weighted average Class A Shares outstanding	41,708	44,456
Diluted net income per share attributable to Evercore Inc. common shareholders	$3.79	$3.25
(a)The Company has outstanding Class A and E LP Units, Class K limited partnership units of Evercore LP ("Class K LP Units") and Class I limited partnership units of Evercore LP ("Class I LP Units"), which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three months ended March 31, 2022 and 2021, the Class A, E, K and I LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 3,943 and 4,926 for the three months ended March 31, 2022 and 2021, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $15,066 and $17,012 for the three months ended March 31, 2022 and 2021, respectively. In computing this adjustment, the Company assumes that all Class A, E, K and I LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, K and I LP Units will result in a dilutive computation in future periods.
(b)The Company previously had outstanding Class I-P units of Evercore LP ("Class I-P Units") which were contingently exchangeable into Class I LP Units, and ultimately Class A Shares, and has outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. On March 1, 2022, all of the Class I-P Units converted to Class I LP Units. See Note 14 for further information. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P Units and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 415 and 480 for the three months ended March 31, 2022 and 2021, respectively.
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
Note 14 – Share-Based and Other Deferred Compensation
LP Units
Class I-P Units – In November 2016, the Company issued 400 Class I-P Units in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman). These Class I-P Units converted into 400 Class I LP Units (which are exchangeable on a one-for-one basis to Class A Shares), upon on the achievement of certain market and service conditions through March 1, 2022. Compensation expense related to this award was $753 and $1,236 for the three months ended March 31, 2022 and 2021, respectively.
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
In December 2021, the Company issued 400 Class K-P Units to certain employees of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through December 31, 2025. As this award contains market, performance and service conditions, the expense for this award will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance and service conditions.
These Class K-P Units in the aggregate may convert into a maximum of 1,180 Class K LP Units, contingent upon the achievement of certain defined benchmarks and continued service, as described above. The Company determined the grant date fair value of these awards probable to vest as of March 31, 2022 to be $96,174, related to 876 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $5,468 and $1,860 for the three months ended March 31, 2022 and 2021, respectively.
Class L Interests – In April 2021, the Company's Board of Directors approved the issuance of Class L Interests in Evercore LP ("Class L Interests") to certain of the named executive officers of the Company, pursuant to which the named executive officers received a discretionary distribution of profits from Evercore LP, which was paid in the first quarter of 2022. Distributions pursuant to these interests were made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2021. Following the distribution, these Class L Interests were cancelled pursuant to their terms.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Stock Incentive Plan
During 2020, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Amended 2016 Plan"), which amended the prior Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Amended 2016 Plan, among other things, authorizes an additional 6,000 shares of the Company's Class A Shares. The Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Amended 2016 Plan was 1,480 as of March 31, 2022.
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
Equity Grants
During the three months ended March 31, 2022, pursuant to the Amended 2016 Plan, the Company granted employees 2,619 RSUs that are Service-based Awards. Service-based Awards granted during the three months ended March 31, 2022 had grant date fair values of $114.45 to $137.59 per share, with an average value of $126.76 per share, for an aggregate fair value of $332,010, and generally vest ratably over four years. During the three months ended March 31, 2022, 2,079 Service-based Awards vested and 27 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $60,247 and $51,708 for the three months ended March 31, 2022 and 2021, respectively.
Deferred Cash
Deferred Cash Compensation Program – The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and generally vests ratably over four years and requires payment upon vesting. The Company granted $123,729 of deferred cash awards pursuant to the deferred cash compensation program during the first quarter of 2022.
Compensation expense related to the Company's deferred cash compensation program was $30,537 and $30,889 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company expects to pay an aggregate of $330,137 related to the Company's deferred cash compensation program at various dates through 2026 and total compensation expense related to these awards not yet recognized was $259,530. The weighted-average period over which this compensation cost is expected to be recognized is 29 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2022.
Other Deferred Cash Awards – In November 2016, the Company granted a restricted cash award in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman) with a target payment amount of $35,000, of which $11,000 vested on March 1, 2019, $6,000 vested on each of March 1, 2020, 2021 and 2022, and $6,000 is scheduled to vest on March 1, 2023, provided that the Chief Executive Officer continues to remain employed through such vesting date, subject to vesting upon specified termination events (including retirement, upon satisfying certain eligibility criteria, on or following May 1, 2019, subject to a six month prior written notice requirement) or a change in control. The Company had the discretion to increase (by an amount up to $35,000) or decrease (by an amount up to $8,750) the total amount payable under this award.
In 2017, the Company granted deferred cash awards of $29,500 to certain employees. These awards vest in five equal installments over the period ending June 30, 2022, subject to continued employment. The Company recognizes expense for these awards ratably over the vesting period.
During the first quarter of 2022, the Company granted $19,861 of deferred cash awards to certain employees. These awards vest ratably over one to two years.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
In addition, the Company periodically grants other deferred cash awards to certain employees. The Company recognizes expense for these awards ratably over the vesting period.
Compensation expense related to other deferred cash awards was $4,820 and $3,341 for the three months ended March 31, 2022 and 2021, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan") and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). Remaining amounts due pursuant to the 2017 and 2021 Long-term Incentive Plans, which aggregate $48,404 of current liabilities and $43,088 of long-term liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2022, are due to be paid, in cash or Class A Shares, at the Company's discretion, in the first quarter of 2023 (for the 2017 Long-term Incentive Plan), and in the first quarter of 2025, 2026 and 2027 (for the 2021 Long-term Incentive Plan), subject to employment at the time of payment. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020. In conjunction with this plan, the Company distributed cash payments of $3,940 in the three months ended March 31, 2022, and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 pursuant to the 2017 Long-term Incentive Plan of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the acceleration of certain amounts due in the first quarter of 2022). Awards issued under the 2017 Long-term Incentive Plan are subject to retirement eligibility requirements after the performance criteria has been achieved. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded $15,285 and $4,893 of compensation expense for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the total remaining expense to be recognized for the 2017 Long-term Incentive Plan over the future vesting period ending March 15, 2023 is $6,418. As of March 31, 2022, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $208,652.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $5,452 and $4,149 for the three months ended March 31, 2022 and 2021, respectively. The remaining unamortized amount of these awards was $41,364 as of March 31, 2022.
Separation and Transition Benefits
The following table presents the change in the Company's Termination Costs liability for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Beginning Balance	$675	$4,589
Termination Costs Incurred	219	287
Cash Benefits Paid	(564)	(2,472)
Non-Cash Charges	(115)	(25)
Ending Balance	$215	$2,379

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
In addition to the above Termination Costs incurred, for the three months ended March 31, 2022 and 2021, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $414 and $284, respectively, (related to 7 and 3 RSUs, respectively) recorded in Employee Compensation and Benefits, within the Investment Banking segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Private Equity – As of March 31, 2022, the Company had unfunded commitments for capital contributions of $2,695 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of March 31, 2022. East amended this facility on October 29, 2021 such that, among other things, the interest rate provisions were LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date was extended to October 28, 2023 (as amended, the "Existing PNC Facility"). There were no drawings under this facility at March 31, 2022.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 30, 2020, of up to $30,000, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of March 31, 2022. East amended this facility on October 29, 2021 such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $55,000. Drawings under this facility bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date was extended to October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at March 31, 2022.
On October 29, 2021, EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date will be October 28, 2023, unless prepayment is otherwise approved earlier by FINRA. There were no drawings under this facility at March 31, 2022.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments – The Company has a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. The Company’s consideration for this transaction included contingent cash consideration which will be settled in 2024. The contingent consideration has a fair value of $20,010 as of March 31, 2022, and is included within Other Long-term Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. See Note 12 for further information.
The Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $270 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the three months ended March 31, 2021. The contingent consideration was fully paid as of March 31, 2021.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,
	2022	2021
Cash and Cash Equivalents	$454,768	$410,848
Restricted Cash included in Other Assets	9,126	8,749
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$463,894	$419,597
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
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of March 31, 2022 and December 31, 2021 was $412,184 and $660,032, respectively, which exceeded the minimum net capital requirement by $411,934 and $659,782, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2022.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of March 31, 2022.
Note 17 – Income Taxes
The Company's Provision for Income Taxes was $34,782 and $31,681 for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was 16.4% and 16.1% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate reflects net excess tax benefits associated with the appreciation in the Company's share price

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
upon vesting of employee share-based awards above the original grant price of $19,036 and $16,669 being recognized in the Company's Provision for Income Taxes for the three months ended March 31, 2022 and 2021, respectively, and resulted in a reduction in the effective tax rate of 9.0 and 8.5 percentage points for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 also reflects the effect of certain nondeductible expenses, including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three months ended March 31, 2022 and 2021, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
The Company recorded a decrease in deferred tax assets of $1 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $965 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2022. The Company recorded a decrease in deferred tax assets of $13 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $638 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2021.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2022, there were $254 of unrecognized tax benefits that, if recognized, $206 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $7 and $1, respectively, during the three months ended March 31, 2022.
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
The Company's segment information for the three months ended March 31, 2022 and 2021 is prepared using the following methodology:
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
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income and income (losses) on investment securities, including the Company's investment funds which are used as an economic hedge against the Company's deferred cash compensation program, certificates of deposit, cash and cash equivalents, long-term accounts receivable and on the Company’s debt security investment in G5 (through June 25, 2021, the date G5 repaid its outstanding debentures with the Company in full. See Note 7 for further information.)
•A gain on the sale of a portion of the Company's interests in ABS in the first quarter of 2022. See Note 7 for further information
•Gains (losses) resulting from foreign currency fluctuations
•Realized and unrealized gains and losses on interests in private equity funds which are not managed by the Company

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
•Interest expense associated with the Company’s Notes Payable and lines of credit
•Adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Each segment's Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, execution, clearing and custody fees, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, technology, human capital, facilities management and senior management activities.
Other Expenses includes Acquisition and Transition Costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three months ended March 31, 2022.
The following information presents each segment's contribution.

	For the Three Months Ended March 31,
	2022	2021
Investment Banking
Net Revenues(1)	$704,301	$647,285
Operating Expenses	500,572	456,526
Other Expenses(2)	—	7
Operating Income	203,729	190,752
Income from Equity Method Investments	374	169
Pre-Tax Income	$204,103	$190,921
Identifiable Segment Assets	$2,787,619	$2,576,598
Investment Management
Net Revenues(1)	$18,553	$15,025
Operating Expenses	12,918	11,569
Operating Income	5,635	3,456
Income from Equity Method Investments	2,138	2,855
Pre-Tax Income	$7,773	$6,311
Identifiable Segment Assets	$150,745	$149,315
Total
Net Revenues(1)	$722,854	$662,310
Operating Expenses	513,490	468,095
Other Expenses(2)	—	7
Operating Income	209,364	194,208
Income from Equity Method Investments	2,512	3,024
Pre-Tax Income	$211,876	$197,232
Identifiable Segment Assets	$2,938,364	$2,725,913

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2022	2021
Investment Banking(A)	$(7,467)	$2,584
Investment Management	1,438	76
Total Other Revenue, net	$(6,029)	$2,660
(A)Other Revenue, net, from Investment Banking includes interest expense on the Notes Payable and lines of credit of $4,250 and $4,570 for the three months ended March 31, 2022 and 2021, respectively.
(2)Other Expenses are as follows:

	For the Three Months Ended March 31,
	2022	2021
Investment Banking
Acquisition and Transition Costs	$—	$7
Total Investment Banking	—	7
Investment Management
Total Investment Management	—	—
Total Other Expenses	$—	$7
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2022	2021
Net Revenues:(1)
United States	$610,731	$460,648
Europe and Other	112,065	198,614
Latin America	6,087	388
Total	$728,883	$659,650
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	March 31, 2022	December 31, 2021
Total Assets:
United States	$2,446,819	$3,199,435
Europe and Other	491,545	603,222
Total	$2,938,364	$3,802,657

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore's business. We believe these factors include, but are not limited to, those described under "Risk Factors" discussed in the Annual Report on Form 10-K for the year ended December 31, 2021. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law.

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
Investment Management. Our Investment Management business includes operations related to the Wealth Management business and interests in private equity funds which we do not manage. Revenue sources primarily include management fees, fiduciary fees and gains (or losses) on our investments.
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
Other Revenue and Interest Expense. Other Revenue includes the following:
•Interest income and income (losses) on investment securities, including our investment funds which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents, long-term accounts receivable and on our debt security investment in G5 (through June 25, 2021, the date G5 repaid its outstanding debentures in full. See Note 7 to our unaudited condensed consolidated financial statements for further information.)
•A gain on the sale of a portion of our interests in ABS in the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information
•Gains (losses) resulting from foreign currency fluctuations
•Realized and unrealized gains and losses on interests in private equity funds which we do not manage
•Adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Interest Expense includes interest expense associated with our Notes Payable and lines of credit.
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
In April 2021, our Board of Directors approved the issuance of Class L Interests in Evercore LP to certain of our named executive officers, pursuant to which the named executive officers received a discretionary distribution of profits from Evercore LP, which was paid in the first quarter of 2022. Distributions pursuant to these interests were made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2021. Following the distribution, these Class L Interests were cancelled pursuant to their terms. In January 2022, we issued Class L Interests to certain of our named executive officers, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2023. We record expense related to these distributions in Employee Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Operations and reflect accrued liabilities in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 and January 1, 2021. We made cash distributions under the 2017 Long-term Incentive Plan in March 2022 and 2021, respectively, as well as in December 2021, related to the acceleration of certain amounts due in the first quarter of 2022. Remaining amounts are due to be paid, in cash or Class A Shares, at our discretion, in the first quarter of 2023 (for the 2017 Long-term Incentive Plan) and in the first quarter of 2025, 2026 and 2027 (for the 2021 Long-term Incentive Plan), subject to employment at the time of payment. Awards issued under the 2017 Long-term Incentive Plan are subject to retirement eligibility requirements after the performance criteria has been achieved. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020.
From time to time, we also grant performance awards to certain individuals which include both performance and service-based vesting requirements and, in certain awards, market based requirements. These include Class I-P and K-P Units issued by Evercore LP. In December 2021, we issued Class K-P Units to certain of our employees. In March 2022, the Class I-P Units converted to Class I LP Units. See Note 14 to our unaudited condensed consolidated financial statements for further information.
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

Other Expenses
Other Expenses includes Acquisition and Transition Costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in ABS, Atalanta Sosnoff, Luminis and Seneca Evercore (from July 7, 2021 for Seneca Evercore are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Provision for Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes", which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. Excess tax benefits and deficiencies associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price are recognized in our Provision for Income Taxes. In addition, net deferred tax assets are impacted by changes to statutory tax rates in the period of enactment.
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

Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2022 and 2021. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended March 31,
	2022	2021	Change

	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$624,564	$511,918	22%
Underwriting Fees	36,306	79,257	(54%)
Commissions and Related Revenue	50,898	53,526	(5%)
Asset Management and Administration Fees	17,115	14,949	14%
Other Revenue, Including Interest and Investments	(1,779)	7,230	NM
Total Revenues	727,104	666,880	9%
Interest Expense	4,250	4,570	(7%)
Net Revenues	722,854	662,310	9%
Expenses
Operating Expenses	513,490	468,095	10%
Other Expenses	—	7	NM
Total Expenses	513,490	468,102	10%
Income Before Income from Equity Method Investments and Income Taxes	209,364	194,208	8%
Income from Equity Method Investments	2,512	3,024	(17%)
Income Before Income Taxes	211,876	197,232	7%
Provision for Income Taxes	34,782	31,681	10%
Net Income	177,094	165,551	7%
Net Income Attributable to Noncontrolling Interest	19,078	21,199	(10%)
Net Income Attributable to Evercore Inc.	$158,016	$144,352	9%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$3.79	$3.25	17%
As of March 31, 2022 and 2021, we employed approximately 2,000 and 1,800 people, respectively, worldwide.
Three Months Ended March 31, 2022 versus March 31, 2021
Net Income Attributable to Evercore Inc. was $158.0 million for the three months ended March 31, 2022, an increase of $13.7 million, or 9%, compared to $144.4 million for the three months ended March 31, 2021. The changes in our operating results during these periods are described below.
Net Revenues were $722.9 million for the three months ended March 31, 2022, an increase of $60.5 million, or 9%, versus Net Revenues of $662.3 million for the three months ended March 31, 2021. Advisory Fees increased $112.6 million, or 22%, Underwriting Fees decreased $43.0 million, or 54%, and Commissions and Related Revenue decreased $2.6 million, or 5%, compared to the three months ended March 31, 2021. Asset Management and Administration Fees increased $2.2 million, or 14%, compared to the three months ended March 31, 2021. See "Business Segments" below for further information.
Other Revenue, Including Interest and Investments, decreased $9.0 million compared to the three months ended March 31, 2021, primarily driven by lower performance of our investment funds portfolio due to the overall market decline. The portfolio is used as an economic hedge against our deferred cash compensation program. This was partially offset by a $1.3 million gain on the sale of a portion of our interests in ABS during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information.

Total Operating Expenses were $513.5 million for the three months ended March 31, 2022, compared to $468.1 million for the three months ended March 31, 2021, an increase of $45.4 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $429.7 million for the three months ended March 31, 2022, an increase of $34.3 million, or 9%, versus expense of $395.4 million for the three months ended March 31, 2021. The increase in the amount of compensation recognized for the three months ended March 31, 2022 is in line with the increase in Net Revenues. Non-compensation expenses as a component of Operating Expenses were $83.8 million for the three months ended March 31, 2022, an increase of $11.1 million, or 15%, versus $72.7 million for the three months ended March 31, 2021. The increase was primarily driven by an increase in travel and related expenses, as travel slowed during the peak of the COVID pandemic and began to resume during the fourth quarter of 2021, as well as higher professional fees and inflationary pressures, all of which are continuing. Non-Compensation expenses per employee were approximately $42.4 thousand for the three months ended March 31, 2022, versus $40.3 thousand for the three months ended March 31, 2021.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 59.4% for the three months ended March 31, 2022, compared to 59.7% for the three months ended March 31, 2021.
Income from Equity Method Investments was $2.5 million for the three months ended March 31, 2022, compared to $3.0 million for the three months ended March 31, 2021. The decrease was driven by lower income earned by ABS, principally reflecting a decrease in our ownership following the sale of a portion of our interests during the first quarter of 2022. See Note 7 to our condensed consolidated financial statements for further information. This decrease was partially offset by an increase in earnings from our investments in Atalanta Sosnoff, Luminis and Seneca Evercore during the three months ended March 31, 2022.
The provision for income taxes for the three months ended March 31, 2022 was $34.8 million, which reflected an effective tax rate of 16.4%. The provision for income taxes for the three months ended March 31, 2021 was $31.7 million, which reflected an effective tax rate of 16.1%. The provision for income taxes for the three months ended March 31, 2022 and 2021 reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $19.0 million and $16.7 million, respectively. The provision for income taxes also reflects the effect of certain nondeductible expenses, including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $19.1 million for the three months ended March 31, 2022 compared to $21.2 million for the three months ended March 31, 2021. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income allocated to Evercore LP during the three months ended March 31, 2022, driven by the decrease in noncontrolling ownership interest during the first quarter of 2022. See Note 12 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended March 31,
	2022	2021	Change

	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees	$624,564	$511,918	22%
Underwriting Fees	36,306	79,257	(54%)
Commissions and Related Revenue	50,898	53,526	(5%)
Other Revenue, net(1)	(7,467)	2,584	NM
Net Revenues	704,301	647,285	9%
Expenses
Operating Expenses	500,572	456,526	10%
Other Expenses	—	7	NM
Total Expenses	500,572	456,533	10%
Operating Income	203,729	190,752	7%
Income from Equity Method Investments(2)	374	169	121%
Pre-Tax Income	$204,103	$190,921	7%
(1)Includes interest expense on Notes Payable and lines of credit of $4.3 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Equity in Luminis and Seneca Evercore is classified as Income from Equity Method Investments.

For the three months ended March 31, 2022, the dollar value of North American announced and completed M&A activity decreased 23% and increased 10%, respectively, compared to the three months ended March 31, 2021, and the dollar value of Global announced and completed M&A activity decreased 21% and increased 23%, respectively, compared to the three months ended March 31, 2021.

	For the Three Months Ended March 31,
	2022	2021	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$541	$704	(23%)
Value of North American M&A Deals Completed	$425	$386	10%
Value of Global M&A Deals Announced	$1,012	$1,288	(21%)
Value of Global M&A Deals Completed	$1,060	$864	23%
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	223	248	(10%)
Total Number of Fees of at Least $1 million from Advisory Client Transactions	86	103	(17%)
Total Number of Underwriting Transactions	14	39	(64%)
Total Number of Underwriting Transactions as a Bookrunner	13	31	(58%)
* Source: Refinitiv April 1, 2022
** Includes revenue generating clients
Investment Banking Results of Operations
Three Months Ended March 31, 2022 versus March 31, 2021
Investment Banking Net Revenues were $704.3 million for the three months ended March 31, 2022, compared to $647.3 million for the three months ended March 31, 2021, an increase of $57.0 million, or 9%. The increase in revenues for the three months ended March 31, 2022 was primarily driven by an increase of $112.6 million, or 22%, in Advisory Fees. Although the number of fees recognized in the three months ended March 31, 2022 declined compared to three months ended March 31, 2021, the growth in average fee size, which was driven by a number of large M&A fees during the first quarter of 2022, contributed to the increase in revenue. Underwriting Fees decreased $43.0 million, or 54%, compared to the three months ended March 31, 2021, reflecting a decrease in the number of transactions we participated in due to the decline in overall market issuances. Commissions and Related Revenue decreased $2.6 million, or 5%, compared to the three months ended March 31, 2021, primarily reflecting lower trading volumes, partially offset by increased revenues from research subscriptions and convertible securities. Other Revenue, net, decreased $10.1 million compared to the three months ended March 31, 2021, primarily driven by lower performance of our investment funds portfolio due to the overall market decline. The portfolio is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $500.6 million for the three months ended March 31, 2022, compared to $456.5 million for the three months ended March 31, 2021, an increase of $44.0 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $419.9 million for the three months ended March 31, 2022, compared to $386.7 million for the three months ended March 31, 2021, an increase of $33.2 million, or 9%. The increase in the amount of compensation recognized for the three months ended March 31, 2022 is in line with the increase in Net Revenues. Non-compensation expenses, as a component of Operating Expenses, were $80.7 million for the three months ended March 31, 2022, compared to $69.8 million for the three months ended March 31, 2021, an increase of $10.9 million, or 16%. Non-compensation operating expenses increased from the prior year, primarily driven by an increase in travel and related expenses, as travel slowed during the peak of the COVID pandemic and began to resume during the fourth quarter of 2021, as well as higher professional fees and inflationary pressures, all of which are continuing.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2022	2021	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$17,115	$14,949	14%
Other Revenue, net(1)	1,438	76	NM
Net Revenues	18,553	15,025	23%
Expenses
Operating Expenses	12,918	11,569	12%
Total Expenses	12,918	11,569	12%
Operating Income	5,635	3,456	63%
Income from Equity Method Investments(2)	2,138	2,855	(25%)
Pre-Tax Income	$7,773	$6,311	23%
(1)Includes a gain of $1.3 million for the three months ended March 31, 2022, resulting from the sale of a portion of our interests in ABS. See Note 7 to our unaudited condensed consolidated financial statements for further information.
(2)Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI (through January 1, 2022). In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of March 31, 2022, $0.7 million of previously distributed carried interest received from the funds was subject to repayment.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments. During the first quarter of 2022, we sold a portion of our interests in ABS. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Assets Under Management
AUM for our Wealth Management business of $11.6 billion at March 31, 2022 decreased $0.6 billion, or 5%, compared to $12.2 billion at December 31, 2021. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 75% of Level 1 investments, 21% of Level 2 investments and 4% of Level 3 investments as of March 31, 2022 and December 31, 2021.
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
The following table summarizes AUM activity for the three months ended March 31, 2022:

Wealth Management(1)

(dollars in millions)
Balance at December 31, 2021	$12,184
Inflows	363
Outflows	(333)
Market Appreciation (Depreciation)	(661)
Balance at March 31, 2022	$11,553

Unconsolidated Affiliates - Balance at March 31, 2022:
Atalanta Sosnoff	$8,119
ABS	$7,135
(1)Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $0.3 million and $76.3 million as of March 31, 2022 and December 31, 2021, respectively.
The following table represents the composition of AUM for Wealth Management as of March 31, 2022:

Wealth Management
Equities	66%
Fixed Income	20%
Liquidity(1)	9%
Alternatives	5%
Total	100%
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
For the three months ended March 31, 2022, AUM for Wealth Management decreased 5%, primarily reflecting a decrease due to market depreciation. Performance for the three months ended March 31, 2022 reflected:
•Wealth Management lagged the S&P 500 on a 1-year basis by approximately 5% and outperformed the S&P 500 on a 3-year basis by approximately 2%
•Wealth Management outperformed the fixed income composite on a 1-year basis by approximately 80 basis points and was flat against the fixed income composite on a 3-year basis
•The S&P 500 and fixed income composite were each down approximately 5%
AUM from our unconsolidated affiliates decreased 4% compared to December 31, 2021, reflecting declines in both Atalanta Sosnoff and ABS.

Three Months Ended March 31, 2022 versus March 31, 2021
Investment Management Net Revenues were $18.6 million for the three months ended March 31, 2022, compared to $15.0 million for the three months ended March 31, 2021, an increase of $3.5 million, or 23%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $2.2 million, or 14%, for the three months ended March 31, 2022 as associated AUM increased 9%, primarily from market appreciation. Other Revenue, net, increased $1.4 million from the three months ended March 31, 2021, primarily driven by a $1.3 million gain on the sale of a portion of our interests in ABS during the first quarter of 2022. Income from Equity Method Investments decreased 25% from the three months ended March 31, 2021, driven by lower income earned by ABS, principally reflecting a decrease in our ownership following the sale of a portion of our interests during the first quarter of 2022. See Note 7 to our condensed consolidated financial statements for further information. This decrease was partially offset by an increase in earnings from our investment in Atalanta Sosnoff.
Operating Expenses were $12.9 million for the three months ended March 31, 2022, compared to $11.6 million for the three months ended March 31, 2021, an increase of $1.3 million, or 12%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $9.8 million for the three months ended March 31, 2022, compared to $8.7 million for the three months ended March 31, 2021, an increase of $1.1 million, or 13%. Non-Compensation expenses, as a component of Operating Expenses, were $3.1 million for the three months ended March 31, 2022, compared to $2.9 million for the three months ended March 31, 2021, an increase of $0.2 million, or 7%.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of investment banking and investment management fees and the payment of operating expenses, including incentive compensation to our employees, interest expense on our Notes Payable and lines of credit and the payment of income taxes. Investment Banking advisory fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to private funds capital raising and certain fees related to the private capital businesses being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management business are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation during the first three months of each calendar year with respect to the prior year's results and prior years' deferred compensation. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are generally funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to invest our cash in highly liquid securities or bank certificates of deposit, deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares, and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. We periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$177,094	$165,551
Non-cash charges	136,046	106,528
Other operating activities	(799,360)	(602,190)
Operating activities	(486,220)	(330,111)
Investing activities	693,537	190,165
Financing activities	(329,185)	(280,497)
Effect of exchange rate changes	(1,531)	1,816
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(123,399)	(418,627)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	587,293	838,224
End of Period	$463,894	$419,597
Three Months Ended March 31, 2022. Cash, Cash Equivalents and Restricted Cash were $463.9 million at March 31, 2022, a decrease of $123.4 million versus Cash, Cash Equivalents and Restricted Cash of $587.3 million at December 31, 2021. Operating activities resulted in a net outflow of $486.2 million, primarily related to the payment of 2021 bonus awards and deferred cash compensation, partially offset by earnings. Cash of $693.5 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities and proceeds received for the sale of a portion of our interests in ABS, partially offset by net purchases of certificates of deposit and purchases of equipment and leasehold improvements, principally related to the expansion of our headquarters in New York. Financing activities during the period used cash of $329.2 million, primarily for purchases of treasury stock and noncontrolling interests and dividends and distributions to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
Three Months Ended March 31, 2021. Cash, Cash Equivalents and Restricted Cash were $419.6 million at March 31, 2021, a decrease of $418.6 million versus Cash, Cash Equivalents and Restricted Cash of $838.2 million at December 31, 2020. Operating activities resulted in a net outflow of $330.1 million, primarily related to the payment of 2020 bonus awards and deferred cash compensation, partially offset by earnings. Cash of $190.2 million was provided by investing activities primarily related to net proceeds from sales and maturities of investment securities, partially offset by the purchase of certificates of deposit and purchases of equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York. Financing activities during the period used cash of $280.5 million, primarily for purchases of treasury stock, the payment of our Notes Payable and dividends and distributions to noncontrolling interest holders, partially offset by the issuance of the 2021 Private Placement Notes. For further information, see Note 10 to our unaudited condensed consolidated financial statements. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
Liquidity and Capital Resources
General
Our current assets principally include Cash and Cash Equivalents, Investment Securities and Certificates of Deposit, Accounts Receivable and contract assets, included in Other Current Assets, relating to Investment Banking and Investment Management revenues. Our current liabilities principally include accrued expenses, accrued liabilities related to improvements in our leased facilities, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements and related investments are also made in the first quarter. From time to time, advances and/or commitments may also be granted to new employees at or near the date they begin employment, or to existing employees for the purpose of incentive or retention. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and certain other entities in accordance with our corporate estimated payment calendar; these payments are generally made quarterly. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with regulatory requirements. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking business, which is a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our Notes Payable, lines of credit and other financing arrangements as well as payments for income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. Certain of these tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments, including deferred compensation arrangements. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions, which may result from the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events, the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Likewise, our liquidity may be adversely impacted by our contractual obligations, including lease obligations. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred.
We assess our equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred. These circumstances could include unfavorable market conditions or the loss of key personnel of the investee.
For a further discussion of risks related to our business, refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Treasury Purchases
We periodically repurchase Class A Shares and/or LP Units into Treasury (including through the net settlement of equity awards) in order to offset the dilutive effect of equity awards granted as compensation (see Note 14 to our unaudited condensed consolidated financial statements for further information), or amounts in excess of that if management's review, discussed above, determines adequate cash is available. The amount of cash required for these share repurchases is a function of the mix of equity and deferred cash compensation awarded for the annual bonus awards (see further discussion on deferred compensation under Other Commitments below). In addition, we may from time to time, purchase noncontrolling interests in subsidiaries.
On April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we were able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. In addition, on February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2022, we repurchased 1,075,902 Class A Shares, at an average cost per share of $127.37, for $137.0 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2022, we repurchased 915,214 Class A Shares, at an average cost per share of $129.04, for $118.1 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,991,116 Class A Shares repurchased during the three months ended March 31, 2022 were acquired for aggregate purchase consideration of $255.1 million, at an average cost per share of $128.14.
Noncontrolling Interest Purchases
During the first quarter of 2022, we purchased, at fair value, an additional 0.4% of the EWM Class A Units for $1.4 million, which was included within Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2022. This purchase resulted in a decrease to Noncontrolling Interest of $0.1 million and a decrease to Additional-Paid-In-Capital of $1.4 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2022.
On December 31, 2021, we purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54.3 million. Our consideration for this transaction included the payment of $6.0 million of cash in 2021, $27.7 million of cash during the three months ended March 31, 2022, and contingent cash consideration which will be settled in early 2024. As of March 31, 2022 and December 31, 2021, the fair value of the contingent consideration is $20.0 million and $20.6 million, respectively, and is included within Other Long-term Liabilities on our Unaudited Condensed Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, we will also issue two separate payments in early 2023 and 2024, contingent on continued employment, and accordingly, will be treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the RECA business achieving certain revenue performance targets.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2022, we were in compliance with all of these covenants.

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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2022, we were in compliance with all of these covenants.
2021 Private Placement Notes
On March 29, 2021, we issued an aggregate of $38.0 million of senior notes, comprised of $38.0 million aggregate principal amount of our 1.97% Series I Notes, pursuant to the 2021 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2022, we were in compliance with all of these covenants.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of March 31, 2022. East amended this facility on October 29, 2021 such that, among other things, the interest rate provisions were LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date was extended to October 28, 2023. There were no drawings under this facility at March 31, 2022.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 30, 2020, of up to $30.0 million, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of March 31, 2022. East amended this facility on October 29, 2021 such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $55.0 million. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date was extended to October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at March 31, 2022.

On October 29, 2021, EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date will be October 28, 2023, unless prepayment is otherwise approved earlier by FINRA. There were no drawings under this facility at March 31, 2022.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments
We have long-term obligations for operating lease commitments, principally related to office space, which expire on various dates through 2035. See Note 8 to our unaudited condensed consolidated financial statements for anticipated current and future payments under these arrangements.
We have a long-term liability, Amounts Due Pursuant to Tax Receivable Agreements, which requires payments to certain current and former Senior Managing Directors.
Pursuant to deferred compensation and deferred consideration arrangements, we expect to make cash payments in future periods, including related to our Long-term Incentive Plans, Deferred Cash Compensation Program and other deferred compensation arrangements. Further, we make investments to hedge the economic risk of the return on deferred compensation. For further information, including timing of payments, see Notes 6 and 14 to our unaudited condensed consolidated financial statements.
Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 16 to our unaudited condensed consolidated financial statements.
We have a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. For further information see above and Notes 12 and 15 to our unaudited condensed consolidated financial statements.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.7 million and $6.1 million as of March 31, 2022 and December 31, 2021, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. See Note 15 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2022 included $454.8 million of Cash and Cash Equivalents and $1.1 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of March 31, 2022, the fair value of our investments with these products, based on closing prices, was $163.3 million.

We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $16.3 million, $32.7 million and $49.0 million, respectively, for the three months ended March 31, 2022.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.3 million for the three months ended March 31, 2022.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our European, Asian and Latin American revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2022, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($3.0) million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We reversed bad debt expense of approximately $0.5 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022 and December 31, 2021, total receivables recorded in Accounts Receivable amounted to $313.7 million and $351.7 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $75.2 million and $87.8 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of March 31, 2022, total contract assets recorded in Other Current Assets and Other Assets amounted to $44.6 million and $8.5 million, respectively. As of December 31, 2021, total contract assets recorded in Other Current Assets and Other Assets amounted to $14.1 million and $12.9 million, respectively.

With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2022, we had Investment Securities of $939.5 million, of which 83% were treasury bills.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2022	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	574	$136.20	—	5,311,647
February 1 to February 28	1,868,073	128.34	1,075,902	9,959,215
March 1 to March 31	122,469	125.00	—	9,959,215
Total January 1 to March 31	1,991,116	$128.14	1,075,902	9,959,215
(1)Includes the repurchase of 915,214 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2022.
(2)On April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we were able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. In addition, on February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: May 6, 2022

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ CELESTE MELLET
Name:	Celeste Mellet
Title:	Chief Financial Officer