Form 10-Q
period 2022-06-30
Evercore Inc.
filed 2022-08-03
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 22, 2022 was 39,144,156. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 22, 2022 was 50 (excluding 50 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and Cash Equivalents	$444,306	$578,317
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $462,544 and $706,826 at June 30, 2022 and December 31, 2021, respectively)	1,135,700	1,784,639
Accounts Receivable (net of allowances of $1,447 and $2,704 at June 30, 2022 and December 31, 2021, respectively)	317,990	351,668
Receivable from Employees and Related Parties	21,207	25,208
Other Current Assets	156,808	58,533
Total Current Assets	2,076,011	2,798,365
Investments	42,904	75,176
Deferred Tax Assets	268,299	248,077
Operating Lease Right-of-Use Assets	245,154	263,329
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $176,376 and $165,857 at June 30, 2022 and December 31, 2021, respectively)	147,449	148,589
Goodwill	123,429	128,246
Intangible Assets (net of accumulated amortization of $3,476 and $3,294 at June 30, 2022 and December 31, 2021, respectively)	154	336
Other Assets	108,088	140,539
Total Assets	$3,011,488	$3,802,657
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$505,222	$1,109,716
Accounts Payable and Accrued Expenses	38,224	31,633
Payable to Employees and Related Parties	56,436	58,876
Operating Lease Liabilities	45,120	47,321
Taxes Payable	4,449	20,980
Other Current Liabilities	21,361	28,610
Total Current Liabilities	670,812	1,297,136
Operating Lease Liabilities	278,773	297,473
Notes Payable	371,707	376,243
Amounts Due Pursuant to Tax Receivable Agreements	70,770	70,209
Other Long-term Liabilities	98,717	126,315
Total Liabilities	1,490,779	2,167,376
Commitments and Contingencies (Note 15)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 79,597,763 and 74,804,288 issued at June 30, 2022 and December 31, 2021, respectively, and 39,137,078 and 37,903,430 outstanding at June 30, 2022 and December 31, 2021, respectively)	796	748
Class B, par value $0.01 per share (1,000,000 shares authorized, 50 and 53 issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	—	—
Additional Paid-In-Capital	2,746,245	2,458,779
Accumulated Other Comprehensive Income (Loss)	(31,371)	(12,086)
Retained Earnings	1,607,976	1,418,382
Treasury Stock at Cost (40,460,685 and 36,900,858 shares at June 30, 2022 and December 31, 2021, respectively)	(2,973,087)	(2,545,452)
Total Evercore Inc. Stockholders' Equity	1,350,559	1,320,371
Noncontrolling Interest	170,150	314,910
Total Equity	1,520,709	1,635,281
Total Liabilities and Equity	$3,011,488	$3,802,657
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Investment Banking:
Advisory Fees	$576,245	$560,814	$1,200,809	$1,072,732
Underwriting Fees	13,516	48,048	49,822	127,305
Commissions and Related Revenue	52,485	50,725	103,383	104,251
Asset Management and Administration Fees	15,968	16,183	33,083	31,132
Other Revenue, Including Interest and Investments	(23,039)	16,401	(24,818)	23,631
Total Revenues	635,175	692,171	1,362,279	1,359,051
Interest Expense	4,258	4,306	8,508	8,876
Net Revenues	630,917	687,865	1,353,771	1,350,175
Expenses
Employee Compensation and Benefits	388,971	407,798	818,706	803,188
Occupancy and Equipment Rental	19,608	17,513	38,785	36,222
Professional Fees	27,767	21,401	51,913	43,008
Travel and Related Expenses	14,786	3,715	22,612	6,007
Communications and Information Services	14,384	14,080	30,412	28,109
Depreciation and Amortization	6,597	7,151	13,707	13,792
Execution, Clearing and Custody Fees	2,631	2,913	5,428	6,465
Special Charges, Including Business Realignment Costs	532	—	532	—
Acquisition and Transition Costs	—	—	—	7
Other Operating Expenses	9,459	6,281	16,130	12,156
Total Expenses	484,735	480,852	998,225	948,954
Income Before Income from Equity Method Investments and Income Taxes	146,182	207,013	355,546	401,221
Income from Equity Method Investments	2,274	3,394	4,786	6,418
Income Before Income Taxes	148,456	210,407	360,332	407,639
Provision for Income Taxes	38,562	46,478	73,344	78,159
Net Income	109,894	163,929	286,988	329,480
Net Income Attributable to Noncontrolling Interest	14,267	23,570	33,345	44,769
Net Income Attributable to Evercore Inc.	$95,627	$140,359	$253,643	$284,711
Net Income Attributable to Evercore Inc. Common Shareholders	$95,627	$140,359	$253,643	$284,711
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,834	40,667	39,507	41,010
Diluted	41,108	43,661	41,395	44,053
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$2.40	$3.45	$6.42	$6.94
Diluted	$2.33	$3.21	$6.13	$6.46

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$109,894	$163,929	$286,988	$329,480
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain on Securities and Investments, net	304	453	307	495
Foreign Currency Translation Adjustment Gain (Loss), net	(18,519)	886	(21,539)	2,439
Other Comprehensive Income (Loss)	(18,215)	1,339	(21,232)	2,934
Comprehensive Income	91,679	165,268	265,756	332,414
Comprehensive Income Attributable to Noncontrolling Interest	12,593	23,739	31,398	45,172
Comprehensive Income Attributable to Evercore Inc.	$79,086	$141,529	$234,358	$287,242

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2022	79,460,450	$795	$2,679,900	$(14,830)	$1,544,765	(38,891,974)	$(2,800,593)	$177,632	$1,587,669
Net Income	—	—	—	—	95,627	—	—	14,267	109,894
Other Comprehensive Income (Loss)	—	—	—	(16,541)	—	—	—	(1,674)	(18,215)
Treasury Stock Purchases	—	—	—	—	—	(1,568,711)	(172,494)	—	(172,494)
Evercore LP Units Exchanged for Class A Common Stock	26,200	—	1,655	—	—	—	—	(1,530)	125
Equity-based Compensation Awards	111,113	1	64,690	—	—	—	—	6,308	70,999
Dividends	—	—	—	—	(32,416)	—	—	—	(32,416)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(24,853)	(24,853)
Balance at June 30, 2022	79,597,763	$796	$2,746,245	$(31,371)	$1,607,976	(40,460,685)	$(2,973,087)	$170,150	$1,520,709

	For the Six Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2021	74,804,288	$748	$2,458,779	$(12,086)	$1,418,382	(36,900,858)	$(2,545,452)	$314,910	$1,635,281
Net Income	—	—	—	—	253,643	—	—	33,345	286,988
Other Comprehensive Income (Loss)	—	—	—	(19,285)	—	—	—	(1,947)	(21,232)
Treasury Stock Purchases	—	—	—	—	—	(3,559,827)	(427,635)	—	(427,635)
Evercore LP Units Exchanged for Class A Common Stock	2,572,605	26	163,689	—	—	—	—	(159,307)	4,408
Equity-based Compensation Awards	2,220,870	22	125,138	—	—	—	—	12,529	137,689
Dividends	—	—	—	—	(64,049)	—	—	—	(64,049)
Noncontrolling Interest (Note 12)	—	—	(1,361)	—	—	—	—	(29,380)	(30,741)
Balance at June 30, 2022	79,597,763	$796	$2,746,245	$(31,371)	$1,607,976	(40,460,685)	$(2,973,087)	$170,150	$1,520,709

	For the Three Months Ended June 30, 2021
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2021	74,521,960	$745	$2,322,421	$(8,397)	$914,120	(33,385,488)	$(2,059,581)	$265,089	$1,434,397
Net Income	—	—	—	—	140,359	—	—	23,570	163,929
Other Comprehensive Income	—	—	—	1,170	—	—	—	169	1,339
Treasury Stock Purchases	—	—	—	—	—	(1,367,984)	(189,952)	—	(189,952)
Evercore LP Units Exchanged for Class A Common Stock	20,550	—	1,555	—	—	—	—	(1,033)	522
Equity-based Compensation Awards	45,673	1	59,749	—	—	—	—	3,011	62,761
Dividends	—	—	—	—	(31,219)	—	—	—	(31,219)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(16,510)	(16,510)
Balance at June 30, 2021	74,588,183	$746	$2,383,725	$(7,227)	$1,023,260	(34,753,472)	$(2,249,533)	$274,296	$1,425,267

	For the Six Months Ended June 30, 2021
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2020	72,195,283	$722	$2,266,136	$(9,758)	$798,573	(31,445,058)	$(1,824,727)	$258,428	$1,489,374
Net Income	—	—	—	—	284,711	—	—	44,769	329,480
Other Comprehensive Income	—	—	—	2,531	—	—	—	403	2,934
Treasury Stock Purchases	—	—	—	—	—	(3,308,414)	(424,806)	—	(424,806)
Evercore LP Units Exchanged for Class A Common Stock	140,693	1	8,766	—	—	—	—	(6,747)	2,020
Equity-based Compensation Awards	2,252,207	23	111,649	—	—	—	—	6,107	117,779
Dividends	—	—	—	—	(60,024)	—	—	—	(60,024)
Noncontrolling Interest (Note 12)	—	—	(2,826)	—	—	—	—	(28,664)	(31,490)
Balance at June 30, 2021	74,588,183	$746	$2,383,725	$(7,227)	$1,023,260	(34,753,472)	$(2,249,533)	$274,296	$1,425,267

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net Income	$286,988	$329,480
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	28,678	(22,193)
Equity Method Investments, Including Gain on Sale	3,968	5,038
Equity-Based and Other Deferred Compensation	238,641	202,186
Noncash Lease Expense	18,760	20,311
Depreciation, Amortization and Accretion	14,386	14,129
Bad Debt Expense	1,503	(1,766)
Deferred Taxes	(8,369)	3,982
Decrease (Increase) in Operating Assets:
Investment Securities	(528)	(1,946)
Accounts Receivable	21,713	42,638
Receivable from Employees and Related Parties	3,917	4,558
Other Assets	(67,406)	(20,482)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(705,445)	(359,317)
Accounts Payable and Accrued Expenses	5,865	6,001
Payables to Employees and Related Parties	25,801	23,791
Taxes Payable	(16,531)	(10,537)
Other Liabilities	(20,561)	(121,415)
Net Cash Provided by (Used In) Operating Activities	(168,620)	114,458
Cash Flows From Investing Activities
Investments Purchased	—	(1,355)
Proceeds from Redemption of G5 Debt Security in 2021 and Sale of Investments in 2022	18,300	11,779
Distributions of Private Equity Investments	27	171
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	1,703,871	992,836
Purchases of Investment Securities	(1,078,819)	(852,579)
Maturity of Certificates of Deposit	138,305	—
Purchase of Certificates of Deposit	(154,640)	(122,510)
Purchase of Furniture, Equipment and Leasehold Improvements	(11,449)	(16,374)
Net Cash Provided by Investing Activities	615,595	11,968
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	300	1,107
Distributions to Noncontrolling Interests	(32,541)	(29,642)
Payment of Notes Payable	(67,000)	(38,000)
Issuance of Notes Payable	67,000	38,000
Debt Issuance Costs and Make-Whole Amount	(1,641)	(355)
Purchase of Treasury Stock and Noncontrolling Interests	(457,068)	(423,188)
Dividends	(70,868)	(65,139)
Net Cash Provided by (Used in) Financing Activities	(561,818)	(517,217)
Effect of Exchange Rate Changes on Cash	(19,056)	3,558
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(133,899)	(387,233)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	587,293	838,224
Cash, Cash Equivalents and Restricted Cash – End of Period	$453,394	$450,991
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$9,164	$8,912
Payments for Income Taxes	$140,187	$70,772
Accrued Dividends	$8,362	$7,096
Settlement of Sale of Trilantic VI	$9,188	$—
Receipt of Equity Securities in Settlement of Accounts Receivable	$—	$1,955
Debt Issuance Costs Accrued	$185	$—

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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") and Evercore Partners Canada Ltd. ("Evercore Canada") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing and Evercore Canada, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing and Evercore Canada assets of $520,319 and liabilities of $203,531 at June 30, 2022 and assets of $446,736 and liabilities of $260,426 at December 31, 2021.
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
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment Banking:
Advisory Fees	$576,245	$560,814	$1,200,809	$1,072,732
Underwriting Fees	13,516	48,048	49,822	127,305
Commissions and Related Revenue	52,485	50,725	103,383	104,251
Total Investment Banking	$642,246	$659,587	$1,354,014	$1,304,288

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$15,968	$16,183	$33,083	$31,132
Total Investment Management	$15,968	$16,183	$33,083	$31,132
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the six months ended June 30, 2022 and 2021 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Six Months Ended June 30, 2022
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2022	$351,668	$87,764	$14,092	$12,945	$9,257	$147
Increase (Decrease)	(33,678)	(24,418)	51,177	(11,407)	366	—
Balance at June 30, 2022	$317,990	$63,346	$65,269	$1,538	$9,623	$147

	For the Six Months Ended June 30, 2021
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2021	$368,346	$70,975	$29,327	$5,283	$9,373	$147
Increase (Decrease)	(39,803)	5,011	25,438	1,380	2,280	—
Balance at June 30, 2021	$328,543	$75,986	$54,765	$6,663	$11,653	$147
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
The Company recognized revenue of $6,297 and $10,505 on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively, and $5,609 and $8,076 for the three and six months ended June 30, 2021, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and six months ended June 30, 2022 and 2021 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$2,054	$2,017	$2,704	$5,372
Bad debt expense, net of reversals	2,022	(28)	1,503	(1,766)
Write-offs, foreign currency translation and other adjustments	(2,629)	154	(2,760)	(1,463)
Ending Balance	$1,447	$2,143	$1,447	$2,143
The change in the balance during the three and six months ended June 30, 2022 is primarily related to the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of June 30, 2022, by year of origination:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	Amortized Carrying Value by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$6,753	$37,739	$16,865	$3,527	$—	$—	$64,884
Note 5 – Related Parties
Investment Banking Revenue includes advisory fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $4,251 and $7,111 for the three and six months ended June 30, 2022, respectively, and $16,052 and $23,087 for the three and six months ended June 30, 2021, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $21,694 and $20,397 as of June 30, 2022 and December 31, 2021, respectively. See Note 14 for further information.
Note 6 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022				December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$462,544	$346	$—	$462,890	$706,826	$37	$16	$706,847
Equity Securities	558	—	147	411	666	193	—	859
Debt Securities Carried by EGL	389,290	570	—	389,860	784,813	43	14	784,842
Investment Funds	143,276	358	9,658	133,976	111,682	39,191	—	150,873
Total Investment Securities (carried at fair value)	$995,668	$1,274	$9,805	$987,137	$1,603,987	$39,464	$30	$1,643,421

Certificates of Deposit (carried at contract value)				148,563				141,218

Total Investment Securities and Certificates of Deposit				$1,135,700				$1,784,639
Scheduled maturities of the Company's available-for-sale debt securities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$462,544	$462,890	$706,826	$706,847
Total	$462,544	$462,890	$706,826	$706,847
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries, and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at June 30, 2022 and has not recorded a credit allowance on these securities.
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
included in earnings. The Company had net realized losses of ($34) for the six months ended June 30, 2022 and ($11) for the six months ended June 30, 2021.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($459) and ($448) for the three and six months ended June 30, 2022, respectively, and ($267) and $1,860 for the three and six months ended June 30, 2021, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of $507 and $528 for the three and six months ended June 30, 2022, respectively, and ($4) and ($9) for the three and six months ended June 30, 2021, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($26,353) and ($31,516) for the three and six months ended June 30, 2022, respectively, and $9,774 and $16,002 for the three and six months ended June 30, 2021, respectively.
Certificates of Deposit
At June 30, 2022 and December 31, 2021, the Company held certificates of deposit of $148,563 and $141,218, respectively, with certain banks with original maturities of four months or less when purchased.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of June 30, 2022 and December 31, 2021 was as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2022	December 31, 2021
ABS	$18,986	$40,977
Atalanta Sosnoff	10,865	10,948
Luminis	5,757	6,158
Seneca Evercore	448	507
Total	$36,056	$58,590

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
In January 2022, the Company entered into an agreement to sell a portion of its interest in ABS. This transaction closed on March 28, 2022 and resulted in the reduction of the Company's ownership interest from 46% to 26%. The Company received cash of $18,300 as consideration for its interests sold and recorded a gain of $1,294 for the six months ended June 30, 2022, included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statement of Operations.
At June 30, 2022, the Company's ownership interest in ABS was 26%. This investment resulted in earnings of $1,171 and $2,370 for the three and six months ended June 30, 2022, respectively, and $2,295 and $4,490 for the three and six months ended June 30, 2021, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At June 30, 2022, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $939 and $1,878 for the three and six months ended June 30, 2022, respectively, and $550 and $1,210 for the three and six months ended June 30, 2021, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At June 30, 2022, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $102 and $390 for the three and six months ended June 30, 2022, respectively, and $549 and $718 for the three and six months ended June 30, 2021, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Seneca Evercore
On July 7, 2021, the Company acquired a 20% interest in Seneca Evercore for $500 and maintains proportional representation on the board of directors of Seneca Evercore (but not less than one director) following this transaction. The Company accounts for its interest under the equity method of accounting. This investment resulted in earnings of $62 and $148 for the three and six months ended June 30, 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statement of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Other

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 for each of the three months ended June 30, 2022 and 2021 and $158 for each of the six months ended June 30, 2022 and 2021.
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
A summary of the Company's investments in the private equity funds as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Glisco II, Glisco III and Glisco IV	$3,582	$3,479
Trilantic IV, Trilantic V and Trilantic VI	2,658	12,210
Total Private Equity Funds	$6,240	$15,689
Net realized and unrealized gains (losses) on private equity fund investments were $19 and ($64) for the three and six months ended June 30, 2022, respectively, and ($17) and $22 for the three and six months ended June 30, 2021, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2022, $703 of previously distributed carried interest received from the funds was subject to repayment.
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
General Partners of Private Equity Funds which are VIEs
Following the Glisco transaction, the Company concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,225 and $3,408 included in its Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2022 and December 31, 2021, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of June 30, 2022 and December 31, 2021 was $5,524 and $5,715, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $608 and $676 as of June 30, 2022 and December 31, 2021, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment was fully amortized as of June 30, 2022 and had a balance of $221 as of December 31, 2021.
Note 8 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $12,769 and $25,609 for the three and six months ended June 30, 2022, respectively, and $12,334 and $24,500 for the three and six months ended June 30, 2021, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses, of $1,744 and $3,644 for the three and six months ended June 30, 2022, respectively, and $1,766 and $3,618 for the three and six months ended June 30, 2021, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,616 as of June 30, 2022 and December 31, 2021, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,258 and $2,501 for the three and six months ended June 30, 2022, respectively, and $1,144 and $2,651 for the three and six months ended June 30, 2021, respectively.
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
The Company incurred net operating cash outflows of $30,201 and $22,893 for the six months ended June 30, 2022 and 2021, respectively, related to its operating leases, which was net of cash received from lease incentives of $332 and $4,144 for the six months ended June 30, 2022 and 2021, respectively.
Other information as it relates to the Company's operating leases is as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$1,585	$12,327	$7,192	$14,211

			June 30, 2022	June 30, 2021
Weighted-average remaining lease term - operating leases			10.7 years	11.2 years
Weighted-average discount rate - operating leases			3.91%	4.02%
As of June 30, 2022, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2022 (July 1 through December 31)	$29,804
2023	45,266
2024	37,153
2025	38,712
2026	38,497
Thereafter	216,888
Total lease payments	406,320
Less: Tenant Improvement Allowances	(5,949)
Less: Imputed Interest	(76,478)
Present value of lease liabilities	323,893
Less: Current lease liabilities	(45,120)
Long-term lease liabilities	$278,773
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces by the end of 2023. These spaces will have lease terms of 3 to 13 years once the Company has taken possession. The additional future payments under these arrangements are $230,009 as of June 30, 2022.
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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$389,860	$—	$—	$389,860
Other Debt and Equity Securities(1)	469,187	—	—	469,187
Investment Funds	133,976	—	—	133,976
Total Assets Measured At Fair Value	$993,023	$—	$—	$993,023

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$784,842	$—	$—	$784,842
Other Debt and Equity Securities(1)	710,706	—	—	710,706
Investment Funds	150,873	—	—	150,873
Total Assets Measured At Fair Value	$1,646,421	$—	$—	$1,646,421
(1)Includes $5,886 and $3,000 of treasury bills and notes classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		June 30, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$438,420	$438,420	$—	$—	$438,420
Certificates of Deposit	148,563	—	148,563	—	148,563
Receivables(1)	381,336	—	379,522	—	379,522
Contract Assets(2)	66,807	—	66,717	—	66,717
Receivable from Employees and Related Parties	21,207	—	21,207	—	21,207
Closely-held Equity Securities	608	—	—	608	608
Financial Liabilities:
Accounts Payable and Accrued Expenses	$38,224	$—	$38,224	$—	$38,224
Payable to Employees and Related Parties	56,436	—	56,436	—	56,436
Notes Payable	371,707	—	369,191	—	369,191

		December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$575,317	$575,317	$—	$—	$575,317
Certificates of Deposit	141,218	—	141,218	—	141,218
Receivables(1)	439,432	—	436,749	—	436,749
Contract Assets(2)	27,037	—	25,986	—	25,986
Receivable from Employees and Related Parties	25,208	—	25,208	—	25,208
Closely-held Equity Securities	676	—	—	676	676
Financial Liabilities:
Accounts Payable and Accrued Expenses	$31,633	$—	$31,633	$—	$31,633
Payable to Employees and Related Parties	58,876	—	58,876	—	58,876
Notes Payable	376,243	—	390,288	—	390,288
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of June 30, 2022, the Company was in compliance with all of these covenants.
In March 2021, the Company repaid the $38,000 aggregate principal amount of its Series A Notes. On June 28, 2022, the Company prepaid the $67,000 aggregate principal amount of its Series B Notes plus the applicable make-whole amount. In conjunction with the June 2022 prepayment and the acceleration of the remaining debt issuance costs, the Company recorded a loss of $456 for the three and six months ended June 30, 2022, included within Special Charges, Including Business Realignment Costs, on the Unaudited Condensed Consolidated Statements of Operations.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2022, the Company was in compliance with all of these covenants.
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
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2022, the Company was in compliance with all of these covenants.
2022 Private Placement Notes

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
On June 28, 2022, the Company issued $67,000 aggregate principal amount of its 4.61% Series J senior notes due November 15, 2028 (the "Series J Notes" or the "2022 Private Placement Notes"), pursuant to a note purchase agreement (the "2022 Note Purchase Agreement") dated as of June 28, 2022, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2022, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of June 30, 2022 and December 31, 2021:

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	June 30, 2022	December 31, 2021
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	$—	$66,829
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,740	47,710
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,883	16,874
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,442	74,407
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,523	59,500
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,667	39,655
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	30,188	33,564
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,744	37,704
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	65,520	—
Total			$371,707	$376,243
(a)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 11 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on July 26, 2022, a quarterly cash dividend of $0.72 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of August 26, 2022, which will be paid on September 9, 2022. During the three and six months ended June 30, 2022, the Company declared and paid dividends of $0.72 and $1.40 per share, respectively, totaling $28,182 and $55,687, respectively, and accrued deferred cash dividends on unvested restricted stock units ("RSUs") totaling $4,234 and $8,362, respectively. The Company also paid deferred cash dividends of $1,067 and $15,181 during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the Company declared and paid dividends of $0.68 and $1.29 per share, respectively, totaling $27,534 and $52,928, respectively, and accrued deferred cash dividends on unvested RSUs totaling $3,685 and $7,096, respectively. The Company also paid deferred cash dividends of $191 and $12,211 during the three and six months ended June 30, 2021, respectively.
Treasury Stock – During the three months ended June 30, 2022, the Company purchased 57 Class A Shares from employees at an average cost per share of $110.92, primarily for the net settlement of stock-based compensation awards, and 1,512 Class A Shares at an average cost per share of $109.92 pursuant to the Company's share repurchase program. The aggregate 1,569 Class A Shares were purchased at an average cost per share of $109.96, and the result of these purchases was an increase in Treasury Stock of $172,494 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2022.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
During the six months ended June 30, 2022, the Company purchased 972 Class A Shares from employees at an average cost per share of $127.99, primarily for the net settlement of stock-based compensation awards, and 2,588 Class A Shares at an average cost per share of $117.18 pursuant to the Company's share repurchase program. The aggregate 3,560 Class A Shares were purchased at an average cost per share of $120.13, and the result of these purchases was an increase in Treasury Stock of $427,635 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2022.
LP Units – During the three and six months ended June 30, 2022, 26 and 2,573 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares, resulting in an increase to Class A Common Stock of $26 for the six months ended June 30, 2022, and an increase to Additional Paid-In-Capital of $1,530 and $159,281 for the three and six months ended June 30, 2022, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2022. See Note 12 for further information.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2022, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,262) and ($26,109), respectively.
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

	June 30,
	2022	2021
Subsidiary:
Evercore LP	6%	11%
Evercore Wealth Management ("EWM")(1)	25%	25%
Real Estate Capital Advisory ("RECA")(2)	—%	38%
(1) Noncontrolling Interests represent a blended rate for multiple classes of interests in EWM.
(2) Noncontrolling Interests represent the Class R Interests of Private Capital Advisory L.P.
The Noncontrolling Interests for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A Shares.
During the period January 1, 2023 through December 31, 2023, the Company has the option to purchase, at fair value, a portion of the outstanding EWM Class A Units such that the noncontrolling interest holders would continue to hold no less than 25% of the outstanding units following the transaction. This transaction may be settled in cash, Evercore LP Units or Class A shares of the Company, at the Company’s discretion. If the Company has not exercised its option prior to the end of the option period, or the noncontrolling interest holders continue to hold greater than 25% of the outstanding units following the transaction, the noncontrolling interest holders may exchange their interests for Evercore LP Units, at fair value, sufficient to reduce their outstanding interest to 25%. As of June 30, 2022, the EWM members held 25% of the outstanding EWM Units.
Changes in Noncontrolling Interest for the three and six months ended June 30, 2022 and 2021 were as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$177,632	$265,089	$314,910	$258,428

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	14,267	23,570	33,345	44,769
Other Comprehensive Income (Loss)	(1,674)	169	(1,947)	403
Total Comprehensive Income	12,593	23,739	31,398	45,172

Evercore LP Units Exchanged for Class A Shares	(1,530)	(1,033)	(159,307)	(6,747)

Amortization and Vesting of LP Units	6,308	3,011	12,529	6,107

Other Items:
Distributions to Noncontrolling Interests	(24,853)	(16,748)	(29,593)	(29,642)
Issuance of Noncontrolling Interest	—	238	300	1,345
Purchase of Noncontrolling Interest	—	—	(87)	(367)
Total Other Items	(24,853)	(16,510)	(29,380)	(28,664)

Ending balance	$170,150	$274,296	$170,150	$274,296
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains on securities and investments, net, of $28 for the three and six months ended June 30, 2022 and $62 and $68 for the three and six months ended June 30, 2021, respectively, and foreign currency translation adjustment gains (losses), net, of ($1,702) and ($1,975) for the three and six months ended June 30, 2022, respectively, and $107 and $335 for the three and six months ended June 30, 2021, respectively.
LP Units Exchanged – On February 24, 2022, the Company entered into an agreement (the "Exchange Agreement") with ISI Holding, Inc. ("ISI Holding"), the principal stockholder of which is Ed Hyman, an executive officer of the Company. Pursuant to the Exchange Agreement, ISI Holding exercised its existing conversion rights under the terms of the partnership agreement of Evercore LP to exchange (the "Exchange") all 2,545 of the Class E limited partnership units of Evercore LP ("Class E LP Units") owned by it for 2,545 Class A Shares. Following the Exchange, ISI Holding liquidated and distributed the Class A Shares received in the Exchange to its stockholders in accordance with their ownership interests in ISI Holding. The parties have relied on the exemption from the registration requirements of the Securities Act of 1933 under Section 4(a)(2) thereof for the Exchange.
During the three and six months ended June 30, 2022, an aggregate of 26 and 2,573 LP Units, respectively, were exchanged for Class A Shares, including the Class E LP Units described above. These exchanges resulted in a decrease to Noncontrolling Interest of $1,530 and $159,307 for the three and six months ended June 30, 2022, respectively, an increase to Additional-Paid-In-Capital of $1,530 and $159,281 for the three and six months ended June 30, 2022, respectively, and an increase to Class A Common Stock of $26 for the six months ended June 30, 2022 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2022. See Note 11 for further information.
Interests Issued – During the first quarter of 2021, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $975 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2021.
Interests Purchased – During the first quarter of 2022, the Company purchased, at fair value, an additional 0.4% of the EWM Class A Units for $1,448, which was settled in cash during the three months ended June 30, 2022. This purchase resulted in a decrease to Noncontrolling Interest of $87 and a decrease to Additional-Paid-In-Capital of $1,361 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2022.

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
On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54,297. Consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash during the six months ended June 30, 2022, and contingent cash consideration which will be settled in early 2024. As of June 30, 2022 and December 31, 2021, the fair value of the contingent consideration is $17,309 and $20,587, respectively, and is included within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. For the three and six months ended June 30, 2022, the Company recognized a reversal of expense of $2,701 and $3,278, respectively, within Other Operating Expenses on the Unaudited Condensed Consolidated Statements of Operations, related to the change in fair value of the contingent consideration. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. This purchase resulted in a decrease to Noncontrolling Interest of $7,137 and a decrease to Additional Paid-In-Capital of $47,160 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition on December 31, 2021. In conjunction with this transaction, the Company will also issue two separate payments in early 2023 and 2024, contingent on continued employment with the Company, and accordingly, will be treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the RECA business achieving certain revenue performance targets.
Note 13 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and six months ended June 30, 2022 and 2021 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$95,627	$140,359	$253,643	$284,711
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,834	40,667	39,507	41,010
Basic net income per share attributable to Evercore Inc. common shareholders	$2.40	$3.45	$6.42	$6.94
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$95,627	$140,359	$253,643	$284,711
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)	(a)
Diluted net income attributable to Evercore Inc. common shareholders	$95,627	$140,359	$253,643	$284,711
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,834	40,667	39,507	41,010
Assumed exchange of LP Units for Class A Shares(a)	—	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method	1,146	2,514	1,631	2,563
Shares that are contingently issuable(b)	128	480	257	480
Diluted weighted average Class A Shares outstanding	41,108	43,661	41,395	44,053
Diluted net income per share attributable to Evercore Inc. common shareholders	$2.33	$3.21	$6.13	$6.46
(a)The Company has outstanding Class A and E LP Units, Class I limited partnership units of Evercore LP ("Class I LP Units") and Class K limited partnership units of Evercore LP ("Class K LP Units"), which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and six months ended June 30, 2022 and 2021, the Class A, E, I and K LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,656 and 3,296 for the three and six months ended June 30, 2022, respectively, and 4,848 and 4,887 for the three and six months ended June 30, 2021, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $11,664 and $26,731 for the three and six months ended June 30, 2022, respectively, and $17,159 and $34,170 for the three and six months ended June 30, 2021, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(b)The Company previously had outstanding Class I-P units of Evercore LP ("Class I-P Units") which were contingently exchangeable into Class I LP Units, and ultimately Class A Shares, and has outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. On March 1, 2022, all of the Class I-P Units converted to Class I LP Units. See Note 14 for further information. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P Units and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period. The units that were assumed to be converted to an equal number of Class A Shares for purposes of computing diluted net income per share attributable to Evercore Inc. common shareholders were 128 and 257 for the three and six months ended June 30, 2022, respectively, and 480 for each of the three and six months ended June 30, 2021.
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
Note 14 – Share-Based and Other Deferred Compensation
LP Units
Class I-P Units – In November 2016, the Company awarded 400 Class I-P Units in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman). These Class I-P Units converted into 400 Class I LP Units (which are exchangeable on a one-for-one basis to Class A Shares), upon the achievement of certain market and service conditions on March 1, 2022. Compensation expense related to this award was $753 for the six months ended June 30, 2022 and $1,130 and $2,366 for the three and six months ended June 30, 2021, respectively.
Class K-P Units – In November 2017, the Company awarded 64 Class K-P Units to an employee of the Company. These Class K-P Units converted into 80 Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), upon the achievement of certain defined benchmark results relating to the employee's business and continued service through December 31, 2021.
In June 2019, the Company awarded 220 Class K-P Units to an employee of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent and based upon the achievement of certain defined benchmark results relating to the employee's business and continued service through February 4, 2023 for the first tranche, which consists of 120 Class K-P Units, and February 4, 2028 for the second tranche, which consists of 100 Class K-P Units.
In December 2021, the Company awarded 400 Class K-P Units to certain employees of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through December 31, 2025. As this award contains market, performance and service conditions, the expense for this award will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance and service conditions.
These Class K-P Units in the aggregate may convert into a maximum of 1,180 Class K LP Units, contingent upon the achievement of certain defined benchmarks and continued service, as described above. The Company determined the grant date fair value of these awards probable to vest as of June 30, 2022 to be $100,877, related to 946 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $6,308 and $11,776 for the three and six months ended June 30, 2022, respectively, and $1,881 and $3,741 for the three and six months ended June 30, 2021, respectively.
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
Stock Incentive Plan
During 2020, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Amended 2016 Plan"). During the second quarter of 2022, the Company's stockholders approved the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Second Amended 2016 Plan"), which amended the Amended 2016 Plan. The Second Amended 2016 Plan, among other things, authorizes an additional 6,500 shares of the Company's Class A Shares. The Second Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Second Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Second Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Second Amended 2016 Plan was 7,752 as of June 30, 2022.
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
Equity Grants
During the six months ended June 30, 2022, pursuant to the above Stock Incentive Plans, the Company granted employees 2,886 RSUs that are Service-based Awards. Service-based Awards granted during the six months ended June 30, 2022 had grant date fair values of $93.03 to $137.59 per share, with an average value of $124.56 per share, for an aggregate fair value of $359,481, and generally vest ratably over four years. During the six months ended June 30, 2022, 2,194 Service-based Awards vested and 66 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $67,597 and $127,844 for the three and six months ended June 30, 2022, respectively, and $58,054 and $109,762 for the three and six months ended June 30, 2021, respectively.
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
Compensation expense related to the Company's deferred cash compensation program was $28,448 and $58,985 for the three and six months ended June 30, 2022, respectively, and $34,858 and $65,747 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the Company expects to pay an aggregate of $302,255 related to the Company's deferred cash compensation program at various dates through 2026 and total compensation expense not yet recognized related to these awards was $204,704. The weighted-average period over which this compensation cost is expected to be recognized is 26 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2022.
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
In 2017, the Company granted deferred cash awards of $29,500 to certain employees. These awards vested in five equal installments over the period ending June 30, 2022, subject to continued employment. The Company recognized expense for these awards ratably over the vesting period.
During the first quarter of 2022, the Company granted $19,861 of deferred cash awards to certain employees. These awards vest ratably over one to two years.
In addition, the Company periodically grants other deferred cash awards to certain employees. The Company recognizes expense for these awards ratably over the vesting period.
Compensation expense related to other deferred cash awards was $4,507 and $9,327 for the three and six months ended June 30, 2022, respectively, and $2,180 and $5,521 for the three and six months ended June 30, 2021, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan") and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). Remaining amounts due pursuant to the 2017 and 2021 Long-term Incentive Plans, which aggregate $48,333 of current liabilities and $56,736 of long-term liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2022, are due to be paid, in cash or Class A Shares, at the Company's discretion, in the first quarter of 2023 (for the 2017 Long-term Incentive Plan), and in the first quarter of 2025, 2026 and 2027 (for the 2021 Long-term Incentive Plan), subject to employment at the time of payment. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020. In conjunction with this plan, the Company distributed cash payments of $3,940 in the six months ended June 30, 2022, and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 pursuant to the 2017 Long-term Incentive Plan of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the acceleration of certain amounts due in the first quarter of 2022). Awards issued under the 2017 Long-term Incentive Plan are subject to retirement eligibility requirements after the performance criteria has been achieved. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded $13,977 and $29,262 of compensation expense for the three and six months ended June 30, 2022, respectively, and $8,209 and $13,102 for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, the total remaining expense to be recognized for the 2017 Long-term Incentive Plan over the future vesting period ending March 15, 2023 is $4,736. As of June 30, 2022, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $189,890.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $7,987 and $13,439 for the three and six months ended June 30, 2022, respectively, and $6,296 and $10,446 for the three and six months ended June 30, 2021, respectively. The remaining unamortized amount of these awards was $42,024 as of June 30, 2022.
Separation and Transition Benefits
The following table presents the change in the Company's Termination Costs liability for the six months ended June 30, 2022 and 2021:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Six Months Ended June 30,
	2022	2021
Beginning Balance	$675	$4,589
Termination Costs Incurred	667	1,053
Cash Benefits Paid	(748)	(3,033)
Non-Cash Charges	(115)	(25)
Ending Balance	$479	$2,584
In addition to the above Termination Costs incurred, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $280 and $694 for the three and six months ended June 30, 2022, respectively, (related to 10 RSUs) and $1,663 and $1,948 for the three and six months ended June 30, 2021, respectively, (related to 29 RSUs) recorded in Employee Compensation and Benefits, within the Investment Banking segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Private Equity – As of June 30, 2022, the Company had unfunded commitments for capital contributions of $2,704 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of June 30, 2022. East amended this facility on October 29, 2021 such that, among other things, the interest rate provisions were LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date was extended to October 28, 2023 (as amended, the "Existing PNC Facility"). There were no drawings under this facility at June 30, 2022.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 30, 2020, of up to $30,000, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of June 30, 2022. East amended this facility on October 29, 2021 such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $55,000. Drawings under this facility bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date was extended to October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at June 30, 2022.
On October 29, 2021, EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date will be October 28, 2023, unless prepayment is otherwise approved earlier by FINRA. There were no drawings under this facility at June 30, 2022.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments – The Company has a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. The Company’s

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
consideration for this transaction included contingent cash consideration which will be settled in 2024. The contingent consideration has a fair value of $17,309 as of June 30, 2022, and is included within Other Long-term Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. See Note 12 for further information.
The Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $270 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the six months ended June 30, 2021. The contingent consideration was fully paid as of June 30, 2021.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30,
	2022	2021
Cash and Cash Equivalents	$444,306	$442,187
Restricted Cash included in Other Assets	9,088	8,804
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$453,394	$450,991
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
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of June 30, 2022 and December 31, 2021 was $365,745 and $660,032, respectively, which exceeded the minimum net capital requirement by $365,495 and $659,782, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2022.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of June 30, 2022.
Note 17 – Income Taxes
The Company's Provision for Income Taxes was $38,562 and $73,344 for the three and six months ended June 30, 2022, respectively, and $46,478 and $78,159 for the three and six months ended June 30, 2021, respectively. The effective tax rate was 26.0% and 20.4% for the three and six months ended June 30, 2022, respectively, and 22.1% and 19.2% for the three and six months ended June 30, 2021, respectively. The effective tax rate reflects net excess tax benefits associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $19,782 and $17,018 being recognized in the Company's Provision for Income Taxes for the six months ended June 30, 2022 and 2021, respectively, and resulted in a reduction in the effective tax rate of 5.5 and 4.2 percentage points for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for 2022 and 2021 also reflects the effect of certain nondeductible expenses, including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and six months ended June 30, 2022 and 2021, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
The Company recorded a decrease in deferred tax assets of $100 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $7,033 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2022. The Company recorded a decrease in deferred tax assets of $153 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $763 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2021.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2022, there were $254 of unrecognized tax benefits that, if recognized, $206 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $8 and $1, respectively, during the three months ended June 30, 2022.
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
The Company's segment information for the three and six months ended June 30, 2022 and 2021 is prepared using the following methodology:
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
Other Expenses includes the following:
•Special Charges, Including Business Realignment Costs – Includes expenses in 2022 related to charges associated with the prepayment of the Company's Series B Notes during the second quarter, as well as certain professional fees related to the ongoing liquidation of the Company's operations in Mexico.
•Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
One client accounted for more than 10% of the Company's Consolidated Net Revenues for the three months ended June 30, 2022. No client accounted for more than 10% of the Company's Consolidated Net Revenues for the six months ended June 30, 2022.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment Banking
Net Revenues(1)	$615,250	$670,820	$1,319,551	$1,318,105
Operating Expenses	470,540	468,160	971,112	924,686
Other Expenses(2)	532	—	532	7
Operating Income	144,178	202,660	347,907	393,412
Income from Equity Method Investments	164	549	538	718
Pre-Tax Income	$144,342	$203,209	$348,445	$394,130
Identifiable Segment Assets	$2,859,302	$2,775,859	$2,859,302	$2,775,859
Investment Management
Net Revenues(1)	$15,667	$17,045	$34,220	$32,070
Operating Expenses	13,663	12,692	26,581	24,261
Operating Income	2,004	4,353	7,639	7,809
Income from Equity Method Investments	2,110	2,845	4,248	5,700
Pre-Tax Income	$4,114	$7,198	$11,887	$13,509
Identifiable Segment Assets	$152,186	$171,589	$152,186	$171,589
Total
Net Revenues(1)	$630,917	$687,865	$1,353,771	$1,350,175
Operating Expenses	484,203	480,852	997,693	948,947
Other Expenses(2)	532	—	532	7
Operating Income	146,182	207,013	355,546	401,221
Income from Equity Method Investments	2,274	3,394	4,786	6,418
Pre-Tax Income	$148,456	$210,407	$360,332	$407,639
Identifiable Segment Assets	$3,011,488	$2,947,448	$3,011,488	$2,947,448

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment Banking(A)	$(26,996)	$11,233	$(34,463)	$13,817
Investment Management	(301)	862	1,137	938
Total Other Revenue, net	$(27,297)	$12,095	$(33,326)	$14,755
(A)Other Revenue, net, from Investment Banking includes interest expense on the Notes Payable and lines of credit of $4,258 and $8,508 for the three and six months ended June 30, 2022, respectively, and $4,306 and $8,876 for the three and six months ended June 30, 2021, respectively.
(2)Other Expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment Banking
Special Charges, Including Business Realignment Costs	$532	$—	$532	$—
Acquisition and Transition Costs	—	—	—	7
Total Investment Banking	532	—	532	7
Investment Management
Total Investment Management	—	—	—	—
Total Other Expenses	$532	$—	$532	$7
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Revenues:(1)
United States	$423,189	$528,322	$1,033,920	$988,970
Europe and Other	234,968	145,117	347,033	343,731
Latin America	57	2,331	6,144	2,719
Total	$658,214	$675,770	$1,387,097	$1,335,420
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	June 30, 2022	December 31, 2021
Total Assets:
United States	$2,419,561	$3,199,435
Europe and Other	591,927	603,222
Total	$3,011,488	$3,802,657

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Investment Banking. Our Investment Banking business earns fees from its clients for providing advice on mergers, acquisitions, divestitures, capital raising, leveraged buyouts, restructurings, activism and defense and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions, fees and principal revenues from research and its sales and trading activities. The amount and timing of the fees paid vary by the type of engagement or services provided. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our investment banking revenue consists of advisory fees for which realizations are dependent on the successful completion of transactions. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees are subject to court approval. Underwriting fees are recognized when the offering has been deemed to be completed and placement fees are generally recognized at the time of the client's acceptance of capital or capital commitments. Commissions and Related Revenue includes commissions, which are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned. Commissions and

Related Revenue also includes subscription fees for the sales of research, as well as revenues from principal transactions primarily executed on a riskless principal basis. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) and recognized as revenue over the remaining subscription period.
Revenue trends in our advisory business generally are correlated to the volume of merger and acquisition ("M&A") activity, restructuring activity, which tends to be counter-cyclical to M&A, and capital advisory activity. Demand for these capabilities can vary in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A, restructuring or capital advisory activity. Revenue trends in our equities business are correlated to market volumes, which generally decrease in periods of low market volatility or unfavorable market or economic conditions. See "Liquidity and Capital Resources" below for further information.
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

Other Expenses
Other Expenses include the following:
•Special Charges, Including Business Realignment Costs – Includes expenses in 2022 related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the ongoing liquidation of our operations in Mexico.
•Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in ABS, Atalanta Sosnoff, Luminis and Seneca Evercore (from July 7, 2021 for Seneca Evercore) are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations. See Note 7 to our unaudited condensed consolidated financial statements for further information.
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

Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2022 and 2021. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$576,245	$560,814	3%	$1,200,809	$1,072,732	12%
Underwriting Fees	13,516	48,048	(72%)	49,822	127,305	(61%)
Commissions and Related Revenue	52,485	50,725	3%	103,383	104,251	(1%)
Asset Management and Administration Fees	15,968	16,183	(1%)	33,083	31,132	6%
Other Revenue, Including Interest and Investments	(23,039)	16,401	NM	(24,818)	23,631	NM
Total Revenues	635,175	692,171	(8%)	1,362,279	1,359,051	—%
Interest Expense	4,258	4,306	(1%)	8,508	8,876	(4%)
Net Revenues	630,917	687,865	(8%)	1,353,771	1,350,175	—%
Expenses
Operating Expenses	484,203	480,852	1%	997,693	948,947	5%
Other Expenses	532	—	NM	532	7	NM
Total Expenses	484,735	480,852	1%	998,225	948,954	5%
Income Before Income from Equity Method Investments and Income Taxes	146,182	207,013	(29%)	355,546	401,221	(11%)
Income from Equity Method Investments	2,274	3,394	(33%)	4,786	6,418	(25%)
Income Before Income Taxes	148,456	210,407	(29%)	360,332	407,639	(12%)
Provision for Income Taxes	38,562	46,478	(17%)	73,344	78,159	(6%)
Net Income	109,894	163,929	(33%)	286,988	329,480	(13%)
Net Income Attributable to Noncontrolling Interest	14,267	23,570	(39%)	33,345	44,769	(26%)
Net Income Attributable to Evercore Inc.	$95,627	$140,359	(32%)	$253,643	$284,711	(11%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$2.33	$3.21	(27%)	$6.13	$6.46	(5%)
As of June 30, 2022 and 2021, we employed approximately 2,135 and 1,900 people, respectively, worldwide.
Three Months Ended June 30, 2022 versus June 30, 2021
Net Income Attributable to Evercore Inc. was $95.6 million for the three months ended June 30, 2022, a decrease of $44.7 million, or 32%, compared to $140.4 million for the three months ended June 30, 2021. The changes in our operating results during these periods are described below.
Net Revenues were $630.9 million for the three months ended June 30, 2022, a decrease of $56.9 million, or 8%, versus Net Revenues of $687.9 million for the three months ended June 30, 2021. Advisory Fees increased $15.4 million, or 3%, Underwriting Fees decreased $34.5 million, or 72%, and Commissions and Related Revenue increased $1.8 million, or 3%, compared to the three months ended June 30, 2021. Asset Management and Administration Fees decreased $0.2 million, or 1%, compared to the three months ended June 30, 2021. See "Business Segments" and "Liquidity and Capital Resources" below for further information.

Other Revenue, Including Interest and Investments, decreased $39.4 million compared to the three months ended June 30, 2021, primarily reflecting a shift from gains of $9.8 million to losses of $26.4 million on our investment funds portfolio due to the overall market decline. The portfolio is used as an economic hedge against our deferred cash compensation program. The decrease was also driven by a $4.4 million gain on the redemption of the G5 debt security in the second quarter of 2021. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Total Operating Expenses were $484.2 million for the three months ended June 30, 2022, compared to $480.9 million for the three months ended June 30, 2021, an increase of $3.4 million, or 1%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $389.0 million for the three months ended June 30, 2022, a decrease of $18.8 million, or 5%, versus expense of $407.8 million for the three months ended June 30, 2021. The decrease in the amount of compensation recognized for the three months ended June 30, 2022 principally reflects a lower accrual for incentive compensation, partially offset by higher base salaries, costs associated with investments in new hires and an increase in the amortization of prior period deferred compensation awards. Non-compensation expenses as a component of Operating Expenses were $95.2 million for the three months ended June 30, 2022, an increase of $22.1 million, or 30%, versus $73.1 million for the three months ended June 30, 2021. The increase was primarily driven by an increase in travel and related expenses, as travel began to resume during the fourth quarter of 2021, higher professional fees, including fee sharing agreements with sub advisors, as well as an increase in bad debt expense compared to a reversal of bad debt expense in the prior year period. Non-Compensation expenses per employee were approximately $46.2 thousand for the three months ended June 30, 2022, versus $39.4 thousand for the three months ended June 30, 2021.
Total Other Expenses of $0.5 million for the three months ended June 30, 2022 included Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the ongoing liquidation of our operations in Mexico.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 61.7% for the three months ended June 30, 2022, compared to 59.3% for the three months ended June 30, 2021. This ratio was also impacted by the lower performance of our investment funds portfolio during the second quarter.
Income from Equity Method Investments was $2.3 million for the three months ended June 30, 2022, compared to $3.4 million for the three months ended June 30, 2021. The decrease was driven by lower income earned by ABS, principally reflecting a decrease in our ownership following the sale of a portion of our interests during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the three months ended June 30, 2022 was $38.6 million, which reflected an effective tax rate of 26.0%. The provision for income taxes for the three months ended June 30, 2021 was $46.5 million, which reflected an effective tax rate of 22.1%. The provision for income taxes for the three months ended June 30, 2022 and 2021 reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $0.7 million and $0.3 million, respectively. The provision for income taxes also reflects the effect of certain nondeductible expenses, including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $14.3 million for the three months ended June 30, 2022 compared to $23.6 million for the three months ended June 30, 2021. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income allocated to Evercore LP during the three months ended June 30, 2022, partially due to the decrease in noncontrolling ownership interest during the first quarter of 2022. See Note 12 to our unaudited condensed consolidated financial statements for further information.
Six Months Ended June 30, 2022 versus June 30, 2021
Net Income Attributable to Evercore Inc. was $253.6 million for the six months ended June 30, 2022, a decrease of $31.1 million, or 11%, compared to $284.7 million for the six months ended June 30, 2021. The changes in our operating results during these periods are described below.
Net Revenues were $1.354 billion for the six months ended June 30, 2022, an increase of $3.6 million versus Net Revenues of $1.350 billion for the six months ended June 30, 2021. Advisory Fees increased $128.1 million, or 12%, Underwriting Fees decreased $77.5 million, or 61%, and Commissions and Related Revenue decreased $0.9 million, or 1%, compared to the six months ended June 30, 2021. Asset Management and Administration Fees increased $2.0 million, or 6%, compared to the six months ended June 30, 2021. See "Business Segments" below for further information.

Other Revenue, Including Interest and Investments, decreased $48.4 million compared to the six months ended June 30, 2021, primarily reflecting a shift from gains of $16.0 million to losses of $31.5 million on our investment funds portfolio due to the overall market decline. The decrease was also driven by a $4.4 million gain on the redemption of the G5 debt security in the second quarter of 2021. This was partially offset by a $1.3 million gain on the sale of a portion of our interests in ABS during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Total Operating Expenses were $997.7 million for the six months ended June 30, 2022, compared to $948.9 million for the six months ended June 30, 2021, an increase of $48.7 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $818.7 million for the six months ended June 30, 2022, an increase of $15.5 million, or 2%, versus expense of $803.2 million for the six months ended June 30, 2021. The increase in the amount of compensation recognized for the six months ended June 30, 2022 principally reflects higher base salaries and costs associated with investments in new hires, as well as an increase in the amortization of prior period deferred compensation awards, partially offset by a lower accrual for incentive compensation. Non-compensation expenses as a component of Operating Expenses were $179.0 million for the six months ended June 30, 2022, an increase of $33.3 million, or 23%, versus $145.7 million for the six months ended June 30, 2021. The increase was primarily driven by an increase in travel and related expenses, as travel began to resume during the fourth quarter of 2021, higher professional fees, including fee sharing agreements with sub advisors, as well as an increase in bad debt expense compared to a reversal of bad debt expense in the prior year period. Non-Compensation expenses per employee were approximately $88.2 thousand for the six months ended June 30, 2022, versus $79.3 thousand for the six months ended June 30, 2021.
Total Other Expenses of $0.5 million for the six months ended June 30, 2022 included Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the ongoing liquidation of our operations in Mexico.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 60.5% for the six months ended June 30, 2022, compared to 59.5% for the six months ended June 30, 2021. This ratio was also impacted by the lower performance of our investment funds portfolio during the current year period.
Income from Equity Method Investments was $4.8 million for the six months ended June 30, 2022, compared to $6.4 million for the six months ended June 30, 2021. The decrease was driven by lower income earned by ABS, principally reflecting a decrease in our ownership following the sale of a portion of our interests during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the six months ended June 30, 2022 was $73.3 million, which reflected an effective tax rate of 20.4%. The provision for income taxes for the six months ended June 30, 2021 was $78.2 million, which reflected an effective tax rate of 19.2%. The provision for income taxes for the six months ended June 30, 2022 and 2021 reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $19.8 million and $17.0 million, respectively. The provision for income taxes also reflects the effect of certain nondeductible expenses, including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Net Income Attributable to Noncontrolling Interest was $33.3 million for the six months ended June 30, 2022 compared to $44.8 million for the six months ended June 30, 2021. The decrease in Net Income Attributable to Noncontrolling Interest reflects lower income allocated to Evercore LP during the six months ended June 30, 2022, partially due to the decrease in noncontrolling ownership interest during the first quarter of 2022. See Note 12 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees	$576,245	$560,814	3%	$1,200,809	$1,072,732	12%
Underwriting Fees	13,516	48,048	(72%)	49,822	127,305	(61%)
Commissions and Related Revenue	52,485	50,725	3%	103,383	104,251	(1%)
Other Revenue, net(1)(2)	(26,996)	11,233	NM	(34,463)	13,817	NM
Net Revenues	615,250	670,820	(8%)	1,319,551	1,318,105	—%
Expenses
Operating Expenses	470,540	468,160	1%	971,112	924,686	5%
Other Expenses	532	—	NM	532	7	NM
Total Expenses	471,072	468,160	1%	971,644	924,693	5%
Operating Income	144,178	202,660	(29%)	347,907	393,412	(12%)
Income from Equity Method Investments(3)	164	549	(70%)	538	718	(25%)
Pre-Tax Income	$144,342	$203,209	(29%)	$348,445	$394,130	(12%)
(1)Includes interest expense on Notes Payable and lines of credit of $4.3 million and $8.5 million for the three and six months ended June 30, 2022, respectively, and $4.3 million and $8.9 million for the three and six months ended June 30, 2021, respectively.
(2)Includes a gain of $4.4 million for the three and six months ended June 30, 2021, resulting from the redemption of our G5 debt security.
(3)Equity in Luminis and Seneca Evercore is classified as Income from Equity Method Investments.

For the three months ended June 30, 2022, the dollar value of North American announced and completed M&A activity decreased 38% and 13%, respectively, compared to the three months ended June 30, 2021, and the dollar value of Global announced and completed M&A activity decreased 22% and 16%, respectively, compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, the dollar value of North American announced and completed M&A activity decreased 31% and increased 4%, respectively, compared to the six months ended June 30, 2021, and the dollar value of Global announced and completed M&A activity decreased 21% and increased 7%, respectively, compared to the six months ended June 30, 2021.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$438	$709	(38%)	$971	$1,398	(31%)
Value of North American M&A Deals Completed	$395	$453	(13%)	$868	$837	4%
Value of Global M&A Deals Announced	$1,106	$1,412	(22%)	$2,121	$2,668	(21%)
Value of Global M&A Deals Completed	$805	$956	(16%)	$1,955	$1,819	7%
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	217	255	(15%)	354	418	(15%)
Total Number of Fees of at Least $1 million from Advisory Client Transactions	100	115	(13%)	186	218	(15%)
Total Number of Underwriting Transactions	7	31	(77%)	21	70	(70%)
Total Number of Underwriting Transactions as a Bookrunner	5	25	(80%)	18	56	(68%)
* Source: Refinitiv July 26, 2022
** Includes revenue generating clients
Investment Banking Results of Operations
Three Months Ended June 30, 2022 versus June 30, 2021
Investment Banking Net Revenues were $615.3 million for the three months ended June 30, 2022, compared to $670.8 million for the three months ended June 30, 2021, a decrease of $55.6 million, or 8%. The decrease in revenues for the three months ended June 30, 2022 was primarily driven by a decrease of $34.5 million, or 72%, in Underwriting Fees, principally reflecting a decrease in the number of transactions we participated in due to the decline in overall market issuances. Advisory Fees increased $15.4 million, or 3%, compared to the three months ended June 30, 2021, reflecting growth in average fee size in strategic advisory assignments during the second quarter of 2022 compared to the second quarter of 2021. Commissions and Related Revenue increased $1.8 million, or 3%, compared to the three months ended June 30, 2021, primarily reflecting higher trading volumes. Other Revenue, net, decreased $38.2 million compared to the three months ended June 30, 2021, primarily reflecting a shift from gains of $9.8 million to losses of $26.4 million on our investment funds portfolio due to the overall market decline. The portfolio is used as an economic hedge against our deferred cash compensation program. The decrease was also driven by a $4.4 million gain on the redemption of the G5 debt security in the second quarter of 2021.
Operating Expenses were $470.5 million for the three months ended June 30, 2022, compared to $468.2 million for the three months ended June 30, 2021, an increase of $2.4 million, or 1%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $378.8 million for the three months ended June 30, 2022, compared to $398.2 million for the three months ended June 30, 2021, a decrease of $19.4 million, or 5%. The decrease in the amount of compensation recognized for the three months ended June 30, 2022 principally reflects a lower accrual for incentive compensation, partially offset by higher base salaries, costs associated with investments in new hires and an increase in the amortization of prior period deferred compensation awards. Non-compensation expenses, as a component of Operating Expenses, were $91.7 million for the three months ended June 30, 2022, compared to $70.0 million for the three months ended June 30, 2021, an increase of $21.7 million, or 31%. Non-compensation operating expenses increased from the prior year, primarily driven by an increase in travel and related expenses, as travel began to resume during the fourth quarter of 2021, higher professional fees, including fee sharing agreements with sub advisors, as well as an increase in bad debt expense compared to a reversal of bad debt expense in the prior year period.
Other Expenses of $0.5 million for the three months ended June 30, 2022 included Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the ongoing liquidation of our operations in Mexico.

Six Months Ended June 30, 2022 versus June 30, 2021
Investment Banking Net Revenues were $1.320 billion for the six months ended June 30, 2022, compared to $1.318 billion for the six months ended June 30, 2021, an increase of $1.4 million. The increase in revenues for the six months ended June 30, 2022 was primarily driven by an increase of $128.1 million, or 12%, in Advisory Fees, reflecting growth in average fee size in strategic advisory assignments during 2022 compared to the same period in 2021. Underwriting Fees decreased $77.5 million, or 61%, compared to the six months ended June 30, 2021, principally reflecting a decrease in the number of transactions we participated in due to the decline in overall market issuances. Commissions and Related Revenue decreased $0.9 million, or 1%, compared to the six months ended June 30, 2021, primarily reflecting lower trading volumes, partially offset by increased revenues from research subscriptions. Other Revenue, net, decreased $48.3 million compared to the six months ended June 30, 2021, primarily reflecting a shift from gains of $16.0 million to losses of $31.5 million on our investment funds portfolio due to the overall market decline. The decrease was also driven by a $4.4 million gain on the redemption of the G5 debt security in the second quarter of 2021.
Operating Expenses were $971.1 million for the six months ended June 30, 2022, compared to $924.7 million for the six months ended June 30, 2021, an increase of $46.4 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $798.7 million for the six months ended June 30, 2022, compared to $784.8 million for the six months ended June 30, 2021, an increase of $13.9 million, or 2%. The increase in the amount of compensation recognized for the six months ended June 30, 2022 principally reflects higher base salaries and costs associated with investments in new hires, as well as an increase in the amortization of prior period deferred compensation awards, partially offset by a lower accrual for incentive compensation. Non-compensation expenses, as a component of Operating Expenses, were $172.4 million for the six months ended June 30, 2022, compared to $139.9 million for the six months ended June 30, 2021, an increase of $32.5 million, or 23%. Non-compensation operating expenses increased from the prior year, primarily driven by an increase in travel and related expenses, as travel began to resume during the fourth quarter of 2021, higher professional fees, including fee sharing agreements with sub advisors, as well as an increase in bad debt expense compared to a reversal of bad debt expense in the prior year period.
Other Expenses of $0.5 million for the six months ended June 30, 2022 included Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the ongoing liquidation of our operations in Mexico.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$15,968	$16,183	(1%)	$33,083	$31,132	6%
Other Revenue, net(1)	(301)	862	NM	1,137	938	21%
Net Revenues	15,667	17,045	(8%)	34,220	32,070	7%
Expenses
Operating Expenses	13,663	12,692	8%	26,581	24,261	10%
Total Expenses	13,663	12,692	8%	26,581	24,261	10%
Operating Income	2,004	4,353	(54%)	7,639	7,809	(2%)
Income from Equity Method Investments(2)	2,110	2,845	(26%)	4,248	5,700	(25%)
Pre-Tax Income	$4,114	$7,198	(43%)	$11,887	$13,509	(12%)
(1)Includes a gain of $1.3 million for the six months ended June 30, 2022, resulting from the sale of a portion of our interests in ABS. See Note 7 to our unaudited condensed consolidated financial statements for further information.
(2)Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.

Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI (through January 1, 2022). In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of June 30, 2022, $0.7 million of previously distributed carried interest received from the funds was subject to repayment.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments. During the first quarter of 2022, we sold a portion of our interests in ABS. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Assets Under Management
AUM for our Wealth Management business of $10.5 billion at June 30, 2022 decreased $1.7 billion, or 14%, compared to $12.2 billion at December 31, 2021. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs in the use of models or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 72% and 75% of Level 1 investments, 23% and 21% of Level 2 investments and 5% and 4% of Level 3 investments as of June 30, 2022 and December 31, 2021, respectively.
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
The following table summarizes AUM activity for the six months ended June 30, 2022:

Wealth Management(1)

(dollars in millions)
Balance at December 31, 2021	$12,184
Inflows	894
Outflows	(897)
Market Appreciation (Depreciation)	(1,719)
Balance at June 30, 2022	$10,462

Unconsolidated Affiliates - Balance at June 30, 2022:
Atalanta Sosnoff	$6,995
ABS	$6,530
(1)Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $0.3 million and $76.3 million as of June 30, 2022 and December 31, 2021, respectively.
The following table represents the composition of AUM for Wealth Management as of June 30, 2022:

Wealth Management
Equities	63%
Fixed Income	22%
Liquidity(1)	9%
Alternatives	6%
Total	100%
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
For the six months ended June 30, 2022, AUM for Wealth Management decreased 14%, primarily reflecting a decrease due to market depreciation. Performance for the six months ended June 30, 2022 reflected:
•Wealth Management lagged the S&P 500 on a 1-year basis by approximately 3% and outperformed the S&P 500 on a 3-year basis by approximately 2%
•Wealth Management outperformed the fixed income composite on a 1-year basis by approximately 40 basis points and was flat against the fixed income composite on a 3-year basis
•The S&P 500 and fixed income composite were down approximately 20% and 6%, respectively
AUM from our unconsolidated affiliates decreased 15% compared to December 31, 2021, reflecting declines in both Atalanta Sosnoff and ABS.
Three Months Ended June 30, 2022 versus June 30, 2021
Investment Management Net Revenues were $15.7 million for the three months ended June 30, 2022, compared to $17.0 million for the three months ended June 30, 2021, a decrease of $1.4 million, or 8%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios decreased $0.2 million, or 1%, for the three months ended June 30, 2022 as associated AUM decreased 6%, primarily from market depreciation. Other Revenue, net, decreased $1.2 million from the three months ended June 30, 2021. Income from Equity Method Investments decreased 26% from the three months ended June 30, 2021, driven by lower income earned by ABS, principally reflecting a decrease in our ownership following the sale of a portion of our interests during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information. This decrease was partially offset by an increase in earnings from our investment in Atalanta Sosnoff.
Operating Expenses were $13.7 million for the three months ended June 30, 2022, compared to $12.7 million for the three months ended June 30, 2021, an increase of $1.0 million, or 8%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $10.2 million for the three months ended June 30, 2022, compared to $9.6 million for the three months ended June 30, 2021, an increase of $0.6 million, or 6%. Non-Compensation expenses, as a component of Operating Expenses, were $3.5 million for the three months ended June 30, 2022, compared to $3.1 million for the three months ended June 30, 2021, an increase of $0.4 million, or 13%.
Six Months Ended June 30, 2022 versus June 30, 2021
Investment Management Net Revenues were $34.2 million for the six months ended June 30, 2022, compared to $32.1 million for the six months ended June 30, 2021, an increase of $2.2 million, or 7%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $2.0 million, or 6%, for the six months ended June 30, 2022. Other Revenue, net, increased $0.2 million from the six months ended June 30, 2021. Income from Equity Method Investments decreased 25% from the six months ended June 30, 2021, driven by lower income earned by ABS, principally reflecting a decrease in our ownership following the sale of a portion of our interests during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information. This decrease was partially offset by an increase in earnings from our investment in Atalanta Sosnoff.
Operating Expenses were $26.6 million for the six months ended June 30, 2022, compared to $24.3 million for the six months ended June 30, 2021, an increase of $2.3 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $20.0 million for the six months ended June 30, 2022, compared to $18.3 million for the six months ended June 30, 2021, an increase of $1.7 million, or 9%. Non-Compensation expenses, as a component of Operating Expenses, were $6.6 million for the six months ended June 30, 2022, compared to $6.0 million for the six months ended June 30, 2021, an increase of $0.6 million, or 10%.
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

	For the Six Months Ended June 30,
	2022	2021

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$286,988	$329,480
Non-cash charges	297,567	221,687
Other operating activities	(753,175)	(436,709)
Operating activities	(168,620)	114,458
Investing activities	615,595	11,968
Financing activities	(561,818)	(517,217)
Effect of exchange rate changes	(19,056)	3,558
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(133,899)	(387,233)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	587,293	838,224
End of Period	$453,394	$450,991
Six Months Ended June 30, 2022. Cash, Cash Equivalents and Restricted Cash were $453.4 million at June 30, 2022, a decrease of $133.9 million versus Cash, Cash Equivalents and Restricted Cash of $587.3 million at December 31, 2021. Operating activities resulted in a net outflow of $168.6 million, primarily related to the payment of 2021 bonus awards and deferred cash compensation, partially offset by earnings. Cash of $615.6 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities and proceeds received for the sale of a portion of our interests in ABS, partially offset by net purchases of certificates of deposit and purchases of equipment and leasehold improvements, principally related to the expansion of our headquarters in New York. Financing activities during the period used cash of $561.8 million, primarily for purchases of treasury stock and noncontrolling interests, the payment of our Notes Payable and dividends and distributions to noncontrolling interest holders, partially offset by the issuance of the 2022 Private Placement Notes. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions, which may result from the current or anticipated impact of inflation, changes in the level of interest rates, changes in the availability of financing, supply chain disruptions, the regulatory environment, climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events, the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Likewise, our liquidity may be adversely impacted by our contractual obligations, including lease obligations. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred.

We are currently in a period of macroeconomic uncertainty and market volatility, including historically high inflation, supply chain constraints, rising interest rates, changes in the availability of financing, geopolitical tensions, the regulatory environment and the increasing risk of a recession. These factors have led to a slowing of the pace of M&A transaction announcements and the elongation of the timing of transaction closings, as well as suppressing the level of underwriting activity. We will continue to assess the potential ongoing impacts of the current environment, including the regular monitoring of our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations. See "Results of Operations" above for further information.
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
On April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we were able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. In addition, on February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2022, we repurchased 2,588,200 Class A Shares, at an average cost per share of $117.18, for $303.3 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2022, we repurchased 971,627 Class A Shares, at an average cost per share of $127.99, for $124.3 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 3,559,827 Class A Shares repurchased during the six months ended June 30, 2022 were acquired for aggregate purchase consideration of $427.6 million, at an average cost per share of $120.13.
Noncontrolling Interest Purchases
During the first quarter of 2022, we purchased, at fair value, an additional 0.4% of the EWM Class A Units for $1.4 million, which was settled in cash during the three months ended June 30, 2022. This purchase resulted in a decrease to Noncontrolling Interest of $0.1 million and a decrease to Additional-Paid-In-Capital of $1.4 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2022.
On December 31, 2021, we purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54.3 million. Our consideration for this transaction included the payment of $6.0 million of cash in 2021, $27.7 million of cash during the six months ended June 30, 2022, and contingent cash consideration which will be settled in early 2024. As of June 30, 2022 and December 31, 2021, the fair value of the contingent consideration is $17.3 million and $20.6 million, respectively, and is included within Other Long-term Liabilities on our Unaudited Condensed Consolidated Statement of Financial Condition. For the three and six months ended June 30, 2022, we recognized a reversal of expense of $2.7 million and $3.3 million, respectively, within Other Operating Expenses on the Unaudited Condensed Consolidated Statements of Operations, related to the change in fair value of the contingent consideration. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, we will also issue two separate payments in early 2023 and 2024, contingent on continued employment, and accordingly, will be treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the RECA business achieving certain revenue performance targets.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of June 30, 2022, we were in compliance with all of these covenants.
In March 2021, we repaid the $38.0 million aggregate principal amount of our Series A Notes. On June 28, 2022, we prepaid the $67.0 million aggregate principal amount of our Series B Notes plus the applicable make-whole amount. In conjunction with the June 2022 prepayment and the acceleration of the remaining debt issuance costs, we recorded a loss of $0.5 million for the three and six months ended June 30, 2022, included within Special Charges, Including Business Realignment Costs, on our Unaudited Condensed Consolidated Statements of Operations.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2022, we were in compliance with all of these covenants.
2021 Private Placement Notes
On March 29, 2021, we issued an aggregate of $38.0 million of senior notes, comprised of $38.0 million aggregate principal amount of our 1.97% Series I Notes, pursuant to the 2021 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2022, we were in compliance with all of these covenants.
2022 Private Placement Notes

On June 28, 2022, we issued $67.0 million aggregate principal amount of our 4.61% Series J Notes, pursuant to the 2022 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2022, we were in compliance with all of these covenants.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of June 30, 2022. East amended this facility on October 29, 2021 such that, among other things, the interest rate provisions were LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date was extended to October 28, 2023. There were no drawings under this facility at June 30, 2022.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 30, 2020, of up to $30.0 million, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of June 30, 2022. East amended this facility on October 29, 2021 such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $55.0 million. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date was extended to October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at June 30, 2022.
On October 29, 2021, EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date will be October 28, 2023, unless prepayment is otherwise approved earlier by FINRA. There were no drawings under this facility at June 30, 2022.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.7 million and $6.1 million as of June 30, 2022 and December 31, 2021, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. See Note 15 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2022 included $444.3 million of Cash and Cash Equivalents and $1.1 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of June 30, 2022, the fair value of our investments with these products, based on closing prices, was $134.4 million.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $13.4 million, $26.9 million and $40.3 million, respectively, for the three months ended June 30, 2022.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.3 million for the three months ended June 30, 2022.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our European, Asian and Latin American revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2022, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($21.5) million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of approximately $1.5 million and reversed bad debt expense of approximately $1.8 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022 and December 31, 2021, total receivables recorded in Accounts Receivable amounted to $318.0 million and $351.7 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $63.3 million and $87.8 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of June 30, 2022, total contract assets recorded in Other Current Assets and Other Assets amounted to $65.3 million and $1.5 million, respectively. As of December 31, 2021, total contract assets recorded in Other Current Assets and Other Assets amounted to $14.1 million and $12.9 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2022, we had Investment Securities of $987.1 million, of which 86% were treasury bills.
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
Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2022	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	574	$136.20	—	5,311,647
February 1 to February 28	1,868,073	128.34	1,075,902	9,959,215
March 1 to March 31	122,469	125.00	—	9,959,215
Total January 1 to March 31	1,991,116	$128.14	1,075,902	9,959,215

April 1 to April 30	215,573	$109.11	208,568	9,750,647
May 1 to May 31	1,267,557	110.10	1,258,788	8,491,859
June 1 to June 30	85,581	110.09	44,942	8,446,917
Total April 1 to June 30	1,568,711	$109.96	1,512,298	8,446,917

Total January 1 to June 30	3,559,827	$120.13	2,588,200	8,446,917

(1)Includes the repurchase of 915,214 and 56,413 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2022 and June 30, 2022, respectively.
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

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

10.1	Form of Note Purchase Agreement, dated June 28, 2022

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: August 3, 2022

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ CELESTE MELLET
Name:	Celeste Mellet
Title:	Chief Financial Officer