Form 10-Q
period 2022-09-30
Evercore Inc.
filed 2022-11-03
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 21, 2022 was 38,837,722. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 21, 2022 was 49 (excluding 51 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and Cash Equivalents	$473,066	$578,317
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $655,809 and $706,826 at September 30, 2022 and December 31, 2021, respectively)	1,313,001	1,784,639
Accounts Receivable (net of allowances of $4,352 and $2,704 at September 30, 2022 and December 31, 2021, respectively)	303,725	351,668
Receivable from Employees and Related Parties	23,178	25,208
Other Current Assets	108,544	58,533
Total Current Assets	2,221,514	2,798,365
Investments	43,314	75,176
Deferred Tax Assets	278,535	248,077
Operating Lease Right-of-Use Assets	240,048	263,329
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $178,125 and $165,857 at September 30, 2022 and December 31, 2021, respectively)	145,815	148,589
Goodwill	119,812	128,246
Intangible Assets (net of accumulated amortization of $3,568 and $3,294 at September 30, 2022 and December 31, 2021, respectively)	62	336
Other Assets	102,169	140,539
Total Assets	$3,151,269	$3,802,657
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$595,146	$1,109,716
Accounts Payable and Accrued Expenses	33,088	31,633
Payable to Employees and Related Parties	36,461	58,876
Operating Lease Liabilities	40,633	47,321
Taxes Payable	8,443	20,980
Other Current Liabilities	35,589	28,610
Total Current Liabilities	749,360	1,297,136
Operating Lease Liabilities	276,702	297,473
Notes Payable	369,300	376,243
Amounts Due Pursuant to Tax Receivable Agreements	70,770	70,209
Other Long-term Liabilities	97,297	126,315
Total Liabilities	1,563,429	2,167,376
Commitments and Contingencies (Note 15)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 79,632,356 and 74,804,288 issued at September 30, 2022 and December 31, 2021, respectively, and 38,835,732 and 37,903,430 outstanding at September 30, 2022 and December 31, 2021, respectively)	796	748
Class B, par value $0.01 per share (1,000,000 shares authorized, 49 and 53 issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	—	—
Additional Paid-In-Capital	2,808,533	2,458,779
Accumulated Other Comprehensive Income (Loss)	(50,794)	(12,086)
Retained Earnings	1,659,479	1,418,382
Treasury Stock at Cost (40,796,624 and 36,900,858 shares at September 30, 2022 and December 31, 2021, respectively)	(3,006,249)	(2,545,452)
Total Evercore Inc. Stockholders' Equity	1,411,765	1,320,371
Noncontrolling Interest	176,075	314,910
Total Equity	1,587,840	1,635,281
Total Liabilities and Equity	$3,151,269	$3,802,657
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Investment Banking:
Advisory Fees	$488,224	$708,333	$1,689,033	$1,781,065
Underwriting Fees	28,697	54,381	78,519	181,686
Commissions and Related Revenue	49,200	46,763	152,583	151,014
Asset Management and Administration Fees	15,641	16,960	48,724	48,092
Other Revenue, Including Interest and Investments	(637)	1,511	(25,455)	25,142
Total Revenues	581,125	827,948	1,943,404	2,186,999
Interest Expense	4,188	4,393	12,696	13,269
Net Revenues	576,937	823,555	1,930,708	2,173,730
Expenses
Employee Compensation and Benefits	355,794	486,471	1,174,500	1,289,659
Occupancy and Equipment Rental	19,680	19,191	58,465	55,413
Professional Fees	29,294	24,851	81,207	67,859
Travel and Related Expenses	12,862	5,895	35,474	11,902
Communications and Information Services	15,333	14,082	45,745	42,191
Depreciation and Amortization	7,065	7,122	20,772	20,914
Execution, Clearing and Custody Fees	2,378	2,484	7,806	8,949
Special Charges, Including Business Realignment Costs	—	8,554	532	8,554
Acquisition and Transition Costs	—	—	—	7
Other Operating Expenses	4,132	9,752	20,262	21,908
Total Expenses	446,538	578,402	1,444,763	1,527,356
Income Before Income from Equity Method Investments and Income Taxes	130,399	245,153	485,945	646,374
Income from Equity Method Investments	2,027	3,681	6,813	10,099
Income Before Income Taxes	132,426	248,834	492,758	656,473
Provision for Income Taxes	40,790	59,712	114,134	137,871
Net Income	91,636	189,122	378,624	518,602
Net Income Attributable to Noncontrolling Interest	9,198	29,577	42,543	74,346
Net Income Attributable to Evercore Inc.	$82,438	$159,545	$336,081	$444,256
Net Income Attributable to Evercore Inc. Common Shareholders	$82,438	$159,545	$336,081	$444,256
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,114	39,467	39,375	40,492
Diluted	40,527	42,697	41,104	43,597
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$2.11	$4.04	$8.54	$10.97
Diluted	$2.03	$3.74	$8.18	$10.19

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$91,636	$189,122	$378,624	$518,602
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	1,186	(858)	1,493	(363)
Foreign Currency Translation Adjustment Gain (Loss), net	(22,597)	(6,749)	(44,136)	(4,310)
Other Comprehensive Income (Loss)	(21,411)	(7,607)	(42,643)	(4,673)
Comprehensive Income	70,225	181,515	335,981	513,929
Comprehensive Income Attributable to Noncontrolling Interest	7,210	28,468	38,608	73,640
Comprehensive Income Attributable to Evercore Inc.	$63,015	$153,047	$297,373	$440,289

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended September 30, 2022
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2022	79,597,763	$796	$2,746,245	$(31,371)	$1,607,976	(40,460,685)	$(2,973,087)	$170,150	$1,520,709
Net Income	—	—	—	—	82,438	—	—	9,198	91,636
Other Comprehensive Income (Loss)	—	—	—	(19,423)	—	—	—	(1,988)	(21,411)
Treasury Stock Purchases	—	—	—	—	—	(335,939)	(33,162)	—	(33,162)
Evercore LP Units Exchanged for Class A Common Stock	850	—	47	—	—	—	—	(47)	—
Equity-based Compensation Awards	33,743	—	63,839	—	—	—	—	5,403	69,242
Dividends	—	—	—	—	(30,935)	—	—	—	(30,935)
Noncontrolling Interest (Note 12)	—	—	(1,598)	—	—	—	—	(6,641)	(8,239)
Balance at September 30, 2022	79,632,356	$796	$2,808,533	$(50,794)	$1,659,479	(40,796,624)	$(3,006,249)	$176,075	$1,587,840

	For the Nine Months Ended September 30, 2022
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2021	74,804,288	$748	$2,458,779	$(12,086)	$1,418,382	(36,900,858)	$(2,545,452)	$314,910	$1,635,281
Net Income	—	—	—	—	336,081	—	—	42,543	378,624
Other Comprehensive Income (Loss)	—	—	—	(38,708)	—	—	—	(3,935)	(42,643)
Treasury Stock Purchases	—	—	—	—	—	(3,895,766)	(460,797)	—	(460,797)
Evercore LP Units Exchanged for Class A Common Stock	2,573,455	26	163,736	—	—	—	—	(159,354)	4,408
Equity-based Compensation Awards	2,254,613	22	188,977	—	—	—	—	17,932	206,931
Dividends	—	—	—	—	(94,984)	—	—	—	(94,984)
Noncontrolling Interest (Note 12)	—	—	(2,959)	—	—	—	—	(36,021)	(38,980)
Balance at September 30, 2022	79,632,356	$796	$2,808,533	$(50,794)	$1,659,479	(40,796,624)	$(3,006,249)	$176,075	$1,587,840

	For the Three Months Ended September 30, 2021
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2021	74,588,183	$746	$2,383,725	$(7,227)	$1,023,260	(34,753,472)	$(2,249,533)	$274,296	$1,425,267
Net Income	—	—	—	—	159,545	—	—	29,577	189,122
Other Comprehensive Income (Loss)	—	—	—	(6,498)	—	—	—	(1,109)	(7,607)
Treasury Stock Purchases	—	—	—	—	—	(792,706)	(105,147)	—	(105,147)
Evercore LP Units Exchanged for Class A Common Stock	250	—	21	—	—	—	—	(13)	8
Equity-based Compensation Awards	43,128	—	52,981	—	—	—	—	2,946	55,927
Dividends	—	—	—	—	(30,278)	—	—	—	(30,278)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(15,054)	(15,054)
Balance at September 30, 2021	74,631,561	$746	$2,436,727	$(13,725)	$1,152,527	(35,546,178)	$(2,354,680)	$290,643	$1,512,238

	For the Nine Months Ended September 30, 2021
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2020	72,195,283	$722	$2,266,136	$(9,758)	$798,573	(31,445,058)	$(1,824,727)	$258,428	$1,489,374
Net Income	—	—	—	—	444,256	—	—	74,346	518,602
Other Comprehensive Income (Loss)	—	—	—	(3,967)	—	—	—	(706)	(4,673)
Treasury Stock Purchases	—	—	—	—	—	(4,101,120)	(529,953)	—	(529,953)
Evercore LP Units Exchanged for Class A Common Stock	140,943	1	8,787	—	—	—	—	(6,760)	2,028
Equity-based Compensation Awards	2,295,335	23	164,630	—	—	—	—	9,053	173,706
Dividends	—	—	—	—	(90,302)	—	—	—	(90,302)
Noncontrolling Interest (Note 12)	—	—	(2,826)	—	—	—	—	(43,718)	(46,544)
Balance at September 30, 2021	74,631,561	$746	$2,436,727	$(13,725)	$1,152,527	(35,546,178)	$(2,354,680)	$290,643	$1,512,238

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net Income	$378,624	$518,602
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	27,305	(12,067)
Equity Method Investments, Including Gain on Sale	3,291	3,292
Equity-Based and Other Deferred Compensation	357,401	309,204
Noncash Lease Expense	27,096	30,368
Depreciation, Amortization and Accretion	21,579	21,360
Bad Debt Expense	4,905	15
Deferred Taxes	(11,300)	9,364
Decrease (Increase) in Operating Assets:
Investment Securities	(1,541)	(1,971)
Accounts Receivable	30,729	(31,122)
Receivable from Employees and Related Parties	1,817	2,091
Other Assets	(15,036)	(49,736)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(636,901)	(144,111)
Accounts Payable and Accrued Expenses	3,475	8,814
Payables to Employees and Related Parties	5,826	9,076
Taxes Payable	(12,537)	(13,505)
Other Liabilities	(27,560)	(129,770)
Net Cash Provided by Operating Activities	157,173	529,904
Cash Flows From Investing Activities
Investments Purchased	—	(3,862)
Proceeds from Redemption of G5 Debt Security in 2021 and Sale of Investments in 2022	18,300	11,779
Distributions of Private Equity Investments	238	316
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	2,326,799	1,565,429
Purchases of Investment Securities	(1,893,948)	(1,640,970)
Maturity of Certificates of Deposit	217,837	73,995
Purchase of Certificates of Deposit	(231,639)	(191,498)
Purchase of Furniture, Equipment and Leasehold Improvements	(19,072)	(23,417)
Net Cash Provided by (Used In) Investing Activities	418,515	(208,228)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	300	2,063
Distributions to Noncontrolling Interests	(38,970)	(45,768)
Payment of Notes Payable	(67,000)	(38,000)
Issuance of Notes Payable	67,000	38,000
Debt Issuance Costs and Make-Whole Amount	(1,826)	(355)
Purchase of Treasury Stock and Noncontrolling Interests	(491,936)	(533,737)
Dividends	(99,082)	(91,922)
Net Cash Provided by (Used in) Financing Activities	(631,514)	(669,719)
Effect of Exchange Rate Changes on Cash	(49,296)	(2,306)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(105,122)	(350,349)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	587,293	838,224
Cash, Cash Equivalents and Restricted Cash – End of Period	$482,171	$487,875
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$10,954	$12,454
Payments for Income Taxes	$165,021	$118,892
Accrued Dividends	$11,245	$10,718
Settlement of Sale of Trilantic VI	$9,188	$—
Settlement of Contingent Consideration	$1,083	$—
Receipt of Equity Securities in Settlement of Accounts Receivable	$—	$1,955

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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") and Evercore Partners Canada Ltd. ("Evercore Canada") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing and Evercore Canada, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing and Evercore Canada assets of $495,876 and liabilities of $192,767 at September 30, 2022 and assets of $446,736 and liabilities of $260,426 at December 31, 2021.
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
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Banking:
Advisory Fees	$488,224	$708,333	$1,689,033	$1,781,065
Underwriting Fees	28,697	54,381	78,519	181,686
Commissions and Related Revenue	49,200	46,763	152,583	151,014
Total Investment Banking	$566,121	$809,477	$1,920,135	$2,113,765

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$15,641	$16,960	$48,724	$48,092
Total Investment Management	$15,641	$16,960	$48,724	$48,092
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the nine months ended September 30, 2022 and 2021 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Nine Months Ended September 30, 2022
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2022	$351,668	$87,764	$14,092	$12,945	$9,257	$147
Increase (Decrease)	(47,943)	(30,723)	15,992	(8,963)	(776)	—
Balance at September 30, 2022	$303,725	$57,041	$30,084	$3,982	$8,481	$147

	For the Nine Months Ended September 30, 2021
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2021	$368,346	$70,975	$29,327	$5,283	$9,373	$147
Increase (Decrease)	29,618	6,919	53,477	5,261	(2,615)	—
Balance at September 30, 2021	$397,964	$77,894	$82,804	$10,544	$6,758	$147
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
The Company recognized revenue of $6,079 and $16,584 on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively, and $13,759 and $21,835 for the three and nine months ended September 30, 2021, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and nine months ended September 30, 2022 and 2021 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning Balance	$1,447	$2,143	$2,704	$5,372
Bad debt expense, net of reversals	3,402	1,781	4,905	15
Write-offs, foreign currency translation and other adjustments	(497)	(361)	(3,257)	(1,824)
Ending Balance	$4,352	$3,563	$4,352	$3,563
The change in the balance during the three and nine months ended September 30, 2022 is primarily related an increase in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of September 30, 2022, by year of origination:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	Amortized Carrying Value by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$16,439	$31,568	$10,473	$2,543	$—	$—	$61,023
Note 5 – Related Parties
Investment Banking Revenue includes advisory fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $1,097 and $8,208 for the three and nine months ended September 30, 2022, respectively, and $2,635 and $26,050 for the three and nine months ended September 30, 2021, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $19,519 and $20,397 as of September 30, 2022 and December 31, 2021, respectively. See Note 14 for further information.
Note 6 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022				December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$655,809	$1,940	$—	$657,749	$706,826	$37	$16	$706,847
Equity Securities	558	—	278	280	666	193	—	859
Debt Securities Carried by EGL	387,668	1,582	—	389,250	784,813	43	14	784,842
Investment Funds	143,782	72	16,833	127,021	111,682	39,191	—	150,873
Total Investment Securities (carried at fair value)	$1,187,817	$3,594	$17,111	$1,174,300	$1,603,987	$39,464	$30	$1,643,421

Certificates of Deposit (carried at contract value)				138,701				141,218

Total Investment Securities and Certificates of Deposit				$1,313,001				$1,784,639
Scheduled maturities of the Company's available-for-sale debt securities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$655,809	$657,749	$706,826	$706,847
Total	$655,809	$657,749	$706,826	$706,847
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries, and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at September 30, 2022 and has not recorded a credit allowance on these securities.
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) and realized gains and losses

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
included in earnings. The Company had net realized losses of ($34) for the nine months ended September 30, 2022 and ($11) for the nine months ended September 30, 2021.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($131) and ($579) for the three and nine months ended September 30, 2022, respectively, and ($520) and $1,340 for the three and nine months ended September 30, 2021, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains of $1,013 and $1,541 for the three and nine months ended September 30, 2022, respectively, and $26 and $17 for the three and nine months ended September 30, 2021, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($7,454) and ($38,970) for the three and nine months ended September 30, 2022, respectively, and ($195) and $15,807 for the three and nine months ended September 30, 2021, respectively.
Certificates of Deposit
At September 30, 2022 and December 31, 2021, the Company held certificates of deposit of $138,701 and $141,218, respectively, with certain banks with original maturities of four months or less when purchased.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of September 30, 2022 and December 31, 2021 was as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2022	December 31, 2021
ABS	$18,679	$40,977
Atalanta Sosnoff	11,399	10,948
Luminis	6,002	6,158
Seneca Evercore	502	507
Total	$36,582	$58,590

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
In January 2022, the Company entered into an agreement to sell a portion of its interest in ABS. This transaction closed on March 28, 2022 and resulted in the reduction of the Company's ownership interest from 46% to 26%. The Company received cash of $18,300 as consideration for its interests sold and recorded a gain of $1,294 for the nine months ended September 30, 2022, included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statement of Operations.
At September 30, 2022, the Company's ownership interest in ABS was 26%. This investment resulted in earnings of $1,043 and $3,413 for the three and nine months ended September 30, 2022, respectively, and $2,234 and $6,724 for the three and nine months ended September 30, 2021, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At September 30, 2022, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $533 and $2,411 for the three and nine months ended September 30, 2022, respectively, and $883 and $2,093 for the three and nine months ended September 30, 2021, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At September 30, 2022, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $397 and $787 for the three and nine months ended September 30, 2022, respectively, and $564 and $1,282 for the three and nine months ended September 30, 2021, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Seneca Evercore
On July 7, 2021, the Company acquired a 20% interest in Seneca Evercore for $500 and maintains proportional representation on the board of directors of Seneca Evercore (but not less than one director) following this transaction. The Company accounts for its interest under the equity method of accounting. This investment resulted in earnings of $54 and $202 for the three and nine months ended September 30, 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 for each of the three months ended September 30, 2022 and 2021 and $237 for each of the nine months ended September 30, 2022 and 2021.
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
A summary of the Company's investments in the private equity funds as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Glisco II, Glisco III and Glisco IV	$3,474	$3,479
Trilantic IV, Trilantic V and Trilantic VI	2,701	12,210
Total Private Equity Funds	$6,175	$15,689
Net realized and unrealized gains (losses) on private equity fund investments were $308 and $244 for the three and nine months ended September 30, 2022, respectively, and ($460) and ($438) for the three and nine months ended September 30, 2021, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2022, $658 of previously distributed carried interest received from the funds was subject to repayment.
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
General Partners of Private Equity Funds which are VIEs

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,107 and $3,408 included in its Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2022 and December 31, 2021, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of September 30, 2022 and December 31, 2021 was $5,395 and $5,715, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
During the third quarter of 2021, consistent with the Company's investment strategy, the Company decided to wind down its investment relationship with Trilantic. Accordingly, the Company wrote-off the remaining carrying value of its investment in Trilantic Capital Partners as of September 30, 2021, as well as certain amounts allocated to fund investments exceeding net asset value at September 30, 2021. As a result, the Company recorded an aggregate charge of $8,554 within Special Charges, Including Business Realignment Costs, for the three and nine months ended September 30, 2021. See above in "Investments in Private Equity" for further information.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $557 and $676 as of September 30, 2022 and December 31, 2021, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment is accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortizes the balance of its investment as distributions are received related to the deferred consideration. This investment was fully amortized as of September 30, 2022 and had a balance of $221 as of December 31, 2021.
Note 8 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $13,148 and $38,757 for the three and nine months ended September 30, 2022, respectively, and $12,563 and $37,063 for the three and nine months ended September 30, 2021, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses, of $1,781 and $5,425 for the three and nine months ended September 30, 2022, respectively, and $1,502 and $5,120 for the three and nine months ended September 30, 2021, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,621 and $5,616 as of September 30, 2022 and December 31, 2021, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,205 and $3,706 for the three and nine months ended September 30, 2022, respectively, and $1,332 and $3,983 for the three and nine months ended September 30, 2021, respectively.

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
The Company incurred net operating cash outflows of $44,718 and $31,714 for the nine months ended September 30, 2022 and 2021, respectively, related to its operating leases, which was net of cash received from lease incentives of $867 and $8,924 for the nine months ended September 30, 2022 and 2021, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$4,538	$1,657	$11,743	$15,665

			September 30, 2022	September 30, 2021
Weighted-average remaining lease term - operating leases			10.6 years	11.2 years
Weighted-average discount rate - operating leases			3.91%	4.00%
As of September 30, 2022, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2022 (October 1 through December 31)	$14,829
2023	47,191
2024	39,941
2025	40,373
2026	38,167
Thereafter	216,924
Total lease payments	397,425
Less: Tenant Improvement Allowances	(6,214)
Less: Imputed Interest	(73,876)
Present value of lease liabilities	317,335
Less: Current lease liabilities	(40,633)
Long-term lease liabilities	$276,702
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases for office space which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces by the end of 2023. These spaces will have lease terms of 3 to 13 years once the Company has taken possession. The additional future payments under these arrangements are $230,552 as of September 30, 2022.
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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$389,250	$—	$—	$389,250
Other Debt and Equity Securities	658,029	—	—	658,029
Investment Funds	127,021	—	—	127,021
Total Assets Measured At Fair Value	$1,174,300	$—	$—	$1,174,300

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$784,842	$—	$—	$784,842
Other Debt and Equity Securities(1)	710,706	—	—	710,706
Investment Funds	150,873	—	—	150,873
Total Assets Measured At Fair Value	$1,646,421	$—	$—	$1,646,421
(1)Includes $3,000 of treasury bills and notes classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statement of Financial Condition as of December 31, 2021.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		September 30, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$473,066	$473,066	$—	$—	$473,066
Certificates of Deposit	138,701	—	138,701	—	138,701
Receivables(1)	360,766	—	359,246	—	359,246
Contract Assets(2)	34,066	—	33,919	—	33,919
Receivable from Employees and Related Parties	23,178	—	23,178	—	23,178
Closely-held Equity Securities	557	—	—	557	557
Financial Liabilities:
Accounts Payable and Accrued Expenses	$33,088	$—	$33,088	$—	$33,088
Payable to Employees and Related Parties	36,461	—	36,461	—	36,461
Notes Payable	369,300	—	343,898	—	343,898

		December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$575,317	$575,317	$—	$—	$575,317
Certificates of Deposit	141,218	—	141,218	—	141,218
Receivables(1)	439,432	—	436,749	—	436,749
Contract Assets(2)	27,037	—	25,986	—	25,986
Receivable from Employees and Related Parties	25,208	—	25,208	—	25,208
Closely-held Equity Securities	676	—	—	676	676
Financial Liabilities:
Accounts Payable and Accrued Expenses	$31,633	$—	$31,633	$—	$31,633
Payable to Employees and Related Parties	58,876	—	58,876	—	58,876
Notes Payable	376,243	—	390,288	—	390,288
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2022, the Company was in compliance with all of these covenants.
In March 2021, the Company repaid the $38,000 aggregate principal amount of its Series A Notes. On June 28, 2022, the Company prepaid the $67,000 aggregate principal amount of its Series B Notes plus the applicable make-whole amount. In conjunction with the June 2022 prepayment and the acceleration of the remaining debt issuance costs, the Company recorded a loss of $456 for the nine months ended September 30, 2022, included within Special Charges, Including Business Realignment Costs, on the Unaudited Condensed Consolidated Statements of Operations.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2022, the Company was in compliance with all of these covenants.
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
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2022, the Company was in compliance with all of these covenants.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
2022 Private Placement Notes
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
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2022, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of September 30, 2022 and December 31, 2021:

			Carrying Value(a)
Note	Maturity Date	Effective Annual Interest Rate	September 30, 2022	December 31, 2021
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	$—	$66,829
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,756	47,710
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,887	16,874
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,459	74,407
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,533	59,500
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,673	39,655
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	27,650	33,564
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,764	37,704
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	65,578	—
Total			$369,300	$376,243
(a)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 11 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on October 25, 2022, a quarterly cash dividend of $0.72 per share, to the holders of record of shares of Class A common stock ("Class A Shares") as of November 25, 2022, which will be paid on December 9, 2022. During the three and nine months ended September 30, 2022, the Company declared and paid dividends of $0.72 and $2.12 per share, respectively, totaling $28,052 and $83,739, respectively, and accrued deferred cash dividends on unvested restricted stock units ("RSUs") totaling $2,883 and $11,245, respectively. The Company also paid deferred cash dividends of $166 and $15,347 during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, the Company declared and paid dividends of $0.68 and $1.97 per share, respectively, totaling $26,656 and $79,584, respectively, and accrued deferred cash dividends on unvested RSUs totaling $3,622 and $10,718, respectively. The Company also paid deferred cash dividends of $126 and $12,338 during the three and nine months ended September 30, 2021, respectively.
Treasury Stock – During the three months ended September 30, 2022, the Company purchased 17 Class A Shares from employees at an average cost per share of $93.64, primarily for the net settlement of stock-based compensation awards, and 319 Class A Shares at an average cost per share of $98.98 pursuant to the Company's share repurchase program. The aggregate 336 Class A Shares were purchased at an average cost per share of $98.71, and the result of these purchases was an increase in Treasury Stock of $33,162 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
During the nine months ended September 30, 2022, the Company purchased 988 Class A Shares from employees at an average cost per share of $127.41, primarily for the net settlement of stock-based compensation awards, and 2,908 Class A Shares at an average cost per share of $115.18 pursuant to the Company's share repurchase program. The aggregate 3,896 Class A Shares were purchased at an average cost per share of $118.28, and the result of these purchases was an increase in Treasury Stock of $460,797 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022.
LP Units – During the three and nine months ended September 30, 2022, 1 and 2,573 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares, resulting in an increase to Class A Common Stock of $26 for the nine months ended September 30, 2022, and an increase to Additional Paid-In-Capital of $47 and $159,328 for the three and nine months ended September 30, 2022, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022. See Note 12 for further information.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2022, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($4,185) and ($46,609), respectively.
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

	September 30,
	2022	2021
Subsidiary:
Evercore LP	6%	11%
Evercore Wealth Management ("EWM")(1)	25%	26%
Real Estate Capital Advisory ("RECA")(2)	—%	40%
(1) Noncontrolling Interests represent a blended rate for multiple classes of interests in EWM.
(2) Noncontrolling Interests represent the Class R Interests of Private Capital Advisory L.P.
The Noncontrolling Interests for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A Shares.
The Company has outstanding Class A, E, I and K Evercore LP Units which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. See Note 13 for further information.
During the period January 1, 2023 through December 31, 2023, the Company has the option to purchase, at fair value, a portion of the outstanding EWM Class A Units such that the noncontrolling interest holders would continue to hold no less than 25% of the outstanding units following the transaction. This transaction may be settled in cash, Evercore LP Units or Class A shares of the Company, at the Company’s discretion. If the Company has not exercised its option prior to the end of the option period, or the noncontrolling interest holders continue to hold greater than 25% of the outstanding units following the transaction, the noncontrolling interest holders may exchange their interests for Evercore LP Units, at fair value, sufficient to reduce their outstanding interest to 25%. As of September 30, 2022, the EWM members held 25% of the outstanding EWM Units.
Changes in Noncontrolling Interest for the three and nine months ended September 30, 2022 and 2021 were as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$170,150	$274,296	$314,910	$258,428

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	9,198	29,577	42,543	74,346
Other Comprehensive Income (Loss)	(1,988)	(1,109)	(3,935)	(706)
Total Comprehensive Income	7,210	28,468	38,608	73,640

Evercore LP Units Exchanged for Class A Shares	(47)	(13)	(159,354)	(6,760)

Amortization and Vesting of LP Units	5,403	2,946	17,932	9,053

Other Items:
Distributions to Noncontrolling Interests	(6,533)	(16,126)	(36,126)	(45,768)
Issuance of Noncontrolling Interest	—	1,072	300	2,417
Purchase of Noncontrolling Interest	(108)	—	(195)	(367)
Total Other Items	(6,641)	(15,054)	(36,021)	(43,718)

Ending balance	$176,075	$290,643	$176,075	$290,643
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of $109 and $137 for the three and nine months ended September 30, 2022, respectively, and ($125) and ($57) for the three and nine months ended September 30, 2021, respectively, and foreign currency translation adjustment gains (losses), net, of ($2,097) and ($4,072) for the three and nine months ended September 30, 2022, respectively, and ($984) and ($649) for the three and nine months ended September 30, 2021, respectively.
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
During the three and nine months ended September 30, 2022, an aggregate of 1 and 2,573 LP Units, respectively, were exchanged for Class A Shares, including the Class E LP Units described above. These exchanges resulted in a decrease to Noncontrolling Interest of $47 and $159,354 for the three and nine months ended September 30, 2022, respectively, an increase to Additional-Paid-In-Capital of $47 and $159,328 for the three and nine months ended September 30, 2022, respectively, and an increase to Class A Common Stock of $26 for the nine months ended September 30, 2022 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022. See Note 11 for further information.
Interests Issued – During the first and third quarter of 2021, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $975 and $200, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2021.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interests Purchased – During the third quarter of 2022, the Company purchased, at fair value, an additional 0.5% of the EWM Class A Units for $1,706, which was settled in cash during the three months ended September 30, 2022. This purchase resulted in a decrease to Noncontrolling Interest of $108 and a decrease to Additional-Paid-In-Capital of $1,598 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022.
During the first quarter of 2022, the Company purchased, at fair value, an additional 0.4% of the EWM Class A Units for $1,448, which was settled in cash during the nine months ended September 30, 2022. This purchase resulted in a decrease to Noncontrolling Interest of $87 and a decrease to Additional-Paid-In-Capital of $1,361 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022.
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
On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54,297. Consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash during the first quarter of 2022, and contingent cash consideration which will be settled in early 2024. The Company settled $1,083 of the contingent consideration at fair value, which is included within Other Current Liabilities on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022 and is expected to be paid during the fourth quarter of 2022. The fair value of the remaining contingent consideration is $7,442 and $20,587 as of September 30, 2022 and December 31, 2021, respectively, and is included within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. For the three and nine months ended September 30, 2022, the Company recognized a reversal of expense of $8,784 and $12,062, respectively, within Other Operating Expenses on the Unaudited Condensed Consolidated Statements of Operations, related to the change in fair value of the contingent consideration. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. This purchase resulted in a decrease to Noncontrolling Interest of $7,137 and a decrease to Additional Paid-In-Capital of $47,160 on the Company’s Unaudited Condensed Consolidated Statement of Financial Condition on December 31, 2021. In conjunction with this transaction, the Company will also issue two separate payments in early 2023 and 2024, contingent on continued employment with the Company, and accordingly, will be treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the RECA business achieving certain revenue performance targets.
Note 13 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and nine months ended September 30, 2022 and 2021 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$82,438	$159,545	$336,081	$444,256
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,114	39,467	39,375	40,492
Basic net income per share attributable to Evercore Inc. common shareholders	$2.11	$4.04	$8.54	$10.97
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$82,438	$159,545	$336,081	$444,256
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares	(a)	(a)	(a)	(a)
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above	(a)	(a)	(a)	(a)
Diluted net income attributable to Evercore Inc. common shareholders	$82,438	$159,545	$336,081	$444,256
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,114	39,467	39,375	40,492
Assumed exchange of LP Units for Class A Shares(a)	—	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method	1,279	2,750	1,513	2,625
Shares that are contingently issuable(b)	134	480	216	480
Diluted weighted average Class A Shares outstanding	40,527	42,697	41,104	43,597
Diluted net income per share attributable to Evercore Inc. common shareholders	$2.03	$3.74	$8.18	$10.19
(a)The Company has outstanding Class A and E LP Units, Class I limited partnership units of Evercore LP ("Class I LP Units") and Class K limited partnership units of Evercore LP ("Class K LP Units"), which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and nine months ended September 30, 2022 and 2021, the Class A, E, I and K LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,650 and 3,078 for the three and nine months ended September 30, 2022, respectively, and 4,840 and 4,871 for the three and nine months ended September 30, 2021, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $6,123 and $32,853 for the three and nine months ended September 30, 2022, respectively, and $19,925 and $54,096 for the three and nine months ended September 30, 2021, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.
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
Note 14 – Share-Based and Other Deferred Compensation
LP Units
Class I-P Units – In November 2016, the Company awarded 400 Class I-P Units in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman). These Class I-P Units converted into 400 Class I LP Units (which are exchangeable on a one-for-one basis to Class A Shares), upon the achievement of certain market and service conditions on March 1, 2022. Compensation expense related to this award was $753 for the nine months ended September 30, 2022 and $1,130 and $3,495 for the three and nine months ended September 30, 2021, respectively.
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
In December 2021, the Company awarded 400 Class K-P Units to certain employees of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through December 31, 2025. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition.
These Class K-P Units in the aggregate may convert into a maximum of 1,180 Class K LP Units, contingent upon the achievement of certain defined benchmarks and continued service, as described above. The Company determined the grant date fair value of these awards probable to vest as of September 30, 2022 to be $97,717, related to 912 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $5,403 and $17,179 for the three and nine months ended September 30, 2022, respectively, and $1,816 and $5,557 for the three and nine months ended September 30, 2021, respectively.
In October 2022, the Company’s Board of Directors approved the issuance of 60 Class K-P Units to an employee of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares), contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through June 30, 2027. As this award contains market, performance and service conditions, the expense for

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition.
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
Stock Incentive Plan
During 2020, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Amended 2016 Plan"). During the second quarter of 2022, the Company's stockholders approved the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Second Amended 2016 Plan"), which amended the Amended 2016 Plan. The Second Amended 2016 Plan, among other things, authorizes an additional 6,500 shares of the Company's Class A Shares. The Second Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Second Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Second Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Second Amended 2016 Plan was 7,772 as of September 30, 2022.
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
Equity Grants
During the nine months ended September 30, 2022, pursuant to the above Stock Incentive Plans, the Company granted employees 2,952 RSUs that are Service-based Awards. Service-based Awards granted during the nine months ended September 30, 2022 had grant date fair values of $93.03 to $137.59 per share, with an average value of $123.97 per share, for an aggregate fair value of $365,908, and generally vest ratably over four years. During the nine months ended September 30, 2022, 2,250 Service-based Awards vested and 151 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $63,385 and $191,229 for the three and nine months ended September 30, 2022, respectively, and $52,578 and $162,341 for the three and nine months ended September 30, 2021, respectively.
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
Compensation expense related to the Company's deferred cash compensation program was $30,040 and $89,025 for the three and nine months ended September 30, 2022, respectively, and $31,576 and $97,322 for the three and nine months ended

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
September 30, 2021, respectively. As of September 30, 2022, the Company expects to pay an aggregate of $292,137 related to the Company's deferred cash compensation program at various dates through 2026 and total compensation expense not yet recognized related to these awards was $166,054. The weighted-average period over which this compensation cost is expected to be recognized is 23 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022.
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
Compensation expense related to other deferred cash awards was $3,139 and $12,466 for the three and nine months ended September 30, 2022, respectively, and $2,555 and $8,076 for the three and nine months ended September 30, 2021, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan") and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). Remaining amounts due pursuant to the 2017 and 2021 Long-term Incentive Plans, which aggregate $48,259 of current liabilities and $72,307 of long-term liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022, are due to be paid, in cash or Class A Shares, at the Company's discretion, in the first quarter of 2023 (for the 2017 Long-term Incentive Plan), and in the first quarter of 2025, 2026 and 2027 (for the 2021 Long-term Incentive Plan), subject to employment at the time of payment. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020. In conjunction with this plan, the Company distributed cash payments of $3,940 in the nine months ended September 30, 2022, and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 pursuant to the 2017 Long-term Incentive Plan of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the acceleration of certain amounts due in the first quarter of 2022). Awards issued under the 2017 Long-term Incentive Plan are subject to retirement eligibility requirements after the performance criteria has been achieved. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded $16,152 and $45,414 of compensation expense for the three and nine months ended September 30, 2022, respectively, and $16,877 and $29,979 for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, the total remaining expense to be recognized for the 2017 Long-term Incentive Plan over the future vesting period ending March 15, 2023 is $3,042. As of September 30, 2022, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $177,594.
Employee Loans Receivable

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $8,229 and $21,668 for the three and nine months ended September 30, 2022, respectively, and $7,279 and $17,725 for the three and nine months ended September 30, 2021, respectively. The remaining unamortized amount of these awards was $41,558 as of September 30, 2022.
Separation and Transition Benefits
The following table presents the change in the Company's Termination Costs liability for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
Beginning Balance	$675	$4,589
Termination Costs Incurred	2,680	2,168
Cash Benefits Paid	(3,067)	(4,174)
Non-Cash Charges	(80)	(101)
Ending Balance	$208	$2,482
In addition to the above Termination Costs incurred, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $641 and $1,335 for the three and nine months ended September 30, 2022, respectively, (related to 17 RSUs) and $486 and $2,434 for the three and nine months ended September 30, 2021, respectively, (related to 34 RSUs) recorded in Employee Compensation and Benefits, within the Investment Banking segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Private Equity – As of September 30, 2022, the Company had unfunded commitments for capital contributions of $2,693 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On June 24, 2016, Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2022. East amended this facility on October 29, 2021 such that, among other things, the interest rate provisions were LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date was extended to October 28, 2023 (as amended, the "Existing PNC Facility"). There were no drawings under this facility at September 30, 2022.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 30, 2020, of up to $30,000, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2022. East amended this facility on October 29, 2021 such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $55,000. Drawings under this facility bear interest at

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date was extended to October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at September 30, 2022.
On October 29, 2021, EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date will be October 28, 2023, unless prepayment is otherwise approved earlier by FINRA. There were no drawings under this facility at September 30, 2022. EGL amended this facility on October 31, 2022 such that, among other things, the interest rate provisions were Daily SOFR plus 191 basis points and the maturity date was extended to October 27, 2024.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments – The Company has a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. The Company’s consideration for this transaction included contingent cash consideration which will be settled in 2024. The Company settled $1,083 of the contingent consideration at fair value, which is included within Other Current Liabilities on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022 and is expected to be paid during the fourth quarter of 2022. The remaining contingent consideration has a fair value of $7,442 as of September 30, 2022, and is included within Other Long-term Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. See Note 12 for further information.
The Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $270 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the nine months ended September 30, 2021. The contingent consideration was fully paid as of September 30, 2021.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,
	2022	2021
Cash and Cash Equivalents	$473,066	$478,819
Restricted Cash included in Other Assets	9,105	9,056
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$482,171	$487,875
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
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of September 30, 2022 and December 31, 2021 was $388,286 and $660,032, respectively, which exceeded the minimum net capital requirement by $388,036 and $659,782, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2022.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of September 30, 2022.
Note 17 – Income Taxes
The Company's Provision for Income Taxes was $40,790 and $114,134 for the three and nine months ended September 30, 2022, respectively, and $59,712 and $137,871 for the three and nine months ended September 30, 2021, respectively. The effective tax rate was 30.8% and 23.2% for the three and nine months ended September 30, 2022, respectively, and 24.0% and 21.0% for the three and nine months ended September 30, 2021, respectively. The effective tax rate reflects net excess tax benefits associated with the appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $19,657 and $17,422 being recognized in the Company's Provision for Income Taxes for the nine months ended September 30, 2022 and 2021, respectively, and resulted in a reduction in the effective tax rate of 4.0 and 2.7 percentage points for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for 2022 and 2021 also reflects the effect of certain nondeductible expenses, including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and nine months ended September 30, 2022 and 2021, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
The Company recorded a decrease in deferred tax assets of $485 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $14,722 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2022. The Company recorded an increase in deferred tax assets of $111 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $1,345 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2021.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2022, there were $254 of unrecognized tax benefits that, if recognized, $206 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $10 and $1, respectively, during the three months ended September 30, 2022.

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
The Company's segment information for the three and nine months ended September 30, 2022 and 2021 is prepared using the following methodology:
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
Other Expenses includes the following:
•Special Charges, Including Business Realignment Costs – Includes expenses in 2022 related to charges associated with the prepayment of the Company's Series B Notes during the second quarter, as well as certain professional fees related to the ongoing liquidation of the Company's operations in Mexico. Includes expenses in 2021 related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with the Company's investment strategy, the Company decided to wind down during the third quarter.
•Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and nine months ended September 30, 2022.
The following information presents each segment's contribution.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Banking
Net Revenues(1)	$560,518	$806,918	$1,880,069	$2,125,023
Operating Expenses	433,599	556,277	1,404,711	1,480,963
Other Expenses(2)	—	—	532	7
Operating Income	126,919	250,641	474,826	644,053
Income from Equity Method Investments	451	564	989	1,282
Pre-Tax Income	$127,370	$251,205	$475,815	$645,335
Identifiable Segment Assets	$2,986,364	$3,097,453	$2,986,364	$3,097,453
Investment Management
Net Revenues(1)	$16,419	$16,637	$50,639	$48,707
Operating Expenses	12,939	13,571	39,520	37,832
Other Expenses(2)	—	8,554	—	8,554
Operating Income (Loss)	3,480	(5,488)	11,119	2,321
Income from Equity Method Investments	1,576	3,117	5,824	8,817
Pre-Tax Income (Loss)	$5,056	$(2,371)	$16,943	$11,138
Identifiable Segment Assets	$164,905	$174,435	$164,905	$174,435
Total
Net Revenues(1)	$576,937	$823,555	$1,930,708	$2,173,730
Operating Expenses	446,538	569,848	1,444,231	1,518,795
Other Expenses(2)	—	8,554	532	8,561
Operating Income	130,399	245,153	485,945	646,374
Income from Equity Method Investments	2,027	3,681	6,813	10,099
Pre-Tax Income	$132,426	$248,834	$492,758	$656,473
Identifiable Segment Assets	$3,151,269	$3,271,888	$3,151,269	$3,271,888

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Banking(A)	$(5,603)	$(2,559)	$(40,066)	$11,258
Investment Management	778	(323)	1,915	615
Total Other Revenue, net	$(4,825)	$(2,882)	$(38,151)	$11,873
(A)Other Revenue, net, from Investment Banking includes interest expense on the Notes Payable and lines of credit of $4,188 and $12,696 for the three and nine months ended September 30, 2022, respectively, and $4,393 and $13,269 for the three and nine months ended September 30, 2021, respectively.
(2)Other Expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Banking
Special Charges, Including Business Realignment Costs	$—	$—	$532	$—
Acquisition and Transition Costs	—	—	—	7
Total Investment Banking	—	—	532	7
Investment Management
Special Charges, Including Business Realignment Costs	—	8,554	—	8,554
Total Investment Management	—	8,554	—	8,554
Total Other Expenses	$—	$8,554	$532	$8,561
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Revenues:(1)
United States	$374,571	$659,158	$1,408,491	$1,648,128
Europe and Other	206,893	165,065	553,926	508,796
Latin America	298	2,214	6,442	4,933
Total	$581,762	$826,437	$1,968,859	$2,161,857
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	September 30, 2022	December 31, 2021
Total Assets:
United States	$2,565,503	$3,199,435
Europe and Other	585,766	603,222
Total	$3,151,269	$3,802,657

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards, the amount of which is a function of performance and market conditions, are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, the expense is generally amortized over the stated vesting period, subject to retirement eligibility. With respect to annual awards, our retirement eligibility criteria generally stipulates that an employee is eligible for retirement if the employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, or, for awards issued in 2019 and after, if an employee has at least 10 years of continuous service and is at least 60 years of age. Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided they give the minimum advance notice, which is generally six months to one year.
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
In October 2022, our Board of Directors approved the issuance of Class K-P Units to an employee. See Note 14 to our unaudited condensed consolidated financial statements for further information.
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
Other Expenses
Other Expenses include the following:
•Special Charges, Including Business Realignment Costs – Includes expenses in 2022 related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the ongoing liquidation of our operations in Mexico. Includes expenses in 2021 related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our investment strategy, we decided to wind down during the third quarter.
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

Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2022 and 2021. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

	(dollars in thousands, except per share data)
Revenues
Investment Banking:
Advisory Fees	$488,224	$708,333	(31%)	$1,689,033	$1,781,065	(5%)
Underwriting Fees	28,697	54,381	(47%)	78,519	181,686	(57%)
Commissions and Related Revenue	49,200	46,763	5%	152,583	151,014	1%
Asset Management and Administration Fees	15,641	16,960	(8%)	48,724	48,092	1%
Other Revenue, Including Interest and Investments	(637)	1,511	NM	(25,455)	25,142	NM
Total Revenues	581,125	827,948	(30%)	1,943,404	2,186,999	(11%)
Interest Expense	4,188	4,393	(5%)	12,696	13,269	(4%)
Net Revenues	576,937	823,555	(30%)	1,930,708	2,173,730	(11%)
Expenses
Operating Expenses	446,538	569,848	(22%)	1,444,231	1,518,795	(5%)
Other Expenses	—	8,554	NM	532	8,561	(94%)
Total Expenses	446,538	578,402	(23%)	1,444,763	1,527,356	(5%)
Income Before Income from Equity Method Investments and Income Taxes	130,399	245,153	(47%)	485,945	646,374	(25%)
Income from Equity Method Investments	2,027	3,681	(45%)	6,813	10,099	(33%)
Income Before Income Taxes	132,426	248,834	(47%)	492,758	656,473	(25%)
Provision for Income Taxes	40,790	59,712	(32%)	114,134	137,871	(17%)
Net Income	91,636	189,122	(52%)	378,624	518,602	(27%)
Net Income Attributable to Noncontrolling Interest	9,198	29,577	(69%)	42,543	74,346	(43%)
Net Income Attributable to Evercore Inc.	$82,438	$159,545	(48%)	$336,081	$444,256	(24%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$2.03	$3.74	(46%)	$8.18	$10.19	(20%)
As of September 30, 2022 and 2021, we employed approximately 2,160 and 1,950 people, respectively, worldwide.
Three Months Ended September 30, 2022 versus September 30, 2021
Net Income Attributable to Evercore Inc. was $82.4 million for the three months ended September 30, 2022, a decrease of $77.1 million, or 48%, compared to $159.5 million for the three months ended September 30, 2021. The changes in our operating results during these periods are described below.
Net Revenues were $576.9 million for the three months ended September 30, 2022, a decrease of $246.6 million, or 30%, versus Net Revenues of $823.6 million for the three months ended September 30, 2021. Advisory Fees decreased $220.1 million, or 31%, Underwriting Fees decreased $25.7 million, or 47%, and Commissions and Related Revenue increased $2.4 million, or 5%, compared to the three months ended September 30, 2021. Asset Management and Administration Fees decreased $1.3 million, or 8%, compared to the three months ended September 30, 2021. See "Business Segments" and "Liquidity and Capital Resources" below for further information.

Other Revenue, Including Interest and Investments, decreased $2.1 million compared to the three months ended September 30, 2021, primarily reflecting lower performance of our investment funds portfolio due to the overall market decline. The portfolio is used as an economic hedge against our deferred cash compensation program.
Total Operating Expenses were $446.5 million for the three months ended September 30, 2022, compared to $569.8 million for the three months ended September 30, 2021, a decrease of $123.3 million, or 22%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $355.8 million for the three months ended September 30, 2022, a decrease of $130.7 million, or 27%, versus expense of $486.5 million for the three months ended September 30, 2021. The decrease in the amount of compensation recognized for the three months ended September 30, 2022 principally reflects a lower accrual for incentive compensation tied to lower revenue, partially offset by higher base salaries and higher amortization of prior period deferred compensation awards. Non-compensation expenses as a component of Operating Expenses were $90.7 million for the three months ended September 30, 2022, an increase of $7.4 million, or 9%, versus $83.3 million for the three months ended September 30, 2021. The increase was primarily driven by an increase in travel and related expenses, as travel began to resume during the fourth quarter of 2021, as well as higher professional fees. Non-Compensation expenses per employee were approximately $42.3 thousand for the three months ended September 30, 2022, versus $43.3 thousand for the three months ended September 30, 2021.
Total Other Expenses of $8.6 million for the three months ended September 30, 2021 included Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our investment strategy, we decided to wind down during the third quarter of 2021.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 61.7% for the three months ended September 30, 2022, compared to 59.1% for the three months ended September 30, 2021.
Income from Equity Method Investments was $2.0 million for the three months ended September 30, 2022, compared to $3.7 million for the three months ended September 30, 2021. The decrease was primarily driven by lower income earned by ABS, principally reflecting a decrease in our ownership following the sale of a portion of our interests during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the three months ended September 30, 2022 was $40.8 million, which reflected an effective tax rate of 30.8%. The provision for income taxes for the three months ended September 30, 2021 was $59.7 million, which reflected an effective tax rate of 24.0%. The increase in the effective tax rate principally reflects higher state and local taxes and an increase in U.S. federal taxes related to the decrease in Noncontrolling Interest in Evercore LP.
Net Income Attributable to Noncontrolling Interest was $9.2 million for the three months ended September 30, 2022 compared to $29.6 million for the three months ended September 30, 2021. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income at Evercore LP for the three months ended September 30, 2022, as well as the decrease in noncontrolling ownership interest during the first quarter of 2022. See Note 12 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2022 versus September 30, 2021
Net Income Attributable to Evercore Inc. was $336.1 million for the nine months ended September 30, 2022, a decrease of $108.2 million, or 24%, compared to $444.3 million for the nine months ended September 30, 2021. The changes in our operating results during these periods are described below.
Net Revenues were $1.93 billion for the nine months ended September 30, 2022, a decrease of $243.0 million, or 11%, versus Net Revenues of $2.17 billion for the nine months ended September 30, 2021. Underwriting Fees decreased $103.2 million, or 57%, Advisory Fees decreased $92.0 million, or 5%, and Commissions and Related Revenue increased $1.6 million, or 1%, compared to the nine months ended September 30, 2021. Asset Management and Administration Fees increased $0.6 million, or 1%, compared to the nine months ended September 30, 2021. See "Business Segments" below for further information.
Other Revenue, Including Interest and Investments, decreased $50.6 million compared to the nine months ended September 30, 2021, primarily reflecting a shift from gains of $15.8 million to losses of $39.0 million on our investment funds portfolio due to the overall market decline. The decrease was also driven by a $4.4 million gain on the redemption of the G5 debt security in the second quarter of 2021. This was partially offset by a $1.3 million gain on the sale of a portion of our interests in ABS during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Total Operating Expenses were $1.44 billion for the nine months ended September 30, 2022, compared to $1.52 billion for the nine months ended September 30, 2021, a decrease of $74.6 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.17 billion for the nine months ended September 30, 2022, a decrease of $115.2 million, or 9%, versus expense of $1.29 billion for the nine months ended September 30, 2021. The decrease in the amount of compensation recognized for the nine months ended September 30, 2022 principally reflects a lower accrual for incentive compensation tied to lower revenue, partially offset by higher base salaries and higher amortization of prior period deferred compensation awards. Non-compensation expenses as a component of Operating Expenses were $269.7 million for the nine months ended September 30, 2022, an increase of $40.6 million, or 18%, versus $229.1 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase in travel and related expenses, as travel began to resume during the fourth quarter of 2021, as well as higher professional fees. Non-Compensation expenses per employee were approximately $130.8 thousand for the nine months ended September 30, 2022, versus $122.8 thousand for the nine months ended September 30, 2021.
Total Other Expenses of $0.5 million for the nine months ended September 30, 2022 included Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the ongoing liquidation of our operations in Mexico. Total Other Expenses of $8.6 million for the nine months ended September 30, 2021 included Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our investment strategy, we decided to wind down during the third quarter of 2021.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 60.8% for the nine months ended September 30, 2022, compared to 59.3% for the nine months ended September 30, 2021.
Income from Equity Method Investments was $6.8 million for the nine months ended September 30, 2022, compared to $10.1 million for the nine months ended September 30, 2021. The decrease was driven by lower income earned by ABS, principally reflecting a decrease in our ownership following the sale of a portion of our interests during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the nine months ended September 30, 2022 was $114.1 million, which reflected an effective tax rate of 23.2%. The provision for income taxes for the nine months ended September 30, 2021 was $137.9 million, which reflected an effective tax rate of 21.0%. The increase in the effective tax rate principally reflects higher state and local taxes and an increase in U.S. federal taxes related to the decrease in Noncontrolling Interest in Evercore LP. The increase was partially offset by a higher net tax benefit associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price for the nine months ended September 30, 2022.
Net Income Attributable to Noncontrolling Interest was $42.5 million for the nine months ended September 30, 2022 compared to $74.3 million for the nine months ended September 30, 2021. The decrease in Net Income Attributable to Noncontrolling Interest reflects lower income at Evercore LP for the nine months ended September 30, 2022, as well as the decrease in noncontrolling ownership interest during the first quarter of 2022. See Note 12 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking
The following table summarizes the operating results of the Investment Banking segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

	(dollars in thousands)
Revenues
Investment Banking:
Advisory Fees	$488,224	$708,333	(31%)	$1,689,033	$1,781,065	(5%)
Underwriting Fees	28,697	54,381	(47%)	78,519	181,686	(57%)
Commissions and Related Revenue	49,200	46,763	5%	152,583	151,014	1%
Other Revenue, net(1)(2)	(5,603)	(2,559)	(119%)	(40,066)	11,258	NM
Net Revenues	560,518	806,918	(31%)	1,880,069	2,125,023	(12%)
Expenses
Operating Expenses	433,599	556,277	(22%)	1,404,711	1,480,963	(5%)
Other Expenses	—	—	NM	532	7	NM
Total Expenses	433,599	556,277	(22%)	1,405,243	1,480,970	(5%)
Operating Income	126,919	250,641	(49%)	474,826	644,053	(26%)
Income from Equity Method Investments(3)	451	564	(20%)	989	1,282	(23%)
Pre-Tax Income	$127,370	$251,205	(49%)	$475,815	$645,335	(26%)
(1)Includes interest expense on Notes Payable and lines of credit of $4.2 million and $12.7 million for the three and nine months ended September 30, 2022, respectively, and $4.4 million and $13.3 million for the three and nine months ended September 30, 2021, respectively.
(2)Includes a gain of $4.4 million for the nine months ended September 30, 2021, resulting from the redemption of our G5 debt security.
(3)Equity in Luminis and Seneca Evercore is classified as Income from Equity Method Investments.

For the three months ended September 30, 2022, the dollar value of North American announced and completed M&A activity decreased 60% and 57%, respectively, compared to the three months ended September 30, 2021, and the dollar value of Global announced and completed M&A activity decreased 54% and 47%, respectively, compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, the dollar value of North American announced and completed M&A activity decreased 38% and 23%, respectively, compared to the nine months ended September 30, 2021, and the dollar value of Global announced and completed M&A activity decreased 32% and 13%, respectively, compared to the nine months ended September 30, 2021.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Industry Statistics ($ in billions) *
Value of North American M&A Deals Announced	$266	$663	(60%)	$1,279	$2,061	(38%)
Value of North American M&A Deals Completed	$303	$703	(57%)	$1,180	$1,539	(23%)
Value of Global M&A Deals Announced	$692	$1,516	(54%)	$2,831	$4,181	(32%)
Value of Global M&A Deals Completed	$668	$1,256	(47%)	$2,665	$3,069	(13%)
Evercore Statistics **
Total Number of Fees From Advisory Client Transactions	229	257	(11%)	494	586	(16%)
Total Number of Fees of at Least $1 million from Advisory Client Transactions	99	130	(24%)	285	349	(18%)
Total Number of Underwriting Transactions	11	28	(61%)	34	98	(65%)
Total Number of Underwriting Transactions as a Bookrunner	11	26	(58%)	29	82	(65%)
* Source: Refinitiv October 7, 2022
** Includes revenue generating clients
Investment Banking Results of Operations
Three Months Ended September 30, 2022 versus September 30, 2021
Investment Banking Net Revenues were $560.5 million for the three months ended September 30, 2022, compared to $806.9 million for the three months ended September 30, 2021, a decrease of $246.4 million, or 31%. The decrease in revenues for the three months ended September 30, 2022 was primarily driven by a decrease of $220.1 million, or 31%, in Advisory Fees, reflecting a decrease in the number of Advisory fees earned and a decline in revenue earned from large transactions during the third quarter of 2022. Underwriting Fees decreased $25.7 million, or 47%, compared to the three months ended September 30, 2021, principally reflecting a decrease in the number of transactions we participated in due to the decline in overall market issuances. Commissions and Related Revenue increased $2.4 million, or 5%, compared to the three months ended September 30, 2021, primarily reflecting higher trading volumes and increased revenues from research subscriptions. Other Revenue, net, decreased $3.0 million, or 119%, compared to the three months ended September 30, 2021, primarily reflecting lower performance of our investment funds portfolio due to the overall market decline. The portfolio is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $433.6 million for the three months ended September 30, 2022, compared to $556.3 million for the three months ended September 30, 2021, a decrease of $122.7 million, or 22%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $346.3 million for the three months ended September 30, 2022, compared to $476.2 million for the three months ended September 30, 2021, a decrease of $129.9 million, or 27%. The decrease in the amount of compensation recognized for the three months ended September 30, 2022 principally reflects a lower accrual for incentive compensation tied to lower revenue, partially offset by higher base salaries and higher amortization of prior period deferred compensation awards. Non-compensation expenses, as a component of Operating Expenses, were $87.3 million for the three months ended September 30, 2022, compared to $80.1 million for the three months ended September 30, 2021, an increase of $7.2 million, or 9%. Non-compensation operating expenses increased from the prior year, primarily driven by an increase in travel and related expenses, as travel began to resume during the fourth quarter of 2021, as well as higher professional fees.
Nine Months Ended September 30, 2022 versus September 30, 2021
Investment Banking Net Revenues were $1.88 billion for the nine months ended September 30, 2022, compared to $2.13 billion for the nine months ended September 30, 2021, a decrease of $245.0 million, or 12%. The decrease in revenues for the nine months ended September 30, 2022 was primarily driven by a decrease of $103.2 million, or 57%, in Underwriting Fees, principally reflecting a decrease in the number of transactions we participated in due to the decline in overall market issuances.

Advisory Fees decreased $92.0 million, or 5%, compared to the nine months ended September 30, 2021, reflecting a decrease in the number of Advisory fees earned. Commissions and Related Revenue increased $1.6 million, or 1%, compared to the nine months ended September 30, 2021, primarily reflecting increased revenues from research subscriptions. Other Revenue, net, decreased $51.3 million compared to the nine months ended September 30, 2021, primarily reflecting a shift from gains of $15.8 million to losses of $39.0 million on our investment funds portfolio due to the overall market decline. The decrease was also driven by a $4.4 million gain on the redemption of the G5 debt security in the second quarter of 2021.
Operating Expenses were $1.40 billion for the nine months ended September 30, 2022, compared to $1.48 billion for the nine months ended September 30, 2021, a decrease of $76.3 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.15 billion for the nine months ended September 30, 2022, compared to $1.26 billion for the nine months ended September 30, 2021, a decrease of $116.1 million, or 9%. The decrease in the amount of compensation recognized for the nine months ended September 30, 2022 principally reflects a lower accrual for incentive compensation tied to lower revenue, partially offset by higher base salaries and higher amortization of prior period deferred compensation awards. Non-compensation expenses, as a component of Operating Expenses, were $259.7 million for the nine months ended September 30, 2022, compared to $219.9 million for the nine months ended September 30, 2021, an increase of $39.8 million, or 18%. Non-compensation operating expenses increased from the prior year, primarily driven by an increase in travel and related expenses, as travel began to resume during the fourth quarter of 2021, as well as higher professional fees.
Other Expenses of $0.5 million for the nine months ended September 30, 2022 included Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the ongoing liquidation of our operations in Mexico. Other Expenses of $0.01 million for the nine months ended September 30, 2021 reflected Acquisition and Transition Costs.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$15,641	$16,960	(8%)	$48,724	$48,092	1%
Other Revenue, net(1)	778	(323)	NM	1,915	615	211%
Net Revenues	16,419	16,637	(1%)	50,639	48,707	4%
Expenses
Operating Expenses	12,939	13,571	(5%)	39,520	37,832	4%
Other Expenses	—	8,554	NM	—	8,554	NM
Total Expenses	12,939	22,125	(42%)	39,520	46,386	(15%)
Operating Income (Loss)	3,480	(5,488)	NM	11,119	2,321	379%
Income from Equity Method Investments(2)	1,576	3,117	(49%)	5,824	8,817	(34%)
Pre-Tax Income (Loss)	$5,056	$(2,371)	NM	$16,943	$11,138	52%
(1)Includes a gain of $1.3 million for the nine months ended September 30, 2022, resulting from the sale of a portion of our interests in ABS. See Note 7 to our unaudited condensed consolidated financial statements for further information.
(2)Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV, as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco

Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI (through January 1, 2022). In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of September 30, 2022, $0.7 million of previously distributed carried interest received from the funds was subject to repayment. During the third quarter of 2021, consistent with our investment strategy, we decided to wind down our investment relationship with Trilantic. See Note 7 to our unaudited condensed consolidated financial statements for further information.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments. During the first quarter of 2022, we sold a portion of our interests in ABS. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Assets Under Management
AUM for our Wealth Management business of $10.0 billion at September 30, 2022 decreased $2.2 billion, or 18%, compared to $12.2 billion at December 31, 2021. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 72% and 75% of Level 1 investments, 23% and 21% of Level 2 investments and 5% and 4% of Level 3 investments as of September 30, 2022 and December 31, 2021, respectively.
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
The following table summarizes AUM activity for the nine months ended September 30, 2022:

Wealth Management(1)

(dollars in millions)
Balance at December 31, 2021	$12,184
Inflows	1,075
Outflows	(1,088)
Market Appreciation (Depreciation)	(2,185)
Balance at September 30, 2022	$9,986

Unconsolidated Affiliates - Balance at September 30, 2022:
Atalanta Sosnoff	$6,626
ABS	$6,348
(1)Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $0.3 million and $76.3 million as of September 30, 2022 and December 31, 2021, respectively.
The following table represents the composition of AUM for Wealth Management as of September 30, 2022:

Wealth Management
Equities	61%
Fixed Income	22%
Liquidity(1)	11%
Alternatives	6%
Total	100%
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
For the nine months ended September 30, 2022, AUM for Wealth Management decreased 18%, primarily reflecting a decrease due to market depreciation. Performance for the nine months ended September 30, 2022 reflected:
•Wealth Management lagged the S&P 500 on a 1-year basis by approximately 4% and outperformed the S&P 500 on a 3-year basis by approximately 1%
•Wealth Management outperformed the fixed income composite on a 1 and 3-year basis by approximately 90 basis points and 10 basis points, respectively
•The S&P 500 and fixed income composite were each down approximately 24% and 9%, respectively
AUM from our unconsolidated affiliates decreased 19% compared to December 31, 2021, reflecting declines in both Atalanta Sosnoff and ABS.
Three Months Ended September 30, 2022 versus September 30, 2021
Investment Management Net Revenues were $16.4 million for the three months ended September 30, 2022, compared to $16.6 million for the three months ended September 30, 2021, a decrease of $0.2 million, or 1%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios decreased $1.3 million, or 8%, for the three months ended September 30, 2022 as associated AUM decreased 12%, primarily from market depreciation. Other Revenue, net, increased $1.1 million from the three months ended September 30, 2021. Income from Equity Method Investments decreased 49% from the three months ended September 30, 2021, primarily driven by lower income earned by ABS, principally reflecting a decrease in our ownership following the sale of a portion of our interests during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Operating Expenses were $12.9 million for the three months ended September 30, 2022, compared to $13.6 million for the three months ended September 30, 2021, a decrease of $0.6 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $9.5 million for the three months ended September 30, 2022, compared to $10.3 million for the three months ended September 30, 2021, a decrease of $0.8 million, or 8%. Non-Compensation expenses, as a component of Operating Expenses, were $3.4 million for the three months ended September 30, 2022, compared to $3.3 million for the three months ended September 30, 2021, an increase of $0.1 million, or 3%.
Other Expenses of $8.6 million for the three months ended September 30, 2021 included Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our investment strategy, we decided to wind down during the third quarter of 2021.
Nine Months Ended September 30, 2022 versus September 30, 2021
Investment Management Net Revenues were $50.6 million for the nine months ended September 30, 2022, compared to $48.7 million for the nine months ended September 30, 2021, an increase of $1.9 million, or 4%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $0.6 million, or 1%, for the nine months ended September 30, 2022. Other Revenue, net, increased $1.3 million, or 211%, from the nine months ended September 30, 2021. Income from Equity Method Investments decreased 34% from the nine months ended September 30,

2021, driven by lower income earned by ABS, principally reflecting a decrease in our ownership following the sale of a portion of our interests during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information. This decrease was partially offset by an increase in earnings from our investment in Atalanta Sosnoff.
Operating Expenses were $39.5 million for the nine months ended September 30, 2022, compared to $37.8 million for the nine months ended September 30, 2021, an increase of $1.7 million, or 4%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $29.5 million for the nine months ended September 30, 2022, compared to $28.6 million for the nine months ended September 30, 2021, an increase of $0.9 million, or 3%. Non-Compensation expenses, as a component of Operating Expenses, were $10.0 million for the nine months ended September 30, 2022, compared to $9.2 million for the nine months ended September 30, 2021, an increase of $0.8 million, or 9%.
Other Expenses of $8.6 million for the nine months ended September 30, 2021 included Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our investment strategy, we decided to wind down during the third quarter of 2021.
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

	For the Nine Months Ended September 30,
	2022	2021

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$378,624	$518,602
Non-cash charges	430,277	361,536
Other operating activities	(651,728)	(350,234)
Operating activities	157,173	529,904
Investing activities	418,515	(208,228)
Financing activities	(631,514)	(669,719)
Effect of exchange rate changes	(49,296)	(2,306)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(105,122)	(350,349)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	587,293	838,224
End of Period	$482,171	$487,875
Nine Months Ended September 30, 2022. Cash, Cash Equivalents and Restricted Cash were $482.2 million at September 30, 2022, a decrease of $105.1 million versus Cash, Cash Equivalents and Restricted Cash of $587.3 million at December 31, 2021. Operating activities resulted in a net inflow of $157.2 million, primarily related to earnings, partially offset by the payment of 2021 bonus awards and deferred cash compensation. Cash of $418.5 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities and proceeds received for the sale of a portion of our interests in ABS, partially offset by net purchases of certificates of deposit and purchases of equipment and leasehold improvements. Financing activities during the period used cash of $631.5 million, primarily for purchases of treasury stock and noncontrolling interests, the repayment of our Notes Payable and dividends and distributions to noncontrolling interest holders, partially offset by the issuance of the 2022 Private Placement Notes. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
Nine Months Ended September 30, 2021. Cash, Cash Equivalents and Restricted Cash were $487.9 million at September 30, 2021, a decrease of $350.3 million versus Cash, Cash Equivalents and Restricted Cash of $838.2 million at December 31, 2020. Operating activities resulted in a net inflow of $529.9 million, primarily related to earnings, partially offset by the payment of 2020 bonus awards and deferred cash compensation. Investing activities during the period used cash of $208.2 million, primarily related to net purchases of investment securities and certificates of deposit and purchases of equipment and leasehold improvements, primarily related to the expansion of our headquarters in New York, partially offset by the proceeds from the redemption of the G5 debt security. Financing activities during the period used cash of $669.7 million, primarily for purchases of treasury stock and noncontrolling interests, the repayment of our Notes Payable and dividends and distributions to noncontrolling interest holders, partially offset by the issuance of the 2021 Private Placement Notes. For further information, see Note 10 to our unaudited condensed consolidated financial statements. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions, which may result from the current or anticipated impact of inflation, changes in the level of interest rates, changes in the availability of financing, supply chain disruptions, an evolving regulatory environment, climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events, the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Likewise, our liquidity may be adversely impacted by our contractual obligations, including lease obligations. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred.

We are currently in a period of macroeconomic uncertainty and market volatility, including historically high inflation, supply chain constraints, rising interest rates, changes in the availability of financing, geopolitical tensions, an evolving regulatory environment and the increasing risk of a recession. These factors have led to a slowing of the pace of M&A and other advisory transaction announcements and the elongation of the timing of transaction closings, as well as suppressing the level of underwriting activity. We will continue to assess the potential ongoing impacts of the current environment, including the regular monitoring of our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations. See "Results of Operations" above for further information.
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
On April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we were able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. In addition, on February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2022, we repurchased 2,907,630 Class A Shares, at an average cost per share of $115.18, for $334.9 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2022, we repurchased 988,136 Class A Shares, at an average cost per share of $127.41, for $125.9 million, primarily related to minimum tax withholding requirements of share deliveries.

The aggregate 3,895,766 Class A Shares repurchased during the nine months ended September 30, 2022 were acquired for aggregate purchase consideration of $460.8 million, at an average cost per share of $118.28.
Noncontrolling Interest Purchases
During the third quarter of 2022, we purchased, at fair value, an additional 0.5% of the EWM Class A Units for $1.7 million, which was settled in cash during the three months ended September 30, 2022. This purchase resulted in a decrease to Noncontrolling Interest of $0.1 million and a decrease to Additional-Paid-In-Capital of $1.6 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022.
During the first quarter of 2022, we purchased, at fair value, an additional 0.4% of the EWM Class A Units for $1.4 million, which was settled in cash during the nine months ended September 30, 2022. This purchase resulted in a decrease to Noncontrolling Interest of $0.1 million and a decrease to Additional-Paid-In-Capital of $1.4 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022.
On December 31, 2021, we purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54.3 million. Our consideration for this transaction included the payment of $6.0 million of cash in 2021, $27.7 million of cash during the first quarter of 2022, and contingent cash consideration which will be settled in early 2024. We settled $1.1 million of the contingent consideration at fair value, which is included within Other Current Liabilities on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022 and is expected to be paid during the fourth quarter of 2022. The fair value of the remaining contingent consideration is $7.4 million and $20.6 million as of September 30, 2022 and December 31, 2021, respectively, and is included within Other Long-term Liabilities on our Unaudited Condensed Consolidated Statement of Financial Condition. For the three and nine months ended September 30, 2022, we recognized a reversal of expense of $8.8 million and $12.1 million, respectively, within Other Operating Expenses on the Unaudited Condensed Consolidated Statements of Operations, related to the change in fair value of the contingent consideration. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, we will also issue two separate payments in early 2023 and 2024, contingent on continued employment, and accordingly, will be treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the RECA business achieving certain revenue performance targets.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2022, we were in compliance with all of these covenants.
In March 2021, we repaid the $38.0 million aggregate principal amount of our Series A Notes. On June 28, 2022, we prepaid the $67.0 million aggregate principal amount of our Series B Notes plus the applicable make-whole amount. In conjunction with the June 2022 prepayment and the acceleration of the remaining debt issuance costs, we recorded a loss of $0.5 million for the nine months ended September 30, 2022, included within Special Charges, Including Business Realignment Costs, on our Unaudited Condensed Consolidated Statements of Operations.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2022, we were in compliance with all of these covenants.
2021 Private Placement Notes
On March 29, 2021, we issued an aggregate of $38.0 million of senior notes, comprised of $38.0 million aggregate principal amount of our 1.97% Series I Notes, pursuant to the 2021 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2022, we were in compliance with all of these covenants.
2022 Private Placement Notes
On June 28, 2022, we issued $67.0 million aggregate principal amount of our 4.61% Series J Notes, pursuant to the 2022 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2022, we were in compliance with all of these covenants.
Lines of Credit
On June 24, 2016, East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2022. East amended this facility on October 29, 2021 such that, among other things, the interest rate provisions were LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date was extended to October 28, 2023. There were no drawings under this facility at September 30, 2022.
On July 26, 2019, East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 30, 2020, of up to $30.0 million, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2022. East amended this facility on October 29, 2021 such that, among other things, the revolving credit facility has increased to an aggregate principal amount of $55.0 million. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date was extended to October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at September 30, 2022.
On October 29, 2021, EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. Drawings under this facility will bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date will be October 28, 2023, unless prepayment is otherwise approved earlier by FINRA. There were no drawings under this facility at September 30, 2022. EGL amended this facility on October 31, 2022 such that, among other things, the interest rate provisions were Daily SOFR plus 191 basis points and the maturity date was extended to October 27, 2024.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.7 million and $6.1 million as of September 30, 2022 and December 31, 2021, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. See Note 15 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022 included $473.1 million of Cash and Cash Equivalents and $1.3 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of September 30, 2022, the fair value of our investments with these products, based on closing prices, was $127.3 million.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $12.7 million, $25.5 million and $38.2 million, respectively, for the three months ended September 30, 2022.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $1.2 million for the three months ended September 30, 2022.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2022, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was ($44.1) million. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Investment Banking and Investment Management receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of approximately $4.9 million and $0.02 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022 and December 31, 2021, total receivables recorded in Accounts Receivable amounted to $303.7 million and $351.7 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $57.0 million and $87.8 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of September 30, 2022, total contract assets recorded in Other Current Assets and Other Assets amounted to $30.1 million and $4.0 million, respectively. As of December 31, 2021, total contract assets recorded in Other Current Assets and Other Assets amounted to $14.1 million and $12.9 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2022, we had Investment Securities of $1.2 billion, of which 89% were treasury bills.
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
Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2022	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	574	$136.20	—	5,311,647
February 1 to February 28	1,868,073	128.34	1,075,902	9,959,215
March 1 to March 31	122,469	125.00	—	9,959,215
Total January 1 to March 31	1,991,116	$128.14	1,075,902	9,959,215

April 1 to April 30	215,573	$109.11	208,568	9,750,647
May 1 to May 31	1,267,557	110.10	1,258,788	8,491,859
June 1 to June 30	85,581	110.09	44,942	8,446,917
Total April 1 to June 30	1,568,711	$109.96	1,512,298	8,446,917

July 1 to July 31	26,321	$96.95	18,790	8,428,127
August 1 to August 31	220,019	100.44	216,085	8,212,042
September 1 to September 30	89,599	94.99	84,555	8,127,487
Total July 1 to September 30	335,939	$98.71	319,430	8,127,487

Total January 1 to September 30	3,895,766	$118.28	2,907,630	8,127,487

(1)Includes the repurchase of 915,214, 56,413 and 16,509 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2022, June 30, 2022 and September 30, 2022, respectively.
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

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: November 3, 2022

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ CELESTE MELLET
Name:	Celeste Mellet
Title:	Chief Financial Officer