Form 10-K
period 2022-12-31
Evercore Inc.
filed 2023-02-24
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2022 was approximately $3.7 billion, based on the closing price of the registrant's Class A common stock reported on the New York Stock Exchange on such date of $93.61 per share and on the par value of the registrant's Class B common stock, par value $0.01 per share.
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 15, 2023 was 38,602,166. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 15, 2023 was 50 (excluding 50 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2023 annual meeting of stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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
We operate globally through our two business segments: (i) Investment Banking & Equities, and (ii) Investment Management. During the fourth quarter of 2022, we renamed our "Investment Banking" segment to "Investment Banking & Equities." The renaming of this segment did not result from changes to the overall business structure or reporting.
Investment Banking & Equities
Our Investment Banking & Equities segment includes our investment banking business and our equities business. In 2022, our Investment Banking & Equities segment generated $2.722 billion, or 98% of our revenues, excluding Other Revenue, net, ($3.205 billion, or 98%, in 2021 and $2.238 billion, or 98%, in 2020) and earned 651 fees from clients for advisory and underwriting transactions.
As we begin the year in 2023, our Investment Banking & Equities segment has 130(2) Advisory Senior Managing Directors and 39 Equities Senior Managing Directors with expertise and client relationships in a wide variety of industry sectors and a broad geographic reach.
Investment Banking
Our investment banking business provides strategic advisory, private capital advisory and fundraising, private capital markets and debt advisory and equity capital markets services. Through this business, we provide clients with differentiated strategic and tactical advice, as well as execution to financial sponsors and both public and private companies across a broad range of industry sectors and geographies. We help our clients identify and pursue strategic priorities, devise strategies to enhance shareholder value, and develop new ideas and deeper perspective to achieve their goals. We also serve as a leading advisor to clients on many of the largest and most complex capital transactions in the global capital markets. Our flexible and integrated teams develop trust with clients by focusing on their objectives. Functionally, we can act as an independent advisor, capital placement agent, or underwriter based on each client's circumstances and preferences.
•Strategic Advisory. We provide advisory services on a full range of matters, including mergers, sales, acquisitions, leveraged buyouts, joint ventures, strategic, defense and shareholder advisory, divestitures, liability management and other restructurings.
•Mergers and Acquisitions. In advising companies on mergers, sales, or acquisitions, we evaluate potential targets and acquirers, provide valuation analyses, and evaluate and propose financial and strategic alternatives. We provide boards and management teams with independent judgment and deep expertise as they navigate their most important transactions and strategic decisions. We also advise as to the timing, structure, financing and pricing of a proposed transaction, as well as assist in negotiating and closing the deal.
•Strategic, Defense and Shareholder Advisory. Our extensive experience, insights into activist tactics, expertise in assisting companies with shareholder engagement and innovative defense strategies are instrumental in helping clients prepare for, avoid, and, if required, defend against activist investors and hostile takeover attempts. In public company situations, our strategic shareholder advice is an integral part of our practice and is a decisive edge for clients seeking to obtain shareholder support for their transactions.

(1) Based on Refinitiv data
(2) Senior Managing Director headcount as of December 31, 2022, adjusted to include one additional Advisory Senior Managing Director committed to join in the first quarter of 2023.

•Special Committee Assignments. We have a leading special committee practice, which is driven by, and exemplifies, our overall commitment to independence, discretion, objectivity, and the delivery of unconflicted advice. Our team has a long history of providing impartial advice to special committees and assisting them to meet fiduciary duties and obligations in significant situations.
•Transaction Structuring. We provide integrated advice in connection with the structuring of public and private transactions - including mergers, spin-offs, sales, joint ventures, and capital markets offerings - intended to optimize tax, accounting, and other objectives of the deal.
•Restructuring. We provide independent financial restructuring advice to companies, creditors, shareholders, and other stakeholders, both in-and out-of-court. We specialize in providing critical and unbiased advice to clients on complex, balance sheet issues and transformational situations.
•Private Capital Advisory and Fundraising. Through our Private Capital Advisory ("PCA"), Private Funds Group ("PFG") and Real Estate Capital Advisory ("RECA") teams, we advise managers of private assets – private equity, private debt, real estate, infrastructure and others – seeking to recapitalize or liquidate their assets through a privately negotiated transaction (e.g. fund sales, asset refinancing and fund recapitalizations or continuation funds). We also provide comprehensive global advisory and distribution services on capital raising for these managers and/or select private fund sponsors, advising and executing on the fundraising process, including competitive positioning and market assessment, preparation of marketing materials, investor development and documentation.
•Private Capital Markets and Debt Advisory. We provide corporate finance advisory services, including advisory services relating to private credit, growth equity and structured equity. This includes structuring and executing private market transactions for public and private corporate clients who require direct private equity, credit, or hybrid financing solutions. We also provide independent advice to corporate clients on debt capital markets products globally and, in conjunction with our Market Risk Management and Hedging team, on associated market-related risks and hedging.
•Equity Capital Markets. We provide equity capital markets execution and advisory services. Our team provides its clients with execution expertise, independent advice, experienced judgment and key insights on capital formation and capital markets transactions. Our Equity Capital Markets team has the flexibility to engage with our corporate and financial sponsor clients in an underwriting or advisory capacity.
Equities
In our Equities business, our experienced research, sales and trading professionals deliver superior client service on a content-led platform, striving to be the best independent resource for equity and macroeconomic research to support our institutional investor clients.
•Research. Evercore ISI was recognized as the top ranked independent firm by Institutional Investor in 2022. We also ranked #1 for analysts among all firms on a weighted basis.
•Sales. Our sales team delivers research-centric service to more than 1,300 institutional clients in the U.S. and abroad. The team provides access to our macro and fundamental research products and our dedicated sales specialists provide unique sector insights.
•Trading. Our equities trading professionals engage primarily in agency-only transactions, free of the potential conflicts of interest created by proprietary trading. Our team provides seamless execution, placing our clients’ interests first and executing transactions with efficiency, objectivity and discretion.
•Corporate Access. Our corporate access team develops strategic connectivity between company management and investors to maximize the impact of roadshows, field trips, sector and macro strategy conferences.
Other
Our Investment Banking & Equities segment also includes interests in Luminis Partners ("Luminis") and Seneca Advisors LTDA ("Seneca Evercore"), which are accounted for under the equity method of accounting. Luminis is an independent corporate advisory firm based in Australia and Seneca Evercore is an independent corporate advisory firm based in Brazil.
We maintain a strategic alliance relationship with an independent strategic advisory firm in Mexico founded by certain former employees. We also maintain strategic alliances in India and South Korea.

Investment Management
Our Investment Management segment includes wealth management and trust services through Evercore Wealth Management L.L.C. ("EWM"), as well as private equity through investments in entities that manage private equity funds. In 2022, our Investment Management segment generated revenue of $64.5 million, or 2% of our revenues, excluding Other Revenue, net ($65.8 million, or 2%, in 2021 and $54.4 million, or 2%, in 2020).
•Evercore Wealth Management and Evercore Trust Company. Our U.S.-based Evercore Wealth Management serves high-net-worth individuals, foundations and endowments. Clients at EWM and our affiliated trust company, Evercore Trust Company, N.A. ("ETC"), work directly with dedicated teams of independent thinkers to manage complex wealth and focus on delivering tangible results. As of December 31, 2022, EWM had $10.5 billion of assets under management ("AUM").
•Investments in Affiliates. We also hold interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC (collectively, "ABS") and Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") that are accounted for under the equity method of accounting. ABS is an institutionally focused hedge fund-of-funds manager and Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products. We also hold certain interests in entities that manage private equity funds and in the funds they manage. On March 28, 2022, we sold a portion of our interests in ABS, resulting in a reduction of our ownership percentage from 46% to 26%.
•The Investment Management segment also includes the historical results of Evercore Casa de Bolsa, S.A. de C.V. ("ECB"), which was sold in 2020.
Our Strategies for Growth
We intend to continue to grow and diversify our businesses, and to further enhance our profile and competitive position, through the following strategies:
•Add and Promote Highly Qualified Professionals in our Investment Banking & Equities segment. We intend to continue to promote our most talented professionals in the future, as well as to recruit and promote high-caliber strategic corporate, strategic and capital markets advisory and equity research professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, to extend our reach to sectors or new business lines, product capabilities and geographies that we have identified as particularly attractive and to expand and enhance our client base and coverage model. We hired seven new Senior Managing Directors in 2022, strengthening our capabilities in Equity Capital Markets, Private Capital Markets and Debt Advisory and Placement, as well as strengthening our coverage in the Technology sector and expanding our geographic reach. We also hired one new Advisory Senior Managing Director in January 2023 committed to join in the first quarter of 2023. Of equal importance, following our long-term strategy of developing internal talent, we also promoted 17 Advisory Managing Directors to Senior Managing Director and one Equities Managing Director to Senior Managing Director in 2022. Additionally, in January 2023, we announced the promotion of seven Advisory Managing Directors to Senior Managing Director, one Equities Managing Director to Senior Managing Director and three Managing Directors to Partner in our EWM business. On occasion, additions of professionals may result from the acquisition of boutique independent advisory firms with leading professionals in a market or sector.
•Achieve Organic Growth and Improved Profitability in our Investment Management segment. We are focused on managing our current Investment Management business effectively. We also continue to selectively evaluate opportunities to expand Wealth Management.
Human Capital Management
We are a human capital intensive business and our long-term success is dependent on the number, quality and performance of our people. Our key human capital management objectives are to attract, develop, mentor, promote and retain the most talented professionals in our industry. To support these objectives, we invest substantial time and resources toward the recruitment and retention of people who will adhere to our Core Values (Client Focus, Integrity, Excellence, Respect, Diversity, Equity and Inclusion, Investment in People, Partnership) and improve our business. We also reward and support employees through competitive pay and benefits programs; facilitate the professional development of our employees through our talent development programs; and promote a strong culture of diversity, equity, and inclusion throughout our organization.
With these guiding principles, our Human Capital Group leads our efforts on employment-related matters, including recruiting and hiring, onboarding and training, benefits management, compensation planning, performance management and professional development. Our Board of Directors and its Nominating and Corporate Governance Committee provide oversight on certain human capital matters as well, including our Diversity, Equity and Inclusion ("DE&I") initiatives.
Some examples of our programs, initiatives and efforts to attract, develop, mentor, promote and retain the most talented professionals in our industry include:
•Diversity, Equity and Inclusion: DE&I is a major focus of our senior management and Board of Directors. Promoting diversity, equity and inclusion throughout the organization is not only the right thing to do, but it improves our culture and performance, allowing us to better serve our clients and grow our business over the long term. We believe in empowering our people to thrive by maintaining a culture of inclusion that embraces diversity and creates opportunity for all employees. We continue to make progress in accomplishing our DE&I objectives, and are committed to working diligently and transparently with our key stakeholders, including our employees, as we continue to execute on our objectives. We are focused on the following DE&I objectives:
◦KNOWLEDGE
▪Building DE&I knowledge and understanding of key DE&I issues across the organization
◦REPRESENTATION
▪Increasing representation and promoting greater diversity of backgrounds within Evercore across all levels
◦BELONGING AND ALLYSHIP
▪Cultivating an inclusive environment where active allyship prevails and all professionals feel supported and fully integrated into the firm
◦MERITOCRACY
▪Strengthening our meritocracy to be experienced similarly among all employees, with equitable access to career and development opportunities
◦ACCOUNTABILITY
▪Cultivating broad accountability for driving DE&I progress and ensuring behaviors support DE&I goals
We execute on these objectives through a variety of initiatives, including:
◦Recruiting and Representation
▪We maintain an internal diversity recruiting team, which has supplemented our campus recruiting strategy to increase diversity in our talent pipeline, through outreach at HBCUs/HSIs and diversity-specific recruiting events.
▪We have partnerships with external diversity organizations.
▪We offer scholarships to select diversity candidates.
▪We have added four new independent directors to our Board since 2018 – three of whom are women, and one of whom is also a person of color. Currently, 44% of our independent directors are women.
◦Education and Training
▪We provide formal training and mentorship programs for underrepresented employees and conduct trainings for our employees on DE&I issues.
▪Our diversity networks have hosted events and programs for their members and allies, including several events with prominent leaders outside of and within our own organization.
◦Building an Inclusive Culture
▪We maintain a Global Diversity Council, whose membership includes the heads of each of the firm’s employee-led diversity networks, to help build connectivity, create community and advance the firm’s culture of inclusion:
◦U.S. Women’s Network
◦EMEA Women's Network
◦U.S. Traditionally Underrepresented Minorities Network
◦U.S. EverProud Network
◦EMEA LGBTQIA+ Network
◦U.S. Evercore Veterans Network

◦Accountability
▪Diversity recruiting efforts are regularly reviewed by senior management.
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
•Health, Safety, Wellness and Benefits: The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees.
◦We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, as described below. These programs support our employees’ physical, mental and financial health by providing tools and resources to help improve or maintain their health status and offer choice, where possible, so that our employees can customize their benefits to meet their needs.
◦To advance our diversity, equity and inclusion objectives, we have expanded our benefits package to include additional women’s, LBGTQ+ and family support benefits.
◦In our major offices, our benefits for eligible employees include the following:
▪Medical, prescription drug, dental and vision insurance
▪Life and disability insurance
▪Enhanced healthcare navigation and claims advocacy services
▪Women’s and family healthcare services
▪Fertility, adoption and surrogacy assistance
▪Flexible work arrangements
▪Back-up child, adult, elder and pet care
▪Caregiver support services
▪Employee assistance program
▪Retirement benefits
▪Commuter benefits
▪Health club membership discounts
▪Identity theft protection
▪Paid holidays, vacation days, personal days and sick days
▪Paid parental, marriage, caregiver and bereavement leave
▪Other corporate benefits
◦We promote wellness education and encourage our employees to take a mindful and active approach to their overall well-being, including through our EverWELL program. We offer various resources and seminars related to different aspects of healthy living, including a focus on employees’ health, welfare, nutrition, stress management and financial wellness.

•Compensation Structure: Our compensation structure, including our comprehensive benefit package, is designed to attract, motivate and retain highly talented employees.
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
◦During 2022, the Evercore Foundation contributed to organizations that align with its goal of supporting education, healthcare, mental health and critical social services for children and underrepresented groups in the communities in which we live and work.
As of December 31, 2022, we employed approximately 2,120 people (of which approximately 1,700 were employed in Investment Banking & Equities), working in 29 cities around the world. Our global workforce is comprised of approximately 99% full-time and 1% part-time employees. Nearly 1,600 of our employees were employed in the United States (of which approximately 1,200 were employed in Investment Banking & Equities); the remainder were employed outside the United States, primarily in our Investment Banking & Equities segment. We believe our efforts in managing our workforce have been effective, evidenced by our strong culture, talent development and employee retention.
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
Our investment banking competitors can be categorized into two main groups: (1) large universal banks and bulge bracket firms such as Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS and (2) independent advisory firms such as Centerview, Greenhill, Houlihan Lokey, Lazard, Moelis, Perella Weinberg, PJT Partners and Rothschild, among others. We believe, and our clients have informed us, that advisory firms that also provide acquisition financing, and engage in significant proprietary trading in clients' securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since we are able to avoid potential conflicts associated with these types of activities, we believe that we are better able to develop trusted and long-term relationships with our clients than competitors that provide such services. In addition, we have a broader global presence, deeper sector expertise and more diverse capabilities than many of the independent firms. Our equities business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.
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
Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and in the other jurisdictions where we operate. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. ("EGL"), a wholly-owned subsidiary of ours through which we conduct our U.S. Investment Banking & Equities business, is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority ("FINRA") and is registered as a broker-dealer in various states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. The SEC, FINRA, and other regulators in various jurisdictions impose both conduct-based and disclosure-based requirements with respect to our business. State securities regulators and securities exchanges to which EGL is a member also have regulatory or oversight authority over EGL. Our Private Funds business is also impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds.
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
Regulatory Capital. Regulatory capital requirements form an integral part of the FCA's prudential supervision of FCA authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties') financial stability. The FCA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high-level requirement for firms to have adequate financial resources. On January 1, 2022, the U.K. implemented a new prudential regime to replace the existing Capital Requirements Regulation ("CRR") and fourth Capital Requirements Directive. The U.K. Investment Firm Prudential Regime ("IFPR") is intended to introduce a more appropriate regime for investment firms, which had been regulated under rules designed for banks. Until January 1, 2022, Evercore U.K. and Evercore ISI U.K. were "exempt-CAD firms" and subject only to limited minimum capital requirements. Both firms have changed status under IFPR and are now subject to different and higher capital requirements. The basic minimum capital requirement for each firm will be the higher of its permanent minimum requirement of £75.0 thousand (increased from £50.0 thousand) or an amount equal to one quarter of its annual fixed overhead expenses ("Fixed Overhead Requirement"). Both firms must also comply with the basic liquid asset requirement, which is equivalent to one-third of the Fixed Overhead Requirement. Evercore U.K. and Evercore ISI U.K. must further assess whether additional financial resources are needed to mitigate risks faced by the firms and maintain adequate financial resources beyond the basic requirements as necessary.
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
The Proceeds of Crime Act 2002 and the Terrorism Act 2000 also contain a number of offenses in relation to money laundering and terrorist financing, respectively. Evercore U.K., Evercore ISI U.K. (and potentially other Evercore entities with a 'close connection' to the U.K.) are also subject to the U.K. Bribery Act 2010, which came into force on July 1, 2011. It provides for criminal penalties for bribery of, or receipt of a bribe from, public officials, corporations and individuals, as well as for the failure of an organization to prevent a person with whom it is associated from providing bribes to secure a business advantage for the organization or a benefit in the conduct of its business.
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
In December 2022, the U.K. Government announced a series of financial services regulatory developments referred to as the "Edinburgh Reforms". The backdrop to these reforms is the Financial Services and Markets Bill which will enable EU financial services law directly applicable in the U.K. to be repealed and replaced by similar U.K. law and regulation. While the Edinburgh Reforms did not set out a comprehensive list of regulations expected to be amended or repealed, these reforms did signal the U.K. Government's intentions to propose changes to existing financial services regulation. Therefore, over the coming years it is possible that U.K. and EU financial services may diverge further.
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
Singapore
In Singapore, Evercore Asia (Singapore) Pte. Ltd. maintains a Capital Market Services license issued by the Monetary Authority of Singapore ("MAS") for dealing in capital markets products that are securities and collective investment schemes and advising on corporate finance. The compliance requirements of the MAS include anti-money laundering, conduct of business requirements and rules relating to client assets, among other things.
Dubai International Financial Centre ("DIFC")
Evercore Advisory (Middle East) Limited maintains a license in the DIFC issued by the Dubai Financial Services Authority ("DFSA") with permissions for (i) advising on financial products, (ii) arranging credit and advising on credit and (iii) arranging deals in investments only. The compliance requirements of the DFSA include, among other things, capital, liquidity, governance, conduct of business requirements and anti-money laundering, counter-terrorist financing and sanctions requirements and apply to all activities conducted by Evercore Advisory (Middle East) Limited in and from the DIFC.
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
Risks Related to Our Business
Difficult market conditions may adversely affect our business in many ways, including reducing the volume and value of the transactions involving our Investment Banking & Equities business, which may materially reduce our revenue or income.
As a financial services firm, our businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, terrorism, pandemic, political uncertainty, supply chain disruptions, uncertainty in the U.S. federal fiscal or monetary policy and the fiscal and monetary policy of foreign governments, an evolving regulatory environment (and the timing and nature of regulatory reform), climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflicts or other geopolitical events. Unfavorable market or economic conditions, as well as volatility in the financial markets can materially reduce the demand for our services and present new challenges.
Revenue generated by our Investment Banking & Equities business is related to the volume and value of the transactions in which we are involved. The majority of our bankers are focused on covering clients in the context of providing M&A services and those activities generate a substantial portion of our revenues. During periods of unfavorable market and economic conditions, including enhanced regulatory scrutiny of M&A transactions, our operating results may be adversely affected by a decrease in the volume and value of M&A transactions and increasing price competition among financial services companies seeking advisory engagements. Our clients engaging in M&A transactions often rely on access to the credit and/or capital markets to finance their transactions. The uncertainty of available credit and interest rates and the volatility of the capital markets and the fact that we do not provide financing or otherwise commit capital to clients can adversely affect the size, volume, timing and ability of such clients to successfully complete M&A transactions and adversely affect our Investment Banking & Equities business. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to reduce our variable costs without reducing revenue or within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions.
We also seek to generate greater business from our restructuring and capital markets services and our Equities business. However, we cannot be certain that we will be able to offset lower revenues from a decline in our M&A activities with increased revenues generated from restructuring and capital markets services or from our Equities business. Our restructuring services, which provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers, our capital markets services, which provide corporations and financial sponsors with advice relating to a broad array of financing issues, and our Equities business, which provides equity research and agency securities trading for institutional investors, are intentionally smaller than our M&A advisory business and we expect that they will remain that way for the foreseeable future.
Unfavorable market conditions may also lead to a reduction in revenues from our underwriting and placement agent activities, our private funds advisory and private capital markets businesses, and to the extent that adverse economic market conditions affect M&A and capital raising activities generally, the demand for the research and other services provided by our Equities business could correspondingly decline.
We depend on our senior professionals, including our executive officers, and the loss of their services could have a material adverse effect on us.
Our senior professionals' expertise, skill, reputation and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking & Equities business is dependent on our senior Advisory professionals, senior Equities research analysts, traders and executives. In addition, EWM is dependent on a small number of senior portfolio managers and executives. Our professionals possess substantial experience and expertise and strong client relationships. However, they are not obligated to remain employed with us and the market for qualified professionals is highly competitive. If any of these personnel were to retire, join an existing competitor, form a competing company or otherwise leave us, it could jeopardize our relationships with clients and result in the loss of client engagements and revenues, which may be material.
In addition, if any of our executive officers or other senior professionals were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services or some of our other professionals could choose to follow the departing senior professional to a competitor. Although we have entered into non-competition agreements with certain senior professionals, there is no guarantee that these agreements provide sufficient incentives or protections to prevent our professionals from resigning to join our competitors or that the non-competition agreements would be upheld if we were to seek to enforce our rights and recent regulatory initiatives have sought to limit the enforceability of such arrangements. The departure of a number of executive officers or senior professionals could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to successfully identify, hire and retain productive individuals, we may not be able to implement our growth strategy successfully.
Our growth strategy is based, in part, on our ability to attract and retain highly skilled and profitable senior professionals across all of our businesses. Due to competition from other firms, we may face difficulties in, or increases in the cost of, recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors may be able to offer more attractive compensation packages or broader career opportunities. Additionally, it may take more than one year for us to determine whether new advisory professionals will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development aimed at developing this new talent. Further, we may not be able to retain our professionals, which could result in increased recruiting expenses or our recruiting professionals at higher compensation levels. Failure to retain other key professionals, including maintaining adequate compensation levels, may materially adversely affect our business.
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
Our revenue and profits are highly volatile, and we can experience significant fluctuations in quarterly results. We generally derive Investment Banking & Equities revenue from engagements that generate significant fees at key transaction milestones, such as closing, and the timing of these milestones is outside of our control. As a result, our financial results will likely fluctuate from quarter to quarter based on the timing of when those fees are earned. It may be difficult for us to achieve steady earnings growth on a quarterly basis, which could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally.
We earn a majority of our revenue from advisory engagements, and, in most cases, we are not paid until the successful consummation of the transactions. As a result, our Investment Banking & Equities revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target's business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, we often do not receive any advisory fees other than the reimbursement of certain out-of-pocket expenses, despite the fact that we have devoted considerable resources to these transactions. The loss of even one such mandate may have a significant effect on our near-term financial results.
Our failure to deal appropriately with actual, potential or perceived conflicts of interest could damage our reputation and materially adversely affect our business.
As we have expanded the scope of our businesses and client base, we increasingly confront actual, potential and perceived conflicts of interest relating to our Investment Banking & Equities and Investment Management businesses. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business in a number of ways, including an inability to recruit additional professionals and a reluctance of potential clients and counterparties to do business with us. Additionally, client-imposed conflicts requirements could place additional limitations on us, for example, by limiting our ability to accept advisory engagements.
Policies, controls and procedures that we may be required to implement to address additional regulatory requirements, including as a result of additional foreign jurisdictions in which we operate, our equities business and our underwriting activities, or to mitigate actual or potential conflicts of interest, may result in increased costs, including for additional personnel and infrastructure and information technology improvements, as well as limit our activities and reduce the benefit of positive synergies that we seek to cultivate across our businesses. For example, due to our equity research activities through our equities business, we face potential conflicts of interest, including situations where our publication of research may conflict with the interests of an advisory client, or allegations that research objectivity is being inappropriately impacted by advisory client considerations.
Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients while subjecting us to significant legal liability and reputational harm.
There is a risk that our employees could engage in fraud or misconduct that adversely affects our business. Our Investment Banking & Equities business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients and employees. We are also subject to a number of obligations and standards arising from our Investment Management business and our authority over the assets managed by our Investment Management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our business may be adversely affected.
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
The U.K. left the EU on January 31, 2020 and on December 31, 2020, at 11p.m., the Brexit transitional period came to an end. The U.K. and the EU entered into the TCA on December 24, 2020, which was accompanied by a non-binding Joint Declaration committing the U.K. and the EU to cooperate on matters of financial regulation, which was intended to be facilitated by a Memorandum of Understanding. See Item 1. "Business" for more information. On the basis that the Memorandum of Understanding has not been finalized and that passporting rights are unlikely to be reinstated, Evercore U.K. and Evercore ISI U.K. will continue to be unable to conduct regulated activities on a cross-border and off-shore basis into all EU countries without obtaining regulatory approval outside of the U.K. We have taken certain actions that prepared us for this outcome, including obtaining a license from BaFin for Evercore Germany, through which regulated activities can be conducted in Germany and in other EU and EEA jurisdictions on a cross-border basis, subject to certain exceptions and in compliance with applicable legal requirements. In addition, activities performed by Evercore U.K. and Evercore ISI U.K., which are not regulated activities, may still be conducted within the EU and the EEA directly, subject to local law restrictions. However, the inability of Evercore U.K. and Evercore ISI U.K. themselves to conduct certain regulated activities on a cross-border and off-shore basis into all EU countries could adversely affect the manner in which they operate.
More broadly, the impact of Brexit on the economic outlook of the Eurozone and the U.K., and associated global implications, remain uncertain notwithstanding agreement of the TCA. This is particularly the case in relation to the financial services sector, where EU single market access has not been granted to U.K. financial services companies and EU determinations of equivalence have in general not been forthcoming.
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
As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of personal data, including those related to compliance with U.S. and foreign data protection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such personal data. These laws and regulations are increasing in complexity and number and the burden of our compliance with them is growing. For example, the General Data Protection Regulation ("GDPR"), which applies across the EU and the U.K., imposes stringent requirements regarding the processing of personal data. Failure to meet the GDPR requirements could, in serious cases, result in penalties of up to four percent of annual worldwide revenue turnover. Several other jurisdictions, including in the United States, have also adopted or are considering similar legislation. The California Consumer Privacy Act provides data privacy rights for consumers and privacy related operational requirements for companies. The California Privacy Rights Act adds new privacy rights and regulations with an effective date of January 1, 2023. After California, comprehensive data privacy laws were enacted in Virginia, Colorado, Utah and Connecticut sequentially and our compliance costs may increase further.
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
We operate in businesses that are highly dependent on proper processing of financial transactions. In our Equities business, and our Wealth Management business in particular, we must consistently and reliably obtain securities pricing information, properly execute and process client transactions and provide reports and other customer service to our clients. The expansion of our equities business has increased the size and scope of our trading activities and, accordingly, increased the opportunities for trade errors and other operational errors in connection with the processing of transactions. The occurrence of trade or other operational errors or the failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We also rely on third-party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our businesses.
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
Risks Related to Our Investment Banking & Equities Business
A substantial portion of our revenue is derived from advisory assignments for Investment Banking & Equities clients, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in these engagements could have a material adverse effect on our financial condition and operating results.
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking & Equities clients for advisory and underwriting services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Our Advisory Fees and Underwriting Fees in the aggregate accounted for 90%, 92% and 89% of our revenues, excluding Other Revenue, net, in 2022, 2021 and 2020, respectively. We expect that we will continue to rely on advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in advisory engagements, or the market for advisory services, would adversely affect our business.
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
The financial advisory industry is intensely competitive, highly fragmented and subject to rapid change, and we expect it to remain so. We compete on both a global and regional basis, and on the basis of a number of factors, including the quality of our employees, industry knowledge, transaction execution skills, our products and services, innovation, reputation, strength of relationships and price. We have experienced intense competition for advisory mandates in recent years, and we may experience pricing pressures in our Investment Banking & Equities business in the future, as some of our competitors seek to obtain increased market share by reducing fees. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and financial professionals as we plan to deploy them on engagements. Any unexpected costs or unanticipated delays in connection with the performance of such engagements could make these contracts less profitable, or unprofitable, which would have an adverse effect on our profit margins.
Several of our competitors include large financial institutions, many of which have far greater financial and other resources and greater name recognition than us and, unlike us, have the ability to offer a wider range of products, which may enhance their competitive position. They also regularly support services we do not provide, such as commercial lending and other financial services and products, which puts us at a competitive disadvantage and could result in pricing pressures or lost opportunities, which could materially adversely affect our revenue and profitability. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who have larger customer bases, have more professionals to serve their clients' needs and are able to provide financing or otherwise commit capital to clients that are often a crucial component of the Investment Banking & Equities transactions on which we advise.
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
Our Equities business relies on non-affiliated third-party service providers.
Our Equities business has entered into service agreements with third-party service providers for order management, trade execution, settlement and clearance of client securities transactions and research distribution. This business faces the risk of operational failure of any of the vendors we use to facilitate our securities transactions or research distribution. Our senior management and officers oversee and manage these relationships. Poor oversight and control or inferior performance or service on the part of the service provider could result in loss of customers and violations of applicable rules and regulations. Any such failure could adversely affect our ability to effect transactions and to manage our exposure to risk.
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
We have entered into services agreements with third-party service providers for custodial services and trust and investment administration processing and reporting services. Our officers oversee and manage these relationships; however, poor oversight and control on our part or inferior performance or service on the part of the service providers could result in loss of customers, violation of applicable rules and regulations, including, but not limited to, data protection, privacy and anti-money laundering laws and otherwise adversely affect our business and operations.
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
In 2022, we earned 29% of our Total Revenues, excluding Other Revenue, and 29% of our Investment Banking & Equities Revenues from clients located outside of the United States. Generally, we intend to grow our non-U.S. business, and this growth is critical to our overall success. Many of our large Investment Banking & Equities clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include, but are not limited to, greater difficulties managing and staffing foreign operations; language and cultural differences; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers; restrictions on travel; greater difficulties in collecting accounts receivable; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; less stable political and economic environments; civil disturbances or other catastrophic events that reduce business activity; disasters or other business continuity problems, such as pandemics, other man-made or natural disaster or disruption involving electronic communications or other services; and international trade issues.
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
If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results. See also "—Difficult market conditions may adversely affect our business in many ways, including reducing the volume of the transactions involving our Investment Banking & Equities business, which may materially reduce our revenue or income."
Fluctuations in foreign currency exchange rates could adversely affect our results.
Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenues in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Generally, we do not enter into any transactions to hedge our exposure to foreign exchange fluctuations in our foreign subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results. On occasion, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL. There were no foreign currency exchange forward contracts outstanding as of December 31, 2022 and 2021.
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
Risks Related to Our Organizational Structure
We are required to pay some of our current and former Senior Managing Directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we receive in connection with exchanges of Evercore LP partnership units ("LP Units") for shares and related transactions.
As of December 31, 2022, there were certain vested LP Units held by some of our Senior Managing Directors and former employees that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
We have entered into a tax receivable agreement with some of our current and former Senior Managing Directors that provides for the payment by us to these Senior Managing Directors of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Evercore LP attributable to our interest in Evercore LP, during the expected term of the tax receivable agreement, the payments that we may make to our Senior Managing Directors could be substantial. Changes in tax legislation may modify the amounts paid under the agreement. For example, the Tax Cuts and Jobs Act included a permanent reduction in the federal corporate income tax rate from 35% to 21%, which reduced future amounts to be paid under the agreement with respect to tax years beginning in 2018. In addition, there are numerous other provisions which may also have an impact on the amount of tax to be paid. To the extent that there are future changes or modifications to the Tax Cuts and Jobs Act or other legislation that increases our federal corporate tax rate, our payment obligations under the tax receivable agreement could increase.
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
As of December 31, 2022, regulated subsidiaries of Evercore LP had $964.7 million of cash and cash equivalents and investment securities. Amounts held in regulated entities may be subject to advance notification requirements to, or regulatory approval from, their relevant regulatory body prior to distribution, which could delay or restrict access to such capital.
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
Risks Related to Our Class A Common Stock
Our employees control a significant portion of the voting power in Evercore Inc., which may give rise to conflicts of interests.
Our employees own shares of our Class A common stock and our Class B common stock. Our certificate of incorporation provides that the holders of the shares of our Class B common stock are entitled to a number of votes that is determined pursuant to a formula that relates to the number of LP Units held by such holders. Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit in Evercore LP held by such holder. Our employees, and certain trusts benefiting their families, collectively, have a significant portion of the voting power in Evercore Inc. As a result, our employees have the ability to exercise influence over the election of the members of our board of directors and, therefore, influence over our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, they are able to exercise influence over the outcome of all matters requiring stockholder approval. This concentration of ownership could deprive our other Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
Our amended and restated certificate of incorporation allows the exchange of Class A limited partnership units of Evercore LP ("Class A LP Units"), Class E limited partnership units of Evercore LP ("Class E LP Units"), Class I limited partnership units of Evercore LP ("Class I LP Units") and Class K limited partnership units of Evercore LP ("Class K LP Units") (other than those held by us) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The shares of Class A common stock issuable upon exchange of the partnership units that are held by our Senior Managing Directors and certain other employees of the Company are eligible for resale from time to time, subject to certain contractual and Securities Act restrictions.
Further, as part of annual bonuses and incentive compensation, we award restricted stock units ("RSUs") to employees, as well as to new hires. Each RSU represents the holder's right to receive one share of our Class A common stock following the applicable vesting date. Should we issue RSUs in excess of the amount remaining as authorized for issuance under the Second Amended 2016 Plan, these awards would be accounted for as liability awards, with changes in the fair value of these awards reflected as compensation expense until authorization is obtained.
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
Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol "EVR." At the close of business on February 15, 2023, there were 33 Class A common stockholders of record. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners.
There is no trading market for the Evercore Inc. Class B common stock. As of February 15, 2023, there were 50 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.72 per share of Class A common stock for the quarters ended December 31, 2022, September 30, 2022 and June 30, 2022, $0.68 per share for the quarters ended March 31, 2022, December 31, 2021, September 30, 2021 and June 30, 2021 and $0.61 per share for the quarter ended March 31, 2021.
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
We are a holding company and have no material assets other than our ownership of partnership units in Evercore LP. We intend to cause Evercore LP to make distributions to us in an amount sufficient to cover dividends, if any, declared by us and tax distributions. If Evercore LP makes such distributions, the limited partners of Evercore LP may be entitled to receive equivalent distributions from Evercore LP on their partnership units.
Recent Sales of Unregistered Securities
None

Share Repurchases for the period January 1, 2022 through December 31, 2022

2022	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	574	$136.20	—	5,311,647
February 1 to February 28	1,868,073	128.34	1,075,902	9,959,215
March 1 to March 31	122,469	125.00	—	9,959,215
Total January 1 to March 31	1,991,116	$128.14	1,075,902	9,959,215

April 1 to April 30	215,573	$109.11	208,568	9,750,647
May 1 to May 31	1,267,557	110.10	1,258,788	8,491,859
June 1 to June 30	85,581	110.09	44,942	8,446,917
Total April 1 to June 30	1,568,711	$109.96	1,512,298	8,446,917

July 1 to July 31	26,321	$96.95	18,790	8,428,127
August 1 to August 31	220,019	100.44	216,085	8,212,042
September 1 to September 30	89,599	94.99	84,555	8,127,487
Total July 1 to September 30	335,939	$98.71	319,430	8,127,487

October 1 to October 31	20,612	$102.08	19,074	8,108,413
November 1 to November 30	262,498	110.64	256,191	7,852,222
December 1 to December 31	259,379	109.96	244,600	7,607,622
Total October 1 to December 31	542,489	$109.99	519,865	7,607,622

Total January 1 to December 31	4,438,255	$117.27	3,427,495	7,607,622
(1)Includes the repurchase of 915,214, 56,413, 16,509 and 22,624 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively.
(2)On April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A common stock ("Class A Shares") and/or LP Units so that from that date forward, we were able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. In addition, on February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

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

Key Financial Measures
Revenue
Total revenues reflect revenues from our Investment Banking & Equities and Investment Management business segments that include fees for services, transaction-related client reimbursements and other revenue. Net revenues reflect total revenues less interest expense.
Investment Banking & Equities. Our Investment Banking & Equities segment earns fees from its clients for providing advice on mergers, acquisitions, divestitures, capital raising, leveraged buyouts, restructurings, private funds advisory and private capital markets services, activism and defense and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions, fees and principal revenues from research and its sales and trading activities. The amount and timing of the fees paid vary by the type of engagement or services provided. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our revenue consists of advisory fees for which realizations are dependent on the successful completion of client transactions. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing, to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees may be subject to court approval. Underwriting fees are recognized when the offering has been deemed to be completed and placement fees are generally recognized at the time of the client's acceptance of capital or capital commitments. Commissions and Related Revenue includes commissions, which are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned. Commissions and Related Revenue also includes subscription fees for the sales of research, as well as revenues from principal transactions primarily executed on a riskless principal basis. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) and recognized as revenue over the remaining subscription period.
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
Investment Management. Our Investment Management segment includes operations related to the Wealth Management business and interests in private equity funds which we do not manage, and historically included the Institutional Asset Management business. Revenue sources primarily include management fees, fiduciary fees, performance fees and gains (or losses) on our investments. We completed the sale of the ECB Trust Business on July 2, 2020 and the remaining ECB business on December 16, 2020. Following these transactions, there were no remaining consolidated businesses in the Institutional Asset Management business.
Management fees for third party clients generally represent a percentage of AUM. Fiduciary fees, which are generally a function of the size and complexity of each engagement, are individually negotiated. Gains and losses include both realized and unrealized gains and losses on principal investments, including those arising from our equity interest in investment partnerships.
Transaction-Related Client Reimbursements. In our Investment Banking & Equities segment, we incur various transaction-related expenditures, such as travel and professional fees, in the course of performing our services. Pursuant to the engagement letters with our advisory clients, these expenditures may be reimbursable. We define these expenses, which are associated with revenue activities earned over time, as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Client expense reimbursements are recorded as revenue on the Consolidated Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

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
•A gain on the sale of a portion of our interests in ABS in 2022. See Note 10 to our consolidated financial statements for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations
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
We maintain compensation programs, including base salary, cash, deferred cash and equity bonus awards and benefits programs and manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation, including deferred compensation, reflects our plan to maintain competitive compensation levels to retain key personnel, and it reflects the impact of newly-hired senior professionals, including related grants of equity and other awards, which are generally valued at their grant date and recorded in employee compensation and benefits expense over the requisite service period, subject to acceleration in certain cases.
Increasing the number of high-caliber, experienced senior level employees is critical to our growth efforts. See Item 1. "Business" for further information. In our advisory businesses, these hires generally do not begin to generate significant revenue in the year they are hired.
Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards, the amount of which is a function of performance and market conditions, are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, the expense is generally amortized over the stated vesting period, subject to retirement eligibility. With respect to annual awards, our retirement eligibility criteria generally stipulates that an employee is eligible for retirement if the employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, or if an employee has at least 10 years of continuous service and is at least 60 years of age. Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided they give the minimum advance notice, which is generally six months to one year.
We estimate forfeitures in the aggregate compensation cost to be amortized over the requisite service period of the awards. We periodically monitor our estimated forfeiture rate and adjust our assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative adjustment in the period of the change.

In April 2021 and January 2022, our Board of Directors approved the issuance of Class L Interests in Evercore LP ("Class L Interests") to certain of our named executive officers, pursuant to which the named executive officers received a discretionary distribution of profits from Evercore LP, which was paid in the first quarter of 2022 and 2023, respectively. Distributions pursuant to these interests were made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2021 and 2022, respectively. Following the distribution, these Class L Interests were cancelled pursuant to their terms. We record expense related to these distributions in Employee Compensation and Benefits on the Consolidated Statements of Operations and reflect accrued liabilities in Accrued Compensation and Benefits on the Consolidated Statements of Financial Condition.
In January 2023, our Board of Directors approved the issuance of Class L Interests to certain of our named executive officers, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2024. Distributions pursuant to these interests are anticipated to be made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2023.
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan") and January 1, 2021 (the "2021 Long-term Incentive Plan"). We made cash distributions under the 2017 Long-term Incentive Plan in March 2022 and 2021, as well as in December 2021, related to the acceleration of certain amounts due in the first quarter of 2022. Remaining amounts are due to be paid, in cash or Class A Shares, at our discretion, in the first quarter of 2023 (for the 2017 Long-term Incentive Plan) and in the first quarter of 2025, 2026 and 2027 (for the 2021 Long-term Incentive Plan), subject to employment at the time of payment. Awards issued under the 2017 Long-term Incentive Plan are subject to retirement eligibility requirements after the performance criteria has been achieved. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020.
From time to time, we also grant incentive awards to certain individuals which include both performance and service-based vesting requirements and, in certain awards, market based requirements. These include Class I-P Units of Evercore LP and Class K-P Units of Evercore LP ("Class K-P Units"). See Note 18 to our consolidated financial statements for further information.
We believe that the ratio of Employee Compensation and Benefits Expense to Net Revenues is an important measure to assess the annual cost of compensation relative to performance and provides a meaningful basis for comparison of compensation and benefits expense between present, historical and future years.
Non-Compensation Expenses. Our other operating expenses include costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information technology services, depreciation and amortization, execution, clearing and custody fees and other operating expenses. We refer to all of these expenses as non-compensation expenses.
Other Expenses
Other Expenses include the following:
•Amortization of LP Units and Certain Other Awards – Includes amortization costs associated with the vesting of Class J limited partnership units of Evercore LP issued in conjunction with the acquisition of International Strategy & Investment ("ISI") and certain other related awards. These awards were fully vested as of March 31, 2020
•Special Charges, Including Business Realignment Costs – Includes the following expenses:
◦2022 – Includes expenses related to charges associated with the prepayment of our 5.23% Series B senior notes originally due March 30, 2023 (the "Series B Notes"), as well as certain professional fees, separation benefits and other charges related to the ongoing wind-down of our administrative functions in Mexico
◦2021 – Includes expenses related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our investment strategy, we decided to wind down during 2021
◦2020 – Includes expenses related to separation and transition benefits and related costs as a result of our review of operations and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of our headquarters in New York and our business realignment initiatives, as well as charges related to the impairment of assets resulting from the wind-down of our businesses in Mexico
•Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, including costs in 2020 associated with the sale of our ECB businesses
•Intangible Asset and Other Amortization – Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in ABS, Atalanta Sosnoff, Luminis and Seneca Evercore are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations. See Note 10 to our consolidated financial statements for further information.
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

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2022 and 2021. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Years Ended December 31,			Change
	2022	2021	2020	2022 v. 2021	2021 v. 2020

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$2,392,990	$2,751,992	$1,755,273	(13%)	57%
Underwriting Fees	122,596	246,705	276,191	(50%)	(11%)
Commissions and Related Revenue	206,207	205,822	206,692	—%	—%
Asset Management and Administration Fees	64,483	65,784	54,397	(2%)	21%
Other Revenue, Including Interest and Investments	(7,378)	36,782	(7,234)	NM	NM
Total Revenues	2,778,898	3,307,085	2,285,319	(16%)	45%
Interest Expense	16,850	17,586	21,414	(4%)	(18%)
Net Revenues	2,762,048	3,289,499	2,263,905	(16%)	45%
Expenses
Operating Expenses	2,062,880	2,178,500	1,688,015	(5%)	29%
Other Expenses	3,126	8,561	49,457	(63%)	(83%)
Total Expenses	2,066,006	2,187,061	1,737,472	(6%)	26%
Income Before Income from Equity Method Investments and Income Taxes	696,042	1,102,438	526,433	(37%)	109%
Income from Equity Method Investments	7,999	14,161	14,398	(44%)	(2%)
Income Before Income Taxes	704,041	1,116,599	540,831	(37%)	106%
Provision for Income Taxes	172,626	248,026	128,151	(30%)	94%
Net Income	531,415	868,573	412,680	(39%)	110%
Net Income Attributable to Noncontrolling Interest	54,895	128,457	62,106	(57%)	107%
Net Income Attributable to Evercore Inc.	$476,520	$740,116	$350,574	(36%)	111%
Diluted Weighted Average Shares of Class A Common Stock Outstanding	41,037	43,321	42,623	(5%)	2%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$11.61	$17.08	$8.22	(32%)	108%
2022 versus 2021
Net Income Attributable to Evercore Inc. was $476.5 million in 2022, a decrease of $263.6 million, or 36%, compared to $740.1 million in 2021. The changes in our operating results during these years are described below.
Net Revenues were $2.76 billion in 2022, a decrease of $527.5 million, or 16%, versus Net Revenues of $3.29 billion in 2021. Advisory Fees decreased $359.0 million, or 13%, Underwriting Fees decreased $124.1 million, or 50%, and Commissions and Related Revenue increased $0.4 million compared to 2021. Asset Management and Administration Fees decreased $1.3 million, or 2%, compared to 2021. See "Business Segments" below for further information.
Other Revenue, Including Interest and Investments, decreased $44.2 million compared to 2021, primarily reflecting a shift from gains of $29.0 million in 2021 to losses of $29.8 million in 2022 on our investment funds portfolio due to the overall market decline. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program. The decrease was also driven by a $4.4 million gain on the redemption of the G5 debt security in 2021. This was partially offset by higher gains in our fixed income investment portfolios and higher interest income, as well as a $1.3 million gain on the sale of a portion of our interests in ABS during 2022. See Note 10 to our consolidated financial statements for further information.
Total Operating Expenses were $2.06 billion in 2022, compared to $2.18 billion in 2021, a decrease of $115.6 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.70 billion in 2022, a decrease of $151.2 million, or 8%, versus expense of $1.85 billion in 2021. The decrease in the amount of compensation recognized in 2022 principally reflects a lower provision for incentive compensation, partially offset by higher base salaries and higher amortization of prior period deferred compensation awards. Non-compensation expenses as a component of Operating Expenses were $365.4 million in 2022, an increase of $35.7 million, or 11%, versus $329.7 million in 2021. The increase was primarily driven by an increase in travel and related expenses, as travel, which curtailed during the COVID-19 pandemic, began to resume during the fourth quarter of 2021 and increased throughout 2022, as well as an increase in professional fees and bad debt expense. This was partially offset by a decline in the fair value of contingent consideration owed to former equity interest holders in our RECA business, as well as charitable contributions made to the Evercore Foundation in 2021. Non-Compensation expenses per employee were approximately $176.2 thousand for 2022, versus $174.9 thousand for 2021.
Total Other Expenses of $3.1 million in 2022 included Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes, as well as certain professional fees, separation benefits and other charges related to the ongoing wind-down of our administrative functions in Mexico. Total Other Expenses of $8.6 million in 2021 included Special Charges, Including Business Realignment Costs, of $8.6 million related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our investment strategy, we decided to wind down during 2021 and Acquisition and Transition Costs of $0.01 million.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 61.5% in 2022, compared to 56.2% in 2021.
Income from Equity Method Investments was $8.0 million in 2022, compared to $14.2 million in 2021. The decrease was primarily driven by lower income earned by ABS, principally reflecting a decrease in our ownership following the sale of a portion of our interests in 2022. See Note 10 to our consolidated financial statements for further information.
The provision for income taxes in 2022 was $172.6 million, which reflected an effective tax rate of 24.5%. The provision for income taxes in 2021 was $248.0 million, which reflected an effective tax rate of 22.2%. The increase in the effective tax rate reflects higher state and local taxes and a lower amount of earnings allocated to noncontrolling interest holders. The increase was partially offset by a higher net tax benefit in 2022 associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price.
Net Income Attributable to Noncontrolling Interest was $54.9 million in 2022 compared to $128.5 million in 2021. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income at Evercore LP in 2022, as well as the decrease in noncontrolling ownership interest in 2022. See Note 16 to our consolidated financial statements for further information.
For a discussion of 2021 versus 2020, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2021.
Impairment of Assets
Goodwill
At both November 30, 2022 and 2021, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), we performed our annual Goodwill impairment assessment and concluded that the fair value of our reporting units substantially exceeded their carrying values.
For a discussion of 2020, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impairment of Assets" in our Form 10-K for the year ended December 31, 2021.
Other Assets
We recorded no impairment charges for the year ended December 31, 2022.

We recorded $8.6 million in Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2021, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our investment strategy, we decided to wind-down during 2021. See Note 10 to our consolidated financial statements for further information.
For a discussion of 2020, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impairment of Assets" in our Form 10-K for the year ended December 31, 2021.
Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Years Ended December 31,			Change
	2022	2021	2020	2022 v. 2021	2021 v. 2020

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$2,392,990	$2,751,992	$1,755,273	(13%)	57%
Underwriting Fees	122,596	246,705	276,191	(50%)	(11%)
Commissions and Related Revenue(1)	206,207	205,822	206,692	—%	—%
Other Revenue, net(1)(2)(3)(4)	(25,668)	19,370	(20,770)	NM	NM
Net Revenues	2,696,125	3,223,889	2,217,386	(16%)	45%
Expenses
Operating Expenses	2,009,913	2,125,871	1,637,542	(5%)	30%
Other Expenses	3,126	7	49,112	NM	(100%)
Total Expenses	2,013,039	2,125,878	1,686,654	(5%)	26%
Operating Income	683,086	1,098,011	530,732	(38%)	107%
Income from Equity Method Investments(5)	1,217	1,337	1,546	(9%)	(14%)
Pre-Tax Income	$684,303	$1,099,348	$532,278	(38%)	107%
(1)We renamed "Commissions and Related Fees" to "Commissions and Related Revenue" and reclassified $0.9 million of principal trading gains and losses from our institutional equities business from "Other Revenue, net" to "Commissions and Related Revenue" for the year ended December 31, 2020. See Note 2 to our consolidated financial statements for further information.
(2)Includes interest expense on Notes Payable and lines of credit of $16.9 million, $17.6 million and $18.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)Includes a gain of $4.4 million for the year ended December 31, 2021, resulting from the redemption of our G5 debt security.
(4)Includes a loss of $21.1 million for the year ended December 31, 2020, resulting from the sale and wind-down of our businesses in Mexico, related to the release of cumulative foreign exchange losses.
(5)Equity in Luminis and Seneca Evercore is classified as Income from Equity Method Investments.

For 2022, the dollar value of North American announced and completed M&A activity decreased 38% and 32%, respectively, compared to 2021, and the dollar value of Global announced and completed M&A activity decreased 36% and 21%, respectively, compared to 2021.

	For the Years Ended December 31,			Change
	2022	2021	2020	2022 v. 2021	2021 v. 2020
Industry Statistics ($ in billions)(1)
Value of North American M&A Deals Announced	$1,624	$2,609	$1,443	(38%)	81%
Value of North American M&A Deals Completed	$1,570	$2,311	$1,497	(32%)	54%
Value of Global M&A Deals Announced	$3,577	$5,624	$3,476	(36%)	62%
Value of Global M&A Deals Completed	$3,523	$4,462	$3,228	(21%)	38%
Evercore Statistics
Total Number of Fees From Advisory Client Transactions(2)	651	797	687	(18%)	16%
Total Number of Fees of at Least $1 million from Advisory Client Transactions(2)	409	502	386	(19%)	30%
Total Number of Underwriting Transactions(3)	49	117	118	(58%)	(1%)
Total Number of Underwriting Transactions as a Bookrunner(3)	44	100	85	(56%)	18%
(1) Source: Refinitiv January 5, 2023
(2) Includes Advisory and Underwriting Transactions.
(3) Includes Equity and Debt Underwriting Transactions.
Investment Banking & Equities Results of Operations
2022 versus 2021
Net Revenues were $2.70 billion in 2022, compared to $3.22 billion in 2021, a decrease of $527.8 million, or 16%. The decrease in revenues from 2021 was primarily driven by a decrease of $359.0 million, or 13%, in Advisory Fees, reflecting a decrease in the number of fees earned. Underwriting Fees decreased $124.1 million, or 50%, compared to 2021, principally reflecting a decrease in the number of transactions we participated in due to the decline in overall market issuances. Commissions and Related Revenue increased $0.4 million compared to 2021, primarily reflecting increased revenues from research subscriptions, partially offset by lower trading volumes. Other Revenue, net, decreased $45.0 million compared to 2021, primarily reflecting a shift from gains of $29.0 million in 2021 to losses of $29.8 million in 2022 on our investment funds portfolio due to the overall market decline. The decrease was also driven by a $4.4 million gain on the redemption of the G5 debt security in 2021. This was partially offset by higher gains in our fixed income investment portfolios and higher interest income.
Operating Expenses were $2.01 billion in 2022, compared to $2.13 billion in 2021, a decrease of $116.0 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.66 billion in 2022, compared to $1.81 billion in 2021, a decrease of $151.3 million, or 8%. The decrease in the amount of compensation recognized in 2022 principally reflects a lower provision for incentive compensation, partially offset by higher base salaries and higher amortization of prior period deferred compensation awards. Non-compensation expenses, as a component of Operating Expenses, were $351.8 million in 2022, compared to $316.5 million in 2021, an increase of $35.3 million, or 11%. Non-compensation operating expenses increased from the prior year, primarily driven by an increase in travel and related expenses, as travel, which curtailed during the COVID-19 pandemic, began to resume during the fourth quarter of 2021 and increased throughout 2022, as well as an increase in professional fees and bad debt expense. This was partially offset by a decline in the fair value of contingent consideration owed to former equity interest holders in our RECA business, as well as charitable contributions made to the Evercore Foundation in 2021.
Other Expenses of $3.1 million in 2022 included Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes, as well as certain professional fees, separation benefits and other charges related to the ongoing wind-down of our administrative functions in Mexico. Other Expenses of $0.01 million in 2021 reflected Acquisition and Transition Costs.
For a discussion of 2021 versus 2020, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2021.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2022	2021	2020	2022 v. 2021	2021 v. 2020

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$64,483	$65,784	$53,069	(2%)	24%
Institutional Asset Management(1)	—	—	1,328	NM	NM
Asset Management and Administration Fees	64,483	65,784	54,397	(2%)	21%
Other Revenue, net(2)(3)	1,440	(174)	(7,878)	NM	98%
Net Revenues	65,923	65,610	46,519	—%	41%
Expenses
Operating Expenses	52,967	52,629	50,473	1%	4%
Other Expenses	—	8,554	345	NM	NM
Total Expenses	52,967	61,183	50,818	(13%)	20%
Operating Income (Loss)	12,956	4,427	(4,299)	193%	NM
Income from Equity Method Investments(4)	6,782	12,824	12,852	(47%)	—%
Pre-Tax Income	$19,738	$17,251	$8,553	14%	102%
(1)On July 2, 2020, we sold the trust business of ECB and on December 16, 2020, we sold the remaining ECB business.
(2)Includes a gain of $1.3 million for the year ended December 31, 2022, resulting from the sale of a portion of our interests in ABS.
(3)Includes a loss of $9.7 million for the year ended December 31, 2020, resulting from the sale and wind-down of our businesses in Mexico, including $3.4 million related to the sale of our ECB businesses and $6.3 million related to the release of cumulative foreign exchange losses.
(4)Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III") and Glisco Capital Partners IV, L.P. ("Glisco IV", and together with Glisco II and Glisco III, the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic Capital Partners Associates IV, L.P., Trilantic Capital Partners V, L.P. and Trilantic Capital Partners VI (North America), L.P. ("Trilantic VI") (through January 1, 2022). In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of December 31, 2022, $0.6 million of previously distributed carried interest received from the funds was subject to repayment. During 2021, consistent with our investment strategy, we decided to wind down our investment relationship with Trilantic Capital Partners ("Trilantic"). See Note 10 to our consolidated financial statements for further information.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments. During 2022, we sold a portion of our interests in ABS. See Note 10 to our consolidated financial statements for further information.

Our historical Investment Management results include the ECB businesses, revenues for which were previously included in Institutional Asset Management above. On July 2, 2020, we sold the trust business of ECB and on December 16, 2020, we sold the remaining ECB business.

Assets Under Management
AUM in our Wealth Management business of $10.5 billion at December 31, 2022 decreased $1.7 billion, or 14%, compared to $12.2 billion at December 31, 2021. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 74% and 75% of Level 1 investments, 21% and 21% of Level 2 investments and 5% and 4% of Level 3 investments as of December 31, 2022 and 2021, respectively.
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
The following table summarizes AUM activity for Wealth Management for the years ended December 31, 2022 and 2021:

(dollars in millions)
Balance at December 31, 2020	$10,163
Inflows	1,792
Outflows	(1,294)
Market Appreciation	1,523
Balance at December 31, 2021(1)	$12,184
Inflows	1,375
Outflows	(1,289)
Market Appreciation (Depreciation)	(1,733)
Balance at December 31, 2022(1)	$10,537

Unconsolidated Affiliates - Balance at December 31, 2022:
Atalanta Sosnoff	$6,649
ABS	$6,595
(1)Assets Under Management includes Evercore assets which are managed by Evercore Wealth Management of $0.3 million and $76.3 million as of December 31, 2022 and 2021, respectively.
The following table represents the composition of AUM for Wealth Management as of December 31, 2022:

Equities	61%
Fixed Income	21%
Liquidity(1)	12%
Alternatives	6%
Total	100%
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
In 2022, AUM for Wealth Management decreased 14%, primarily reflecting a decrease due to market depreciation. Performance for 2022 reflected:
•Wealth Management lagged the S&P 500 on a 1-year basis by approximately 4% and outperformed the S&P 500 on a 3-year basis by approximately 1%
•Wealth Management outperformed the fixed income composite on a 1-year basis by approximately 10 basis points and lagged the fixed income composite on a 3-year basis by approximately 20 basis points
•The S&P 500 and fixed income composite were each down approximately 18% and 5%, respectively
In 2021, AUM for Wealth Management increased 20%, reflecting a 15% increase due to market appreciation and a 5% increase due to flows. Performance for 2021 reflected:
•Wealth Management outperformed the S&P 500 on a 1 and 3-year basis by approximately 2% and 5%, respectively
•Wealth Management outperformed the fixed income composite on a 1-year basis by approximately 20 basis points and lagged the fixed income composite on a 3-year basis by approximately 30 basis points
•The S&P 500 was up approximately 29% and the fixed income composite was down approximately 1%
AUM from our unconsolidated affiliates decreased 17% compared to December 31, 2021, reflecting declines in both Atalanta Sosnoff and ABS.
2022 versus 2021
Net Revenues were $65.9 million in 2022, compared to $65.6 million in 2021, an increase of $0.3 million. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios decreased $1.3 million, or 2%, from 2021 as associated AUM decreased 14%, primarily from market depreciation. Other Revenue, net, increased $1.6 million from 2021, primarily driven by higher gains on our private equity investments.
Operating Expenses were $53.0 million in 2022, compared to $52.6 million in 2021, an increase of $0.3 million, or 1%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $39.5 million in 2022, compared to $39.3 million in 2021, an increase of $0.2 million, or 1%. Non-Compensation expenses, as a component of Operating Expenses, were $13.5 million in 2022, compared to $13.3 million in 2021, an increase of $0.2 million, or 2%.
Other Expenses of $8.6 million in 2021 included Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our investment strategy, we decided to wind down during 2021.
Income from Equity Method Investments decreased 47% from 2021, primarily driven by lower income earned by ABS, principally reflecting a decrease in our ownership following the sale of a portion of our interests during 2022. See Note 10 to our consolidated financial statements for further information.
For a discussion of 2021 versus 2020, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2021.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of fees and the payment of operating expenses, including incentive compensation to our employees and interest expense on our repurchase agreements (prior to the sale of our ECB business), Notes Payable and lines of credit, and the payment of income taxes. Advisory and Underwriting fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to private funds capital raising and certain fees related to the private capital businesses being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management business (and previously our Institutional Asset Management business, prior to the sale of our ECB business) are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation during the first three months of each calendar year with respect to the prior year's results and prior years' deferred compensation. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are generally funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to invest our cash in highly liquid securities or bank certificates of deposit, deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares (including for net settlement of RSUs), and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. If required, we may periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Years Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$531,415	$868,573	$412,680
Non-cash charges	561,678	498,772	481,698
Other operating activities	(561,717)	17,553	83,993
Operating activities	531,376	1,384,898	978,371
Investing activities	313,303	(705,892)	(483,871)
Financing activities	(735,568)	(925,321)	(307,793)
Effect of exchange rate changes	(24,281)	(4,616)	7,631
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	84,830	(250,931)	194,338
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	587,293	838,224	643,886
End of Period	$672,123	$587,293	$838,224
2022. Cash, Cash Equivalents and Restricted Cash were $672.1 million at December 31, 2022, an increase of $84.8 million versus Cash, Cash Equivalents and Restricted Cash of $587.3 million at December 31, 2021. Operating activities resulted in a net inflow of $531.4 million, primarily related to earnings, partially offset by the payment of 2021 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Consolidated Statement of Financial Condition as of December 31, 2022. Cash of $313.3 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities and proceeds received for the sale of a portion of our interests in ABS, partially offset by purchases of equipment and leasehold improvements. Financing activities during the period used cash of $735.6 million, primarily for purchases of treasury stock (including for net settlement of RSUs) and noncontrolling interests, the repayment of our Notes Payable and dividends and distributions to noncontrolling interest holders, partially offset by the issuance of the 2022 Private Placement Notes. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.

2021. Cash, Cash Equivalents and Restricted Cash were $587.3 million at December 31, 2021, a decrease of $250.9 million versus Cash, Cash Equivalents and Restricted Cash of $838.2 million at December 31, 2020. Operating activities resulted in a net inflow of $1.4 billion, primarily related to earnings. Investing activities during the period used cash of $705.9 million, primarily related to net purchases of investment securities and certificates of deposit and purchases of equipment and leasehold improvements, principally related to the expansion of our headquarters in New York, partially offset by proceeds from the redemption of the G5 debt security and proceeds received for the sale of our interests in Trilantic VI. Financing activities during the period used cash of $925.3 million, primarily for purchases of treasury stock (including for net settlement of RSUs) and noncontrolling interests, the payment of our Notes Payable and dividends and distributions to noncontrolling interest holders, partially offset by the issuance of the 2021 Private Placement Notes. For further information, see Note 13 to our consolidated financial statements. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
For a discussion of 2020, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows" in our Form 10-K for the year ended December 31, 2021.
Liquidity and Capital Resources
General
Our current assets principally include Cash and Cash Equivalents, Investment Securities and Certificates of Deposit, Accounts Receivable and contract assets, included in Other Current Assets, relating to revenues from our Investment Banking & Equities and Investment Management segments. Our current liabilities principally include accrued expenses, accrued liabilities related to improvements in our leased facilities, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements and related investments are also made in the first quarter. From time to time, advances and/or commitments may also be granted to new employees at or near the date they begin employment, or to existing employees for the purpose of incentive or retention. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and certain other entities in accordance with our corporate estimated payment calendar; these payments are generally made quarterly. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with capital requirements and restrictions of our regulated legal entities. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking & Equities segment, which is primarily a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our repurchase agreements (prior to the sale of our ECB business), Notes Payable, lines of credit and other financing arrangements, as well as payments for income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. Certain of these tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments, including deferred compensation arrangements. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions - which may result from the current or anticipated impact of inflation, changes in the level of interest rates, changes in the availability of financing, supply chain disruptions, an evolving regulatory environment, climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events - the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame and in an amount sufficient to match any decreases in revenue relating to changes in market and economic conditions. Likewise, our liquidity may be adversely impacted by our contractual obligations, including lease obligations. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred.

We are currently in a period of macroeconomic uncertainty and market volatility, including historically high inflation, supply chain constraints, rising interest rates, changes in the availability of financing, geopolitical tensions, an evolving regulatory environment and the risk of a recession. These factors have led to a slowing of the pace of M&A and other advisory transaction announcements and the elongation of the timing of transaction closings, as well as suppressing the level of underwriting activity. We will continue to assess the potential ongoing impacts of the current environment, including the regular monitoring of our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations. See "Results of Operations" above for further information.
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
On April 27, 2021, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we were able to repurchase an aggregate of the lesser of $750.0 million worth of Class A Shares and/or LP Units and 8.5 million Class A Shares and/or LP Units. In addition, on February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2022, we repurchased 3,427,495 Class A Shares, at an average cost per share of $114.39, for $392.1 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2022, we repurchased 1,010,760 Class A Shares, at an average cost per share of $127.02, for $128.4 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 4,438,255 Class A Shares repurchased during 2022 were acquired for aggregate purchase consideration of $520.5 million, at an average cost per share of $117.27.

Noncontrolling Interest Purchases
During 2022, we purchased, at fair value, an additional 0.9% of the EWM Class A Units for $3.2 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.2 million and a decrease to Additional-Paid-In-Capital of $3.0 million on our Consolidated Statement of Financial Condition as of December 31, 2022.
On December 31, 2021, we purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54.3 million. Our consideration for this transaction included the payment of $6.0 million of cash in 2021, $27.7 million of cash in 2022, and contingent cash consideration which will be settled in early 2024. The fair value of the remaining contingent consideration is $6.1 million and $20.6 million as of December 31, 2022 and 2021, respectively, $1.1 million of which is included within Other Current Liabilities on our Consolidated Statement of Financial Condition as of December 31, 2022 and the remainder of which is included within Other Long-term Liabilities on our Consolidated Statement of Financial Condition as of December 31, 2022. The decline in the fair value of the contingent consideration in 2022 reduced Other Operating Expenses by $14.5 million on the Consolidated Statement of Operations. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, we will also issue two separate payments in early 2023 and 2024, contingent on continued employment, and accordingly, will be treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the RECA business achieving certain revenue performance targets.
2016 Private Placement Notes
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A senior notes which were due March 30, 2021 (the "Series A Notes"), $67.0 million aggregate principal amount of our Series B Notes which were originally due March 30, 2023, $48.0 million aggregate principal amount of our 5.48% Series C senior notes due March 30, 2026 (the "Series C Notes") and $17.0 million aggregate principal amount of our 5.58% Series D senior notes due March 30, 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to the 2016 Note Purchase Agreement dated as of March 30, 2016 (the "2016 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2022, we were in compliance with all of these covenants.
In March 2021, we repaid the $38.0 million aggregate principal amount of our Series A Notes. On June 28, 2022, we prepaid the $67.0 million aggregate principal amount of our Series B Notes plus the applicable make-whole amount. In conjunction with the June 2022 prepayment and the acceleration of the remaining debt issuance costs, we recorded a loss of $0.5 million for the year ended December 31, 2022, included within Special Charges, Including Business Realignment Costs, on our Consolidated Statement of Operations.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2022, we were in compliance with all of these covenants.
2021 Private Placement Notes
On March 29, 2021, we issued $38.0 million aggregate principal amount of our 1.97% Series I senior notes due August 1, 2025 (the "Series I Notes" or the "2021 Private Placement Notes"), pursuant to a note purchase agreement (the "2021 Note Purchase Agreement") dated as of March 29, 2021, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2022, we were in compliance with all of these covenants.
2022 Private Placement Notes
On June 28, 2022, we issued $67.0 million aggregate principal amount of our 4.61% Series J senior notes due November 15, 2028 (the "Series J Notes" or the "2022 Private Placement Notes"), pursuant to a note purchase agreement (the "2022 Note Purchase Agreement") dated as of June 28, 2022, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2022, we were in compliance with all of these covenants.
Lines of Credit
Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount, as amended on October 29, 2021, (the "Existing PNC Facility"), of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of December 31, 2022. The interest rate provisions are LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date is October 28, 2023. There were no drawings under this facility at December 31, 2022.
East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 29, 2021, of up to $55.0 million, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of December 31, 2022. Drawings under this facility bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date is October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at December 31, 2022.
EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount, as amended on October 31, 2022, of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at December 31, 2022.
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
We have a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. For further information see "Noncontrolling Interest Purchases" above and Notes 16 and 19 to our consolidated financial statements.
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.4 million and $6.1 million as of December 31, 2022 and 2021, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. See Note 19 to our consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.
As of December 31, 2022, our current and former Senior Managing Directors owned an aggregate of approximately 1.7 million vested Class A LP Units, 0.4 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.1 million vested Class K LP Units. In addition, 0.8 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of December 31, 2022. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder. See Note 2 to our consolidated financial statements for further information.

Our Consolidated Statement of Financial Condition as of December 31, 2022 included $663.4 million of Cash and Cash Equivalents and $1.4 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of December 31, 2022, the fair value of our investments with these products, based on closing prices, was $137.1 million. We had net realized and unrealized losses of ($29.8) million for the year ended December 31, 2022, from our exchange-traded funds portfolio. See Note 8 to our consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $13.7 million, $27.4 million and $41.1 million, respectively, for the year ended December 31, 2022.
In February 2020, we entered into four-month futures contracts on a stock index fund with a notional amount of $38.9 million as an economic hedge against our deferred cash compensation program. These contracts settled in June 2020. In accordance with ASC 815, "Derivatives and Hedging" ("ASC 815"), these contracts were carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations. We had realized losses of ($4.0) million for the year ended December 31, 2020.
Private Equity Funds
Through our principal investments in private equity funds and our ability to earn carried interest from these funds, we face exposure to changes in the estimated fair value of the companies in which these funds invest. Valuations and analysis regarding our investments in Trilantic and Glisco are performed by their respective professionals, and thus we are not involved in determining the fair value for the portfolio companies of such funds. See Note 10 to our consolidated financial statements for further information.
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.5 million for the year ended December 31, 2022.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2022, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Consolidated Statement of Comprehensive Income was a loss of ($20.9) million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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

Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of approximately $5.5 million and $6.9 million for the years ended December 31, 2022 and 2020, respectively, and reversed bad debt expense of approximately $0.1 million for the year ended December 31, 2021.
As of December 31, 2022 and 2021, total receivables recorded in Accounts Receivable amounted to $385.1 million and $351.7 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $64.1 million and $87.8 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2022, total contract assets recorded in Other Current Assets and Other Assets amounted to $110.5 million and $8.0 million, respectively. As of December 31, 2021, total contract assets recorded in Other Current Assets and Other Assets amounted to $14.1 million and $12.9 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills and notes, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2022, we had Investment Securities of $1.3 billion, of which 90% were treasury bills and notes.
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
Revenue Recognition
We account for revenue recognition under ASC 606, "Revenue from Contracts with Customers," which provides a five step model to revenue recognition as follows:
Step 1: Identify the contract(s) with a customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
We apply this model to revenue streams from our Investment Banking & Equities and Investment Management segments.
Investment Banking & Equities Revenue
We earn fees from clients for providing advisory services on strategic matters, including mergers, acquisitions, divestitures, leveraged buyouts, restructurings, activism and defense and similar corporate finance matters. Our Investment Banking & Equities segment also includes services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Revenue is recognized as we satisfy performance obligations, upon transfer of control of promised services to customers in an amount that reflects the consideration we expect to receive in exchange for these services. Our contracts with customers may include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For performance obligations satisfied over time, determining a measure of progress requires us to make significant judgments that affect the timing of revenue recognized. For certain advisory services, we have concluded that performance obligations are satisfied over time. This is based on the premise that we transfer control of services and the client simultaneously receives benefits from these services over the course of an engagement. For performance obligations satisfied at a point in time, determining when control transfers requires us to make significant judgments that affect the timing of when revenue is recognized.
In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, we may receive fixed retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter or over the course of the engagement, where the engagement letter will specify a future service period associated with those fees. We may also receive announcement fees upon announcement of a transaction in addition to success fees upon closing of a transaction or another defined outcome, both of which represent variable consideration. This variable consideration will be included in the transaction price, as defined, and recognized as revenue to the extent that it is probable that a significant reversal of revenue will not occur. When assessing probability, we apply careful analysis and judgment to the remaining factors necessary for completion of a transaction, including factors outside of our control. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms, to secure necessary board or shareholder approvals, to secure necessary financing, to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees may be subject to approval of the court.
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
Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized at the point in time when the offering has been deemed to be completed by the lead manager of the underwriting group, or in the case of certain ongoing issuances when the sale of the securities has settled. When the offering is completed, the performance obligation has been satisfied and we recognize the applicable management fee, selling concession, sales agent commission or placement agent fee. Offering expenses are presented gross in the Consolidated Statements of Operations. We also manage assignments involving the exchange of an issuer's securities where fees are recognized when earned.

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
Investment Management Revenue
Our Investment Management segment generates revenues from the management of client assets and through interests in private equity funds which we do not manage. Our contracts with customers may include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For performance obligations satisfied over time, determining a measure of progress requires us to make significant judgments that affect the timing of revenue recognized.
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
Accounts Receivable and Contract Assets
Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to our clients. We record accounts receivable, net of any allowance for credit losses, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. We maintain an allowance for credit losses to provide coverage for estimated losses from our client receivables. We adopted Accounting Standards Update ("ASU") No. 2016-13 "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, using a modified retrospective method of transition. We recorded a cumulative-effect adjustment to decrease retained earnings by $1.3 million as of January 1, 2020. Following the adoption of ASU 2016-13, we determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. We have determined that long-term forecasted information is not relevant to our fee receivables, which are primarily short-term. We update our average credit loss rates periodically and maintain a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. In addition, we periodically perform a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss rates. Expected credit losses for newly recognized financial assets and changes to expected credit losses during the period are recognized in earnings.

Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.
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
Valuation
The valuation of our investments in securities and of our investments in private equity funds which we do not manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Per ASC 820, we disclose information about financial instruments carried at fair value, including their classification in the fair value hierarchy. Level 1 investments include U.S. Treasury Securities, readily-marketable equity securities and investment funds. As of December 31, 2022 and 2021, we had no Level 2 or 3 investments carried at fair value. See Note 11 to our consolidated financial statements for further information.
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
The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company's historic and projected future taxable income for its U.S. and foreign operations. In 2022 and 2021, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized. We also concluded that the net deferred tax assets of certain foreign subsidiaries required a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
The Company estimates that Evercore Inc. must generate approximately $1.3 billion of future taxable income to realize the gross deferred tax asset balance, including the valuation allowance, of $328 million. The deferred tax balance is expected to reverse primarily over a period ranging from 5 to 15 taxable years. The Company evaluated Evercore Inc.'s historical U.S. taxable income, which has averaged approximately $423 million per year over the past 7 years, as well as the anticipated taxable income of approximately $668 million in 2022, and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company can carry forward net operating losses indefinitely, but limited to 80% of taxable income for that year.
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
In addition to goodwill and intangible assets, we annually assess our equity method investments for impairment (or more frequently if circumstances indicate impairment may have occurred) per ASC 323-10, "Investments – Equity Method and Joint Ventures."
We concluded there was no impairment of goodwill, intangible assets or equity method investments during the year ended December 31, 2022.
We concluded there was no impairment of goodwill or intangible assets during the year ended December 31, 2021. We recorded a loss of $8.6 million for the year ended December 31, 2021, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our investment strategy, we decided to wind-down during 2021. See Note 10 to our consolidated financial statements for further information.
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
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Evercore Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

•We selected a sample of contracts with clients for which revenue was recognized prior to December 31, 2022 as well as the period subsequent to year end and performed the following:

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
February 24, 2023
We have served as the Company's auditor since 2003.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2022	2021
Assets
Current Assets
Cash and Cash Equivalents	$663,400	$578,317
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $802,652 and $706,826 at December 31, 2022 and 2021, respectively)	1,432,716	1,784,639
Accounts Receivable (net of allowances of $4,683 and $2,704 at December 31, 2022 and 2021, respectively)	385,131	351,668
Receivable from Employees and Related Parties	21,914	25,208
Other Current Assets	203,570	58,533
Total Current Assets	2,706,731	2,798,365
Investments	43,047	75,176
Deferred Tax Assets	257,166	248,077
Operating Lease Right-of-Use Assets	237,561	263,329
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $187,077 and $165,857 at December 31, 2022 and 2021, respectively)	143,268	148,589
Goodwill	123,285	128,246
Intangible Assets (net of accumulated amortization of $3,294 at December 31, 2021)	—	336
Other Assets	109,865	140,539
Total Assets	$3,620,923	$3,802,657
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$918,489	$1,109,716
Accounts Payable and Accrued Expenses	28,807	31,633
Payable to Employees and Related Parties	41,235	58,876
Operating Lease Liabilities	37,968	47,321
Taxes Payable	9,842	20,980
Other Current Liabilities	34,195	28,610
Total Current Liabilities	1,070,536	1,297,136
Operating Lease Liabilities	278,078	297,473
Notes Payable	371,774	376,243
Amounts Due Pursuant to Tax Receivable Agreements	61,169	70,209
Other Long-term Liabilities	112,948	126,315
Total Liabilities	1,894,505	2,167,376
Commitments and Contingencies (Note 19)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 79,686,375 and 74,804,288 issued at December 31, 2022 and 2021, respectively, and 38,347,262 and 37,903,430 outstanding at December 31, 2022 and 2021, respectively)	797	748
Class B, par value $0.01 per share (1,000,000 shares authorized, 50 and 53 issued and outstanding at December 31, 2022 and 2021, respectively)	—	—
Additional Paid-In-Capital	2,861,775	2,458,779
Accumulated Other Comprehensive Income (Loss)	(27,942)	(12,086)
Retained Earnings	1,768,098	1,418,382
Treasury Stock at Cost (41,339,113 and 36,900,858 shares at December 31, 2022 and 2021, respectively)	(3,065,917)	(2,545,452)
Total Evercore Inc. Stockholders' Equity	1,536,811	1,320,371
Noncontrolling Interest	189,607	314,910
Total Equity	1,726,418	1,635,281
Total Liabilities and Equity	$3,620,923	$3,802,657
See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenues
Investment Banking & Equities:
Advisory Fees	$2,392,990	$2,751,992	$1,755,273
Underwriting Fees	122,596	246,705	276,191
Commissions and Related Revenue	206,207	205,822	206,692
Asset Management and Administration Fees	64,483	65,784	54,397
Other Revenue, Including Interest and Investments	(7,378)	36,782	(7,234)
Total Revenues	2,778,898	3,307,085	2,285,319
Interest Expense	16,850	17,586	21,414
Net Revenues	2,762,048	3,289,499	2,263,905
Expenses
Employee Compensation and Benefits	1,697,519	1,848,757	1,372,339
Occupancy and Equipment Rental	78,437	73,887	74,107
Professional Fees	108,288	96,288	80,883
Travel and Related Expenses	50,183	21,479	25,887
Communications and Information Services	62,642	57,775	54,274
Depreciation and Amortization	27,713	28,099	26,245
Execution, Clearing and Custody Fees	10,345	11,588	13,592
Special Charges, Including Business Realignment Costs	3,126	8,554	46,645
Acquisition and Transition Costs	—	7	562
Other Operating Expenses	27,753	40,627	42,938
Total Expenses	2,066,006	2,187,061	1,737,472
Income Before Income from Equity Method Investments and Income Taxes	696,042	1,102,438	526,433
Income from Equity Method Investments	7,999	14,161	14,398
Income Before Income Taxes	704,041	1,116,599	540,831
Provision for Income Taxes	172,626	248,026	128,151
Net Income	531,415	868,573	412,680
Net Income Attributable to Noncontrolling Interest	54,895	128,457	62,106
Net Income Attributable to Evercore Inc.	$476,520	$740,116	$350,574
Net Income Attributable to Evercore Inc. Common Shareholders	$476,520	$740,116	$350,574
Weighted Average Shares of Class A Common Stock Outstanding
Basic	39,224	40,054	40,553
Diluted	41,037	43,321	42,623
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$12.15	$18.48	$8.64
Diluted	$11.61	$17.08	$8.22

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net Income	$531,415	$868,573	$412,680
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	3,404	(303)	(1,503)
Foreign Currency Translation Adjustment Gain (Loss), net	(20,872)	(2,472)	26,707
Other Comprehensive Income (Loss)	(17,468)	(2,775)	25,204
Comprehensive Income	513,947	865,798	437,884
Comprehensive Income Attributable to Noncontrolling Interest	53,283	128,010	69,472
Comprehensive Income Attributable to Evercore Inc.	$460,664	$737,788	$368,412

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2019	68,698,675	$687	$2,016,524	$(27,596)	$558,269	(29,522,665)	$(1,678,168)	$256,534	$1,126,250
Cumulative Effect of Accounting Change (1)	—	—	—	—	(1,310)	—	—	—	(1,310)
Net Income	—	—	—	—	350,574	—	—	62,106	412,680
Other Comprehensive Income	—	—	—	17,838	—	—	—	7,366	25,204
Treasury Stock Purchases	—	—	—	—	—	(1,922,393)	(146,559)	—	(146,559)
Evercore LP Units Exchanged for Class A Common Stock	898,585	9	46,946	—	—	—	—	(37,683)	9,272
Equity-based Compensation Awards	2,598,023	26	204,231	—	—	—	—	14,618	218,875
Dividends	—	—	—	—	(108,960)	—	—	—	(108,960)
Noncontrolling Interest (Note 16)	—	—	(1,565)	—	—	—	—	(44,513)	(46,078)
Balance at December 31, 2020	72,195,283	722	2,266,136	(9,758)	798,573	(31,445,058)	(1,824,727)	258,428	1,489,374
Net Income	—	—	—	—	740,116	—	—	128,457	868,573
Other Comprehensive Income (Loss)	—	—	—	(2,328)	—	—	—	(447)	(2,775)
Treasury Stock Purchases	—	—	—	—	—	(5,455,800)	(720,725)	—	(720,725)
Evercore LP Units Exchanged for Class A Common Stock	241,890	2	25,972	—	—	—	—	(12,306)	13,668
Equity-based Compensation Awards	2,367,115	24	216,657	—	—	—	—	13,189	229,870
Dividends	—	—	—	—	(120,307)	—	—	—	(120,307)
Noncontrolling Interest (Note 16)	—	—	(49,986)	—	—	—	—	(72,411)	(122,397)
Balance at December 31, 2021	74,804,288	748	2,458,779	(12,086)	1,418,382	(36,900,858)	(2,545,452)	314,910	1,635,281
Net Income	—	—	—	—	476,520	—	—	54,895	531,415
Other Comprehensive Income (Loss)	—	—	—	(15,856)	—	—	—	(1,612)	(17,468)
Treasury Stock Purchases	—	—	—	—	—	(4,438,255)	(520,465)	—	(520,465)
Evercore LP Units Exchanged for Class A Common Stock	2,574,455	26	162,821	—	—	—	—	(159,412)	3,435
Equity-based Compensation Awards	2,307,632	23	245,793	—	—	—	—	23,425	269,241
Dividends	—	—	—	—	(126,804)	—	—	—	(126,804)
Noncontrolling Interest (Note 16)	—	—	(5,618)	—	—	—	—	(42,599)	(48,217)
Balance at December 31, 2022	79,686,375	$797	$2,861,775	$(27,942)	$1,768,098	(41,339,113)	$(3,065,917)	$189,607	$1,726,418

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

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net Income	$531,415	$868,573	$412,680
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	16,458	(24,227)	(8,681)
Equity Method Investments, Including Gain on Sale	3,038	1,105	(1,636)
Equity-Based and Other Deferred Compensation	467,339	422,210	367,438
Net Loss on Sale and Wind-down of Operations in Mexico in 2020 and Release of Cumulative Foreign Exchange Losses	—	1,250	35,247
Noncash Lease Expense	41,534	40,761	38,626
Depreciation, Amortization and Accretion	28,651	28,655	30,002
Bad Debt Expense	5,513	(60)	6,878
Deferred Taxes	(855)	29,078	13,824
Decrease (Increase) in Operating Assets:
Investment Securities	(1,777)	(1,960)	3,559
Financial Instruments Owned and Pledged as Collateral at Fair Value	—	—	(1,516)
Securities Purchased Under Agreements to Resell	—	—	(399)
Accounts Receivable	(46,084)	16,028	(78,573)
Receivable from Employees and Related Parties	3,188	(1,622)	(1,170)
Other Assets	(116,838)	(4,649)	(19,043)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(353,201)	191,223	82,364
Accounts Payable and Accrued Expenses	(1,093)	(5,497)	(796)
Securities Sold Under Agreements to Repurchase	—	—	1,935
Payables to Employees and Related Parties	12,642	6,065	(7,980)
Taxes Payable	(11,138)	5,634	11,946
Other Liabilities	(47,416)	(187,669)	93,666
Net Cash Provided by Operating Activities	531,376	1,384,898	978,371
Cash Flows From Investing Activities
Investments Purchased	(80)	(6,660)	(143)
Proceeds from Redemption and Sale of Investments	18,300	20,967	—
Distributions of Private Equity Investments	238	827	650
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities and Futures Contracts Activity	3,160,061	2,669,500	555,624
Purchases of Investment Securities and Futures Contracts Activity	(2,850,658)	(3,219,975)	(1,201,617)
Maturity of Certificates of Deposit	281,386	121,912	214,266
Purchase of Certificates of Deposit	(272,757)	(264,492)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(23,187)	(27,971)	(53,330)
Proceeds from Sale of Business, Net of Cash Sold	—	—	679
Net Cash Provided by (Used In) Investing Activities	313,303	(705,892)	(483,871)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	300	2,179	540
Distributions to Noncontrolling Interests	(45,548)	(67,865)	(44,915)
Payments Under Tax Receivable Agreement	(10,944)	(10,825)	(9,425)
Payment of Notes Payable	(67,000)	(38,000)	—
Issuance of Notes Payable	67,000	38,000	—
Debt Issuance Costs and Make-Whole Amount	(1,826)	(355)	—
Purchase of Treasury Stock and Noncontrolling Interests	(550,293)	(729,693)	(147,411)
Dividends	(127,257)	(118,762)	(106,582)
Net Cash Provided by (Used in) Financing Activities	(735,568)	(925,321)	(307,793)
Effect of Exchange Rate Changes on Cash	(24,281)	(4,616)	7,631
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	84,830	(250,931)	194,338
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	587,293	838,224	643,886
Cash, Cash Equivalents and Restricted Cash – End of Period	$672,123	$587,293	$838,224
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$16,857	$17,332	$23,748
Payments for Income Taxes	$217,696	$191,970	$111,319
Accrued Dividends	$15,236	$14,332	$13,734
Amounts Due for Purchase of Noncontrolling Interest	$—	$48,297	$851
Settlement of Sale of Trilantic VI	$9,188	$—	$—
Settlement of Contingent Consideration	$1,083	$—	$—
Receipt of Equity Securities in Settlement of Accounts Receivable	$—	$1,955	$—

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
The Investment Banking & Equities segment includes the investment banking business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures, shareholder activism and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on secondary transactions for private funds interests, as well as on primary and secondary transactions for real estate oriented financial sponsors and private equity interests. The Investment Banking & Equities segment also includes the equities business through which the Company offers macroeconomic, policy and fundamental equity research and agency-based equity securities trading for institutional investors. During 2022, the Company renamed its "Investment Banking" segment to "Investment Banking & Equities." The renaming of this segment did not result from changes to the overall business structure or reporting.
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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") and Evercore Partners Canada Ltd. ("Evercore Canada") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing and Evercore Canada, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Consolidated Statements of Financial Condition Evercore ISI U.K.,

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Evercore U.K., Evercore Japan, Evercore Beijing and Evercore Canada assets of $584,192 and liabilities of $247,884 at December 31, 2022 and assets of $446,736 and liabilities of $260,426 at December 31, 2021.
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
Class I LP Units – In 2016, in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman), the Company issued unvested Class I-P Units of Evercore LP ("Class I-P Units"). The Class I-P Units were contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), which are exchangeable on a one-for-one basis for Class A Shares. In March 2022, the Class I-P Units converted into Class I LP Units.
Class K LP Units – The Company periodically grants unvested Class K-P Units of Evercore LP ("Class K-P Units"). The Class K-P Units are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), which are ultimately exchangeable on a one-for-one basis for Class A Shares. In December 2021, the Class K-P Units that were issued in 2017 converted into Class K LP Units upon the achievement of certain defined benchmark results and continued service requirements.
See Note 18 for further information on Evercore LP partnership units ("LP Units") where exchangeability is subject to performance and/or market conditions.
The Company accounts for exchanges of LP Units for Class A Shares based on the carrying amounts of the Members' LP Units immediately before the exchange.
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
Step 1: Identify the contract(s) with a customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
The Company applies this model to revenue streams from its Investment Banking & Equities and Investment Management segments.
Investment Banking & Equities Revenue – The Company earns fees from clients for providing advisory services on strategic matters, including mergers, acquisitions, divestitures, leveraged buyouts, restructurings, activism and defense and similar corporate finance matters. The Company's Investment Banking & Equities segment also includes services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Revenue is recognized as the Company satisfies performance obligations, upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for these

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
services. The Company’s contracts with customers may include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For performance obligations satisfied over time, determining a measure of progress requires the Company to make significant judgments that affect the timing of revenue recognized. For certain advisory services, the Company has concluded that performance obligations are satisfied over time. This is based on the premise that the Company transfers control of services and the client simultaneously receives benefits from these services over the course of an engagement. For performance obligations satisfied at a point in time, determining when control transfers requires the Company to make significant judgments that affect the timing of when revenue is recognized. The Company records revenue on the Consolidated Statements of Operations for the following:
Advisory Fees – In general, advisory fees are paid at the time the Company signs an engagement letter, during the course of the engagement or when an engagement is completed. In some circumstances, and as a function of the terms of an engagement letter, the Company may receive fixed retainer fees for financial advisory services concurrent with, or soon after, the execution of the engagement letter or over the course of the engagement, where the engagement letter will specify a future service period associated with those fees. The Company may also receive announcement fees upon announcement of a transaction in addition to success fees upon closing of a transaction or another defined outcome, both of which represent variable consideration. This variable consideration will be included in the transaction price, as defined, and recognized as revenue to the extent that it is probable that a significant reversal of revenue will not occur. When assessing probability, the Company applies careful analysis and judgment to the remaining factors necessary for completion of a transaction, including factors outside of the Company's control. A transaction can fail to be completed for many reasons which are outside of the Company’s control, including failure of parties to agree upon final terms, to secure necessary board or shareholder approvals, to secure necessary financing, to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees may be subject to court approval.
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
Underwriting Fees – Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized at the point in time when the offering has been deemed to be completed by the lead manager of the underwriting group, or in the case of certain ongoing issuances when the sale of the securities has settled. When the offering is completed, the performance obligation has been satisfied and the Company recognizes the applicable

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
management fee, selling concession, sales agent commission or placement agent fee. Offering expenses are presented gross in the Consolidated Statements of Operations. The Company also manages assignments involving the exchange of an issuer's securities where fees are recognized when earned.
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
Asset Management and Administration Fees – The Company's Investment Management segment generates revenues from the management of client assets and through interests in private equity funds which are not managed by the Company. The Company’s contracts with customers may include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For performance obligations satisfied over time, determining a measure of progress requires the Company to make significant judgments that affect the timing of revenue recognized.
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
•A gain on the sale of a portion of the Company's interests in ABS in 2022. See Note 10 for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations

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
Debt securities are classified as available-for-sale and any unrealized gains and losses are recorded as net increases or decreases to Accumulated Other Comprehensive Income (Loss), net of tax, and realized gains and losses on these securities are included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. Realized and unrealized gains and losses on equity securities and futures contracts are recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. EGL also invests in fixed income portfolios consisting of U.S. Treasury securities, which are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities. Certificates of Deposit consist of investments with certain banks with original maturities of four months or less when purchased.
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
The Company's receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.
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
Investments – The Company's investments include investments in unconsolidated affiliated companies and other investments in private equity partnerships:
Affiliates – The Company has equity interests in ABS Investment Management Holdings LP and ABS Investment Management GP LLC (collectively, "ABS"), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), Luminis Partners ("Luminis") and Seneca Advisors LTDA ("Seneca Evercore") and includes its share of the income (losses) within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other Investments – The Company also maintains investments in Glisco Manager Holdings LP and equity securities in private companies, which are accounted for as equity securities without readily determinable fair values in accordance with ASC 321-10. The Company also previously held an investment in Trilantic Capital Partners ("Trilantic"), which the Company decided to wind-down in 2021 consistent with the Company's investment strategy, and an investment in a debt security that was accounted for as a held-to-maturity security, through June 25, 2021. The Company assesses these investments quarterly for impairment, or more frequently if circumstances indicate impairment may have occurred.
See Note 10 for further information.
Leases – Pursuant to ASC 842, "Leases" ("ASC 842"), the Company includes the impact of all leases, including short-term leases, on its Consolidated Statements of Financial Condition. The Company does not separate lease and non-lease components of contracts for leases for the use of office space and equipment. Operating leases for office space generally contain payments for real estate taxes, common area maintenance and other operating expenses in addition to rent payments that are not fixed; the Company accounts for these costs as variable payments and does not include these as part of the lease component.
The present values of the Company's lease commitments are reflected as long-term assets, within Operating Lease Right-of-Use Assets, with corresponding liabilities classified as current and non-current, within Operating Lease Liabilities on the Company's Consolidated Statements of Financial Condition. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company's right to use the underlying assets for their lease terms and lease liabilities represent the Company's obligation to make lease payments arising from these leases. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Right-of-use assets are subject to certain adjustments for lease incentives and initial direct costs. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any residual value guarantees.
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
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, in accordance with ASC 360, "Property, Plant, and Equipment".
See Note 5 for further information.
Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), severance, deferred cash and share-based compensation, and other benefits. Cash bonuses are accrued over the respective service periods to which they relate and deferred cash and share-based grants are expensed prospectively over their requisite service period, subject to acceleration in certain cases.
Share-Based Payments and Other Deferred Compensation – The Company accounts for share-based payments in accordance with ASC 718, "Compensation – Stock Compensation" ("ASC 718").
Compensation expense recognized pursuant to share-based compensation awards is based on the grant date fair value of the award. The grant date fair value is amortized over the vesting periods or requisite service periods ("Service-based Awards"). However, the vesting of some Service-based Awards will accelerate upon the occurrence of certain events. The Company amortizes the grant-date fair value of share-based compensation awards made to employees, who are or will become retirement eligible prior to the stated vesting date, over the expected substantive service period. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, unvested Service-based Awards are included in the diluted weighted average Class A Shares outstanding using the treasury stock method. Once vested, restricted stock units ("RSUs"), and restricted stock are included in the basic and diluted weighted average Class A Shares outstanding. Expense relating to RSUs, restricted stock and LP Units is reflected in Employee Compensation and Benefits on the Consolidated Statements of Operations.
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
See Note 21 for further information.
Reclassifications – During 2021, certain balances on the Consolidated Statements of Operations for prior periods were reclassified to conform to their current presentation.
Commissions and Related Revenue – The Company renamed "Commissions and Related Fees" to "Commissions and Related Revenue" on the Consolidated Statements of Operations and reclassified $925 of principal trading gains and losses from the Company's institutional equities business from "Other Revenue, Including Interest and Investments" to "Commissions and Related Revenue" for the year ended December 31, 2020.
Note 3 – Recent Accounting Pronouncements
ASU 2020-06 – In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). ASU 2020-06 provides amendments to reduce the number of models used to account for convertible instruments and to simplify the accounting for contracts in an entity's own equity. ASU 2020-06 also provides amendments to diluted earnings per share calculations, which require entities to use the if-converted method for convertible instruments and to include the effect of potential share settlement from instruments that may be settled in cash or in shares. The amendments in this update are effective during interim and annual periods beginning after December 15, 2021, with early adoption permitted. The amendments should be applied using a modified or full retrospective transition method. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Investment Banking & Equities:
Advisory Fees	$2,392,990	$2,751,992	$1,755,273
Underwriting Fees	122,596	246,705	276,191
Commissions and Related Revenue	206,207	205,822	206,692
Total Investment Banking & Equities	$2,721,793	$3,204,519	$2,238,156

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$64,483	$65,784	$53,069
Institutional Asset Management	—	—	1,328
Total Investment Management	$64,483	$65,784	$54,397
Contract Balances

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the years ended December 31, 2022 and 2021 are as follows:

	For the Year Ended December 31, 2022
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2022	$351,668	$87,764	$14,092	$12,945	$9,257	$147
Increase (Decrease)	33,463	(23,625)	96,376	(4,917)	(4,186)	(147)
Balance at December 31, 2022	$385,131	$64,139	$110,468	$8,028	$5,071	$—

	For the Year Ended December 31, 2021
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2021	$368,346	$70,975	$29,327	$5,283	$9,373	$147
Increase (Decrease)	(16,678)	16,789	(15,235)	7,662	(116)	—
Balance at December 31, 2021	$351,668	$87,764	$14,092	$12,945	$9,257	$147
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
The Company recognized revenue of $44,579, $28,657 and $23,409 on the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the years ended December 31, 2022 and 2021 is as follows:

	For the Years Ended December 31,
	2022	2021
Beginning Balance	$2,704	$5,372
Bad debt expense, net of reversals	5,513	(60)
Write-offs, foreign currency translation and other adjustments	(3,534)	(2,608)
Ending Balance	$4,683	$2,704
The change in the balance during the year ended December 31, 2022 is primarily related an increase in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of December 31, 2022, by year of origination:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	Amortized Carrying Value by Origination Year
	2022	2021	2020	2019	2018	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$41,686	$21,174	$7,184	$2,123	$—	$72,167
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
Further, in conjunction with the ongoing wind-down of the administrative functions in Mexico, the Company incurred certain professional fees, separation benefits and other charges, which are recorded within Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2022. See Note 6 for further information.
Goodwill and Intangible Assets

Goodwill associated with the Company's acquisitions is as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	Investment Banking & Equities	Investment Management	Total
Balance at December 31, 2020(1)	$121,599	$7,527	$129,126
Foreign Currency Translation and Other	(880)	—	(880)
Balance at December 31, 2021(1)	120,719	7,527	128,246
Foreign Currency Translation and Other	(4,961)	—	(4,961)
Balance at December 31, 2022(1)	$115,758	$7,527	$123,285
(1)The amount of the Company's goodwill before accumulated impairment losses of $38,528 was $161,813, $166,774 and $167,654 at December 31, 2022, 2021 and 2020, respectively.

Intangible assets associated with the Company's acquisitions are as follows:

	December 31, 2021
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking & Equities	Investment Management	Total	Investment Banking & Equities	Investment Management	Total

Client Related	$—	$3,630	$3,630	$—	$3,294	$3,294
Total	$—	$3,630	$3,630	$—	$3,294	$3,294
Expense associated with the amortization of intangible assets was $336, $362 and $1,605 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company's intangible assets were fully amortized as of December 31, 2022.
Impairments of Goodwill
At November 30, 2022 and 2021, in accordance with ASC 350, "Intangibles - Goodwill and Other", the Company performed its annual goodwill impairment assessment and concluded that the fair value of its reporting units substantially exceeded their carrying values.
Note 6 – Special Charges, Including Business Realignment Costs
The Company recognized $3,126 for the year ended December 31, 2022, as Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of the Company's 5.23% Series B senior notes originally due March 30, 2023 (the "Series B Notes"), as well as certain professional fees, separation benefits and other charges related to the ongoing wind-down of the Company's administrative functions in Mexico. See Notes 5 and 13 for further information.
The Company recognized $8,554 for the year ended December 31, 2021, as Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with the Company's investment strategy, the Company decided to wind-down during 2021. See Note 10 for further information.
The Company recognized $46,645 for the year ended December 31, 2020, as Special Charges, Including Business Realignment Costs. This included expenses of $41,669 primarily for separation and transition benefits for certain employees terminated as a result of the Company's review of its operations, described below, $3,320 related to the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives and $1,656 for charges related to the impairment of assets resulting from the wind-down of the Company's businesses in Mexico. See Note 5 for further information.
As noted above, in 2020, the Company completed a review of its operations focused on markets, sectors and people which delivered lower levels of productivity in an effort to attain greater flexibility of operations and better position itself for future growth. This review, which began in the fourth quarter of 2019, generated reductions of 8% of the Company's headcount. In conjunction with the employment reductions, the Company incurred costs (including costs related to the acceleration of deferred compensation) of $41,669 for the year ended December 31, 2020, which has been recorded in Special Charges Including Business Realignment Costs.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 7 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $11,680, $34,656 and $15,641 for the years ended December 31, 2022, 2021 and 2020, respectively.
Other Assets on the Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $16,928 and $20,397 as of December 31, 2022 and 2021, respectively. See Note 18 for further information.
Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Advances to Employees	$21,003	$23,536
Personal Expenses Paid on Behalf of Employees and Related Parties	543	1,197
Other	368	475
Receivable from Employees and Related Parties	$21,914	$25,208
Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Amounts Due to U.K. Members	$30,188	$20,221
Amounts Due Pursuant to Tax Receivable Agreements(1)	10,417	10,465
Amounts Due to Employees for the Sale of Outstanding Class R Interests of Private Capital Advisory L.P.(2)	—	27,710
Other	630	480
Payable to Employees and Related Parties	$41,235	$58,876
(1)Reflects the current portion due related to the Member exchange of Class A LP Units for Class A Shares. The long-term portion of $61,169 and $70,209 is included within Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2022 and 2021, respectively.
(2)Reflects the current portion due to employees of the Real Estate Capital Advisory ("RECA") business for the sale of Class R Interests of Private Capital Advisory L.P. The long-term portion of $5,036 and $20,587 due related to the contingent cash consideration is included within Other Long-term Liabilities on the Consolidated Statements of Financial Condition at December 31, 2022 and 2021, respectively. See Note 16 for further information.
Note 8 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of December 31, 2022 and 2021 were as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	December 31, 2022				December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$802,652	$4,483	$—	$807,135	$706,826	$37	$16	$706,847
Equity Securities	558	—	223	335	666	193	—	859
Debt Securities Carried by EGL	363,824	1,814	—	365,638	784,813	43	14	784,842
Investment Funds	144,343	531	8,156	136,718	111,682	39,191	—	150,873
Total Investment Securities (carried at fair value)	$1,311,377	$6,828	$8,379	$1,309,826	$1,603,987	$39,464	$30	$1,643,421

Certificates of Deposit (carried at contract value)				122,890				141,218

Total Investment Securities and Certificates of Deposit				$1,432,716				$1,784,639
Scheduled maturities of the Company's available-for-sale debt securities as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$800,710	$805,190	$706,826	$706,847
Due after one year through five years	1,942	1,945	—	—
Total	$802,652	$807,135	$706,826	$706,847
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries, and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at December 31, 2022 and has not recorded a credit allowance on these securities.
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Statements of Financial Condition and realized gains and losses included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized gains (losses) of ($34), ($11) and $75 for the years ended December 31, 2022, 2021 and 2020, respectively.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($525), $1,156 and $95 for the years ended December 31, 2022, 2021 and 2020, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of $1,777, $6 and ($1,216) for the years ended December 31, 2022, 2021 and 2020, respectively.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 18 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($29,778), $29,025 and $16,913 for the years ended December 31, 2022, 2021 and 2020, respectively.
Certificates of Deposit
At December 31, 2022 and 2021, the Company held certificates of deposit of $122,890 and $141,218, respectively, with certain banks with original maturities of four months or less when purchased.
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office space of $51,913, $49,580 and $48,561 for the years ended December 31, 2022, 2021 and 2020, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $6,563, $6,062 and $7,490 for the years ended December 31, 2022, 2021 and 2020, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,637 and $5,616 as of December 31, 2022 and 2021, respectively, which are secured by cash that is included in Other Assets on the Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office equipment of $5,316, $5,193 and $4,709 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company incurred net operating cash outflows of $57,456, $45,886 and $30,709 for the years ended December 31, 2022, 2021 and 2020, respectively, related to its operating leases, which was net of cash received from lease incentives of $3,412, $9,216 and $14,732 for the years ended December 31, 2022, 2021 and 2020, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Years Ended December 31,
	2022	2021
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$20,666	$34,544

	December 31,
	2022	2021
Weighted-average remaining lease term - operating leases	10.4 years	10.8 years
Weighted-average discount rate - operating leases	3.92%	3.92%
As of December 31, 2022, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2023	$49,288
2024	42,340
2025	42,537
2026	39,056
2027	26,685
Thereafter	190,856
Total lease payments	390,762
Less: Tenant Improvement Allowances	(3,365)
Less: Imputed Interest	(71,351)
Present value of lease liabilities	316,046
Less: Current lease liabilities	(37,968)
Long-term lease liabilities	$278,078
In December 2022, the Company entered into a lease agreement to take on 38 rentable square feet in New York, New York. The Company took possession of this space in January 2023. The approximate additional annual expense under this lease agreement, net of certain lease incentives, is $2,300 and the lease term will end on December 31, 2035.
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, including the lease above, the Company entered into leases for office space which have not yet commenced and thus are not yet included on the Company's Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces by the end of 2023. These spaces will have lease terms of 3 to 13 years once the Company has taken possession. The additional future payments under these arrangements are $262,919 as of December 31, 2022.
Note 10 – Investments
The Company's investments reported on the Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships, equity securities in private companies and investments in G5 (through June 25, 2021), Glisco Manager Holdings LP and Trilantic (through September 2021). The Company's investments are relatively high-risk and illiquid assets.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
ABS	$19,387	$40,977
Atalanta Sosnoff	10,717	10,948
Luminis	6,092	6,158
Seneca Evercore	706	507
Total	$36,902	$58,590

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
In January 2022, the Company entered into an agreement to sell a portion of its interest in ABS. This transaction closed on March 28, 2022 and resulted in the reduction of the Company's ownership interest from 46% to 26%. The Company received cash of $18,300 as consideration for its interests sold and recorded a gain of $1,294 for the year ended December 31, 2022, included within Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations.
At December 31, 2022, the Company's ownership interest in ABS was 26%. This investment resulted in earnings of $4,463, $10,524 and $10,855 for the years ended December 31, 2022, 2021 and 2020, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Atalanta Sosnoff
On December 31, 2015, the Company amended the Operating Agreement with Atalanta Sosnoff and deconsolidated its assets and liabilities, accounting for its interest under the equity method of accounting from that date forward. At December 31, 2022, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $2,319, $2,300 and $1,997 for the years ended December 31, 2022, 2021 and 2020, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Luminis
On January 1, 2017, the Company acquired an interest in Luminis and accounted for its interest under the equity method of accounting. At December 31, 2022, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $813, $1,334 and $1,546 for the years ended December 31, 2022, 2021 and 2020, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations. This investment is subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Consolidated Statements of Financial Condition.
Seneca Evercore
On July 7, 2021, the Company acquired a 20% interest in Seneca Evercore for $500 and maintains proportional representation on the board of directors of Seneca Evercore (but not less than one director) following this transaction. The Company accounts for its interest under the equity method of accounting. This investment resulted in earnings of $404 and $3 for the years ended December 31, 2022 and 2021, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Consolidated Statements of Financial Condition.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $316 for each of the years ended December 31, 2022, 2021 and 2020.
The Company assesses its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Debt Security Investment
On December 31, 2017, the Company exchanged all of its outstanding equity interests in G5 for debentures of G5. The Company recorded this investment as a held-to-maturity debt security within Investments on the Consolidated Statement of Financial Condition. These securities were mandatorily redeemable on December 31, 2027, or earlier, subject to the occurrence of certain events. The Company was accreting its investment to its redemption value ratably, or on an accelerated basis if certain revenue thresholds were met by G5, from December 31, 2017 to December 31, 2027. This investment was subject to

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
currency translation from the Brazilian real to the U.S. dollar, included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. On June 25, 2021, G5 repaid its outstanding debentures with the Company in full, resulting in a gain of $4,374, included in Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2021.
Investments in Private Equity
Private Equity Funds
The Company's investments related to private equity partnerships and associated entities include investments in Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III"), Glisco Capital Partners IV ("Glisco IV"), Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV"), Trilantic Capital Partners V, L.P. ("Trilantic V") and Trilantic Capital Partners VI (North America), L.P. ("Trilantic VI") (through January 1, 2022). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of unrealized gains and losses occurring from changes in fair value. Additionally, the Company reflects its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
A summary of the Company's investments in the private equity funds as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Glisco II, Glisco III and Glisco IV	$3,602	$3,479
Trilantic IV, Trilantic V and Trilantic VI	1,939	12,210
Total Private Equity Funds	$5,541	$15,689
Net realized and unrealized gains (losses) on private equity fund investments were $347, ($1,059) and ($1,388) for the years ended December 31, 2022, 2021 and 2020, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2022, $600 of previously distributed carried interest received from the funds was subject to repayment.
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
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,166 and $3,408 included in its Consolidated Statements of Financial Condition at December 31, 2022 and 2021, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of December 31, 2022 and 2021 was $5,385 and $5,715, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
During 2021, consistent with the Company's investment strategy, the Company decided to wind down its investment relationship with Trilantic. Accordingly, the Company wrote-off the remaining carrying value of its investment in Trilantic, as well as certain amounts allocated to fund investments exceeding net asset value. As a result, the Company recorded an aggregate charge of $8,554 within Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2021. See above in "Investments in Private Equity" for further information.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $604 and $676 as of December 31, 2022 and 2021, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Following the Glisco transaction in 2016, the Company recorded an investment in Glisco Manager Holdings LP representing the fair value of the deferred consideration resulting from this transaction. This investment was accounted for at its cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company amortized the balance of its investment as distributions were received related to the deferred consideration. This investment was fully amortized as of December 31, 2022 and had a balance of $221 as of December 31, 2021.
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
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 include listed equities, listed derivatives and treasury bills and notes. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$365,638	$—	$—	$365,638
Other Debt and Equity Securities(1)	815,409	—	—	815,409
Investment Funds	136,718	—	—	136,718
Total Assets Measured At Fair Value	$1,317,765	$—	$—	$1,317,765

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$784,842	$—	$—	$784,842
Other Debt and Equity Securities(1)	710,706	—	—	710,706
Investment Funds	150,873	—	—	150,873
Total Assets Measured At Fair Value	$1,646,421	$—	$—	$1,646,421
(1)Includes $7,939 and $3,000 of treasury bills classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2022 and 2021, respectively.

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

		December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$655,461	$655,461	$—	$—	$655,461
Certificates of Deposit	122,890	—	122,890	—	122,890
Receivables(1)	449,270	—	447,051	—	447,051
Contract Assets(2)	118,496	—	117,701	—	117,701
Receivable from Employees and Related Parties	21,914	—	21,914	—	21,914
Closely-held Equity Securities	604	—	—	604	604
Financial Liabilities:
Accounts Payable and Accrued Expenses	$28,807	$—	$28,807	$—	$28,807
Payable to Employees and Related Parties	41,235	—	41,235	—	41,235
Notes Payable	371,774	—	349,955	—	349,955

		December 31, 2021
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$575,317	$575,317	$—	$—	$575,317
Certificates of Deposit	141,218	—	141,218	—	141,218
Receivables(1)	439,432	—	436,749	—	436,749
Contract Assets(2)	27,037	—	25,986	—	25,986
Receivable from Employees and Related Parties	25,208	—	25,208	—	25,208
Closely-held Equity Securities	676	—	—	676	676
Financial Liabilities:
Accounts Payable and Accrued Expenses	$31,633	$—	$31,633	$—	$31,633
Payable to Employees and Related Parties	58,876	—	58,876	—	58,876
Notes Payable	376,243	—	390,288	—	390,288
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 12 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Furniture and Equipment	$89,208	$81,595
Leasehold Improvements	187,045	180,610
Computer and Technology-related	54,092	52,241
Total	330,345	314,446
Less: Accumulated Depreciation and Amortization	(187,077)	(165,857)
Furniture, Equipment and Leasehold Improvements, Net	$143,268	$148,589
Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $27,377, $27,737 and $24,640 for the years ended December 31, 2022, 2021 and 2020, respectively.
In addition, the Company recognized Special Charges, Including Business Realignment Costs, of $3,320 for the year ended December 31, 2020, related to the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives. The Company also recorded $480 in Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2020, for charges related to the impairment of leasehold improvements resulting from the wind-down of the Company's businesses in Mexico. See Notes 5 and 6 for further information.
Other Assets on the Consolidated Statements of Financial Condition includes capitalized costs associated with cloud computing arrangements of $11,437 and $9,419 as of December 31, 2022 and 2021, respectively. Amortization expense for capitalized costs associated with cloud computing arrangements was $1,670 and $1,245 for the years ended December 31, 2022 and 2021, respectively, included within Communications and Information Services on the Consolidated Statements of Operations.
Note 13 – Notes Payable
2016 Private Placement Notes
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes, including: $38,000 aggregate principal amount of its 4.88% Series A senior notes which were due March 30, 2021 (the "Series A Notes"), $67,000 aggregate principal amount of its Series B Notes which were originally due March 30, 2023, $48,000 aggregate principal amount of its 5.48% Series C senior notes due March 30, 2026 (the "Series C Notes") and $17,000 aggregate principal amount of its 5.58% Series D senior notes due March 30, 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to a note purchase agreement (the "2016 Note Purchase Agreement") dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2022, the Company was in compliance with all of these covenants.
In March 2021, the Company repaid the $38,000 aggregate principal amount of its Series A Notes. On June 28, 2022, the Company prepaid the $67,000 aggregate principal amount of its Series B Notes plus the applicable make-whole amount. In conjunction with the June 2022 prepayment and the acceleration of the remaining debt issuance costs, the Company recorded a

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
loss of $456 for the year ended December 31, 2022, included within Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2022, the Company was in compliance with all of these covenants.
2021 Private Placement Notes
On March 29, 2021, the Company issued $38,000 aggregate principal amount of its 1.97% Series I senior notes due August 1, 2025 (the "Series I Notes" or the "2021 Private Placement Notes"), pursuant to a note purchase agreement (the "2021 Note Purchase Agreement") dated as of March 29, 2021, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2022, the Company was in compliance with all of these covenants.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2022, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of December 31, 2022 and 2021:

			Carrying Value(1) at
			December 31,
Note	Maturity Date	Effective Annual Interest Rate	2022	2021
Evercore Inc. 5.23% Series B Senior Notes	3/30/2023	5.44%	$—	$66,829
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	47,772	47,710
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,891	16,874
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,470	74,407
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,545	59,500
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,679	39,655
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	30,003	33,564
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,785	37,704
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	65,629	—
Total			$371,774	$376,243
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
As of December 31, 2022, the future payments required on the Notes Payable, including principal and interest, were as follows:

2023	$16,158
2024	16,158
2025	53,971
2026	62,095
2027	12,779
Thereafter	324,724
Total	$485,885
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
The Evercore Plan provides for a matching contribution from the Company to be made for eligible participants, as defined by the Evercore Plan. The matching contribution from the Company is made annually pursuant to a discretionary formula. The matching contribution is determined as 100% of up to 3% of eligible compensation, defined as salary plus cash bonus

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
compensation, to a maximum of $3 per employee. Catch-up contributions are not matched. Participants vest 100% in the matching contribution from the Company upon completion of three years of service.
The Company made contributions to the Evercore Plan of $2,188 and $2,032 for the years ended December 31, 2022 and 2021, respectively, and no contributions for the year ended December 31, 2020.
Evercore Europe Defined Contribution Benefit Plan – Evercore U.K. provides a defined contribution benefit plan, the Evercore Partners International Group Personal Pension Plan (the "Evercore Europe Plan"), for Evercore U.K. employees and members. The Evercore Europe Plan was established in November 2006 and subsequently amended.
The Evercore Europe Plan, for employees starting between November 2006 and July 2011, has a salary deferral feature as permitted under existing tax guidelines for HM Customs and Revenue, the Inland Revenue Service in the United Kingdom. Evercore U.K. employees must have elected to participate in the plan prior to July 2011, and Evercore U.K. has a minimum annualized contribution of 15% to 50% of an employee's salary for all the employees who participated, depending on the respective employee's level within the Company. These employees are also eligible to contribute up to 10% of their salary to the Evercore Europe Plan and, under the terms of the Evercore Europe Plan, if an employee contributes a minimum of 7.5% to 10% of their salary to the plan, Evercore U.K. must make a matching contribution of 5% to 10% of the employee's salary depending on the employee's level within the Company.
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
The Company made contributions to the Evercore Europe Plan of $3,968, $3,688 and $3,173 for the years ended December 31, 2022, 2021 and 2020, respectively.
Evercore ISI U.K. Personal Pension Plan – For employees of Evercore ISI U.K., a personal pension plan is available for all employees to contribute a percentage of their salary. The Company contributes up to 9% of an employee's salary. The Company made contributions to the Evercore ISI U.K. Personal Pension Plan of $45, $74 and $86 for the years ended December 31, 2022, 2021 and 2020, respectively.
Contributions to the various plans are recorded in Employee Compensation and Benefits on the Consolidated Statements of Operations and accrued in Accrued Compensation and Benefits on the Consolidated Statements of Financial Condition.
In addition, the Company offers separation and transition and certain other benefits. See Note 18 for further information.
Self-Funded Medical Insurance Program – Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. As of January 1, 2023, the estimated present value of the liability related to incurred but not reported claims was approximately $3,530.
Note 15 – Evercore Inc. Stockholders' Equity
Dividends – The Company's Board of Directors declared on January 31, 2023, a quarterly cash dividend of $0.72 per share, to the holders of record of Class A Shares as of February 24, 2023, which will be paid on March 10, 2023. During the year ended December 31, 2022, the Company declared and paid dividends of $2.84 per share, totaling $111,568, and accrued deferred cash dividends on unvested RSUs, totaling $15,236. During the year ended December 31, 2022, the Company also paid deferred cash dividends of $15,689. During the year ended December 31, 2021, the Company declared and paid dividends of $2.65 per share, totaling $105,975, and accrued deferred cash dividends on unvested RSUs, totaling $14,332. During the year ended December 31, 2021, the Company also paid deferred cash dividends of $12,796.
Treasury Stock – During the year ended December 31, 2022, the Company purchased 1,011 Class A Shares from employees at an average cost per share of $127.02, primarily for the net settlement of stock-based compensation awards, and 3,427 Class A Shares at an average cost per share of $114.39 pursuant to the Company's share repurchase program. The aggregate 4,438 Class A Shares were purchased at an average cost per share of $117.27, and the result of these purchases was an increase in Treasury Stock of $520,465 on the Company's Consolidated Statement of Financial Condition as of December 31, 2022. During the year ended December 31, 2021, the Company purchased 995 Class A Shares from employees at an

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
average cost per share of $118.62, primarily for the net settlement of stock-based compensation awards, and 4,461 Class A Shares at an average cost per share of $135.11 pursuant to the Company's share repurchase program. The aggregate 5,456 Class A Shares were purchased at an average cost per share of $132.10, and the result of these purchases was an increase in Treasury Stock of $720,725 on the Company's Consolidated Statement of Financial Condition as of December 31, 2021.
LP Units – During the year ended December 31, 2022, 2,574 LP Units were exchanged for Class A Shares, resulting in an increase to Class A Common Stock and Additional Paid-In-Capital of $26 and $159,386, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2022. During the year ended December 31, 2021, 242 LP Units were exchanged for Class A Shares, resulting in an increase to Class A Common Stock and Additional Paid-In-Capital of $2 and $12,304, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2021. See Notes 16 and 21 for further information.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2022, Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($2,450) and ($25,492), respectively.
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
Noncontrolling ownership interests for the Company's subsidiaries were as follows:

	As of December 31,
	2022	2021	2020
Evercore LP	6%	11%	11%
Evercore Wealth Management ("EWM")(1)	26%	26%	26%
RECA(2)	—%	—%	38%
(1) Noncontrolling Interests represent a blended rate for multiple classes of interests in EWM.
(2) Noncontrolling Interests represent the Class R Interests of Private Capital Advisory L.P.
The Noncontrolling Interests for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A Shares.
The Company has outstanding Class A, E, I and K LP Units in Evercore LP which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. See Note 2 for further information.
During the period January 1, 2023 through December 31, 2023, the Company has the option to purchase, at fair value, a portion of the outstanding EWM Class A Units such that the noncontrolling interest holders would continue to hold no less than 25% of the outstanding units following the transaction. This transaction may be settled in cash, Evercore LP Units or Class A shares of the Company, at the Company’s discretion. If the Company has not exercised its option prior to the end of the option period, or the noncontrolling interest holders continue to hold greater than 25% of the outstanding units following the transaction, the noncontrolling interest holders may exchange their interests for Evercore LP Units, at fair value, sufficient to reduce their outstanding interest to 25%. As of December 31, 2022, the EWM members held 26% of the outstanding EWM Units.
Changes in Noncontrolling Interest for the years ended December 31, 2022, 2021 and 2020 were as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2022	2021	2020
Beginning balance	$314,910	$258,428	$256,534

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	54,895	128,457	62,106
Other Comprehensive Income (Loss)	(1,612)	(447)	7,366
Total Comprehensive Income	53,283	128,010	69,472

Evercore LP Units Exchanged for Class A Shares	(159,412)	(12,306)	(37,683)

Amortization and Vesting of LP Units	23,425	13,189	14,618

Other Items:
Distributions to Noncontrolling Interests	(42,704)	(67,865)	(44,915)
Issuance of Noncontrolling Interest	300	2,958	540
Purchase of Noncontrolling Interest	(195)	(7,504)	(138)
Total Other Items	(42,599)	(72,411)	(44,513)

Ending balance	$189,607	$314,910	$258,428
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of $313, ($49) and ($223) for the years ended December 31, 2022, 2021 and 2020, respectively, and foreign currency translation adjustment gains (losses), net, of ($1,925), ($398) and $561 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
During the year ended December 31, 2022, 2,574 LP Units were exchanged for Class A Shares, including the Class E LP Units described above. This resulted in a decrease to Noncontrolling Interest of $159,412 and increases to Additional-Paid-In-Capital and Class A Common Stock of $159,386 and $26, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2022.
In addition, 242 and 899 LP Units were exchanged for Class A Shares during the years ended December 31, 2021 and 2020, respectively.
See Note 15 for further information.
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
Interests Purchased – During 2022, the Company purchased, at fair value, an additional 0.9% of the EWM Class A Units for $3,154. This purchase resulted in a decrease to Noncontrolling Interest of $195 and a decrease to Additional-Paid-In-Capital of $2,959 on the Company's Consolidated Statement of Financial Condition as of December 31, 2022.
During 2021, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $3,170. This purchase resulted in a decrease to Noncontrolling Interest of $344 and a decrease to Additional Paid-In-Capital of $2,826 on the Company's Consolidated Statement of Financial Condition as of December 31, 2021.
On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54,297. Consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash in 2022, and contingent cash consideration which will be settled in early 2024. The fair value of the remaining contingent consideration is $6,119 and $20,587 as of December 31, 2022 and 2021, respectively, $1,083 of which is included within Other Current Liabilities on the Company's Consolidated Statement of Financial Condition as of December 31, 2022 and the remainder of which is included within Other Long-term Liabilities on the Company's Consolidated Statement of Financial Condition as of December 31, 2022. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The decline in the fair value of contingent consideration in 2022 reduced Other Operating Expenses by $14,468 on the Consolidated Statements of Operations. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. This purchase resulted in a decrease to Noncontrolling Interest of $7,137 and a decrease to Additional Paid-In-Capital of $47,160 on the Company’s Consolidated Statement of Financial Condition on December 31, 2021. In conjunction with this transaction, the Company will also issue two separate payments in early 2023 and 2024, contingent on continued employment with the Company, and accordingly, will be treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the RECA business achieving certain revenue performance targets.
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
Note 17 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the years ended December 31, 2022, 2021 and 2020 are described and presented below.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2022	2021	2020
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$476,520	$740,116	$350,574
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,224	40,054	40,553
Basic net income per share attributable to Evercore Inc. common shareholders	$12.15	$18.48	$8.64
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$476,520	$740,116	$350,574
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$476,520	$740,116	$350,574
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	39,224	40,054	40,553
Assumed exchange of LP Units for Class A Shares(1)(2)	—	—	72
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method	1,605	2,768	1,578
Shares that are contingently issuable(3)	208	499	420
Diluted weighted average Class A Shares outstanding	41,037	43,321	42,623
Diluted net income per share attributable to Evercore Inc. common shareholders	$11.61	$17.08	$8.22
(1)The Company has outstanding Class A, E, I and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the years ended December 31, 2022, 2021 and 2020, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,970, 4,854 and 5,126 for the years ended December 31, 2022, 2021 and 2020, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $43,520, $92,797 and $45,578 for the years ended December 31, 2022, 2021 and 2020, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.
(2)The Company previously had outstanding Class J LP Units, which converted into Class E LP Units and ultimately became exchangeable into Class A Shares on a one-for-one basis. As of December 31, 2022, 2021 and 2020, no Class J LP Units remained issued or outstanding. See Note 18 for further information. During the year ended December 31, 2020, the Class J LP Units were dilutive and consequently the effect of their exchange into Class A Shares has been included in the calculation of diluted net income per share attributable to Evercore Inc. common shareholders under the if-converted method. In computing this adjustment, the Company assumes that all Class J LP Units are converted into Class A Shares.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(3)The Company previously had outstanding Class I-P Units which were contingently exchangeable into Class I LP Units, and ultimately Class A Shares, and has outstanding Class K-P Units which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. On March 1, 2022, all of the Class I-P Units converted to Class I LP Units. See Note 18 for further information. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P Units and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period.
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
Note 18 – Share-Based and Other Deferred Compensation
LP Units
Equities business – In conjunction with the acquisition of the operating businesses of ISI in 2014, the Company issued Evercore LP units and interests which were treated as compensation. In July 2017, the Company exchanged all of the previously outstanding 4,148 Class H limited partnership interests of Evercore LP for 1,012 vested (963 of which were subject to certain liquidated damages and continued employment provisions) and 938 unvested Class J LP Units. These units converted into an equal amount of Class E LP Units, and became exchangeable into Class A Shares of the Company, ratably, on February 15, 2018, 2019 and 2020. Compensation expense related to the Class J LP Units was $1,067 for the year ended December 31, 2020.
On February 15, 2020, 223 Class J LP Units vested and were converted to an equal amount of Class E LP Units. Following the conversion, no Class J LP Units remain issued and outstanding.
Class I-P Units – In November 2016, the Company awarded 400 Class I-P Units in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman). These Class I-P Units converted into 400 Class I LP Units (which are exchangeable on a one-for-one basis to Class A Shares) upon the achievement of certain market and service conditions on March 1, 2022. Compensation expense related to this award was $753, $4,625 and $4,632 for the years ended December 31, 2022, 2021 and 2020, respectively.
Class K-P Units – The Company has awarded the following Class K-P Units:
•In November 2017, the Company awarded 64 Class K-P Units to an employee of the Company. These Class K-P Units converted into 80 Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) upon the achievement of certain defined benchmark results relating to the employee's business and continued service through December 31, 2021.
•In June 2019, the Company awarded 220 Class K-P Units to an employee of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain defined benchmark results relating to the employee's business and continued service through February 4, 2023 for the first tranche, which consists of 120 Class K-P Units, and February 4, 2028 for the second tranche, which consists of 100 Class K-P Units.
In February 2023, the first tranche of 120 Class K-P Units converted into 193 Class K LP Units upon the achievement of certain performance conditions and service conditions.
•In December 2021, the Company awarded 400 Class K-P Units to certain employees of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through December 31, 2025. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
•In December 2022, the Company awarded 200 Class K-P Units to an employee of the Company. These Class K-P Units are segregated into four tranches of 50 Class K-P Units each. The first three tranches convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions and continued service through February 28, 2025, 2026 and 2027, respectively, while the final tranche converts into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results relating to the employee's business and continued service through February 28, 2028. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition.
These Class K-P Units in the aggregate may convert into a maximum of 1,500 Class K LP Units, contingent upon the achievement of certain defined benchmarks and continued service, as described above. The Company determined the grant date fair value of these awards probable to vest as of December 31, 2022 to be $117,145, related to 1,094 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $22,672, $8,564 and $8,920 for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, the total compensation cost not yet recognized related to the Class K-P Units, including awards which are subject to performance conditions, based on the value of units currently expected to vest, was $78,152. The weighted-average period over which this compensation cost is expected to be recognized is 32 months.
Class L Interests – In April 2021 and January 2022, the Company's Board of Directors approved the issuance of Class L Interests in Evercore LP ("Class L Interests") to certain of the named executive officers of the Company, pursuant to which the named executive officers received a discretionary distribution of profits from Evercore LP, which was paid in the first quarter of 2022 and 2023, respectively. Distributions pursuant to these interests were made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2021 and 2022, respectively. Following the distribution, these Class L Interests were cancelled pursuant to their terms.
The Company records expense related to these interests as part of its accrual for incentive compensation within Employee Compensation and Benefits on the Consolidated Statements of Operations.
In January 2023, the Company's Board of Directors approved the issuance of Class L Interests to certain of the named executive officers of the Company, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2024. Distributions pursuant to these interests are anticipated to be made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2023.
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
During 2020, the Company's stockholders approved the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Amended 2016 Plan"), which amended the prior Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Amended 2016 Plan, among other things, authorized an additional 6,000 shares of the Company's Class A Shares.
During 2022, the Company's stockholders approved the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Second Amended 2016 Plan"), which amended the Amended 2016 Plan. The Second Amended 2016 Plan, among other things, authorizes an additional 6,500 shares of the Company's Class A Shares. The Second Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Company intends to use newly-issued Class A Shares to satisfy any awards under the Second Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Second Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Second Amended 2016 Plan was 7,570 as of December 31, 2022, approximately 2,400 of which were used for RSUs granted in the first quarter of 2023, as described below.
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
The Company had 127 RSUs which were fully vested but not delivered as of December 31, 2022.
Equity Grants
2022 Equity Grants. During 2022, pursuant to the above Stock Incentive Plans, the Company granted employees 2,978 RSUs that are Service-based Awards. Service-based Awards granted during 2022 had grant date fair values of $83.34 to $137.59 per share, with an average value of $123.74 per share and generally vest ratably over four years.
The following table summarizes activity related to Service-based Awards during the year ended December 31, 2022:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2022	5,219	$511,507
Granted	2,978	368,561
Modified	—	—
Forfeited	(184)	(20,742)
Vested	(2,316)	(215,253)
Unvested Balance at December 31, 2022	5,697	$644,073
Compensation expense related to Service-based Awards was $247,386 for the year ended December 31, 2022. As of December 31, 2022, the total compensation cost related to unvested Service-based Awards not yet recognized was $330,230. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. The weighted-average period over which this compensation cost is expected to be recognized is 32 months.
2021 Equity Grants. During 2021, pursuant to the above Stock Incentive Plans, the Company granted employees 2,166 RSUs that are Service-based Awards. Service-based Awards granted during 2021 had grant date fair values of $111.03 to $154.56 per share, with an average value of $119.86 per share, for an aggregate fair value of $259,551. During 2021, 2,287 Service-based Awards vested and 184 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $211,298 for the year ended December 31, 2021.
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
Deferred Cash
Deferred Cash Compensation Program – The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
selected by the participant and generally vests ratably over four years and requires payment upon vesting. The Company granted $123,729, $96,511, $181,165 and $93,366 of deferred cash awards pursuant to the deferred cash compensation program during the years ended December 31, 2022, 2021, 2020 and 2019, respectively.
Compensation expense related to the Company's deferred cash compensation program was $119,737, $130,767 and $112,216 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company expects to pay an aggregate of $304,323 related to the Company's deferred cash compensation program at various dates through 2026 and total compensation expense not yet recognized related to these awards was $146,070. The weighted-average period over which this compensation cost is expected to be recognized is 19 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits on the Consolidated Statement of Financial Condition.
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
During 2022, the Company granted $19,861 of deferred cash awards to certain employees. These awards vest ratably over one to two years.
In addition, the Company periodically grants other deferred cash awards to certain employees. The Company recognizes expense for these awards ratably over the vesting period.
Compensation expense related to other deferred cash awards was $14,409, $10,595 and $12,897 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the total compensation cost related to other deferred cash awards not yet recognized was $15,739. The weighted-average period over which this compensation cost is expected to be recognized is 10 months.
2023 Equity and Deferred Cash Grants
During the first quarter of 2023, as part of the 2022 annual awards, the Company granted to certain employees approximately 2,400 unvested RSUs pursuant to the Second Amended 2016 Plan, with a grant date fair value of approximately $324,000. These awards will generally vest over four years. In addition, during the first quarter of 2023, the Company granted approximately $164,000 of deferred cash compensation to certain employees, principally pursuant to the deferred cash compensation program. These awards will generally vest over four years.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan") and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). Remaining amounts due pursuant to the 2017 and 2021 Long-term Incentive Plans, which aggregate $48,328 of current liabilities and $88,155 of long-term liabilities on the Consolidated Statement of Financial Condition as of December 31, 2022, are due to be paid, in cash or Class A Shares, at the Company's discretion, in the first quarter of 2023 (for the 2017 Long-term Incentive Plan), and in the first quarter of 2025, 2026 and 2027 (for the 2021 Long-term Incentive Plan), subject to employment at the time of payment. The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020. In conjunction with this plan, the Company distributed cash payments of $3,940 in the year ended December 31, 2022, and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 pursuant to the 2017 Long-term Incentive Plan of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the acceleration of certain amounts due in the first quarter of 2022). Awards issued under the 2017 Long-term Incentive Plan are subject to retirement eligibility

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
requirements after the performance criteria has been achieved. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to the 2017 Long-term Incentive Plan and 2021 Long-term Incentive Plan of $60,138, $54,066 and $21,808 for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, the total remaining expense to be recognized for the 2017 Long-term Incentive Plan over the future vesting period ending March 15, 2023 is $1,358. As of December 31, 2022, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $164,979.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $27,050, $23,136 and $20,411 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the total compensation cost not yet recognized related to these awards was $37,931.
Other
The total income tax benefit related to share-based compensation arrangements recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 was $61,002, $50,254 and $46,572, respectively.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Beginning Balance	$675	$4,589
Termination Costs Incurred	8,483	2,780
Cash Benefits Paid	(3,997)	(6,539)
Non-Cash Charges	(164)	(155)
Ending Balance	$4,997	$675
In conjunction with the ongoing wind-down of the Company's administrative functions in Mexico, for the year ended December 31, 2022, the Company incurred expenses related to separation benefits of $2,123, which are recorded within Special Charges, Including Business Realignment Costs, on the Company's Consolidated Statement of Operations and are included within the above Termination Costs. See Notes 5 and 6 for further information.
In addition to the above Termination Costs incurred, for the years ended December 31, 2022 and 2021, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $2,244 and $2,434, respectively, (related to 28 and 34 RSUs, respectively) recorded in Employee Compensation and Benefits, within the Investment Banking & Equities segment, on the Company's Consolidated Statements of Operations.
Note 19 – Commitments and Contingencies
Private Equity – As of December 31, 2022, the Company had unfunded commitments for capital contributions of $2,401 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Lines of Credit – Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount, as amended on October 29, 2021, (the "Existing PNC Facility"), of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of December 31, 2022. The interest rate provisions are LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date is October 28, 2023. There were no drawings under this facility at December 31, 2022.
East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 29, 2021, of up to $55,000, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of December 31, 2022. Drawings under this facility bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date is October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at December 31, 2022.
EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount, as amended on October 31, 2022, of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at December 31, 2022.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Tax Receivable Agreement – As of December 31, 2022, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $71,586. The Company expects to pay to the counterparties to the Tax Receivable Agreement $10,417 within one year or less, $20,290 in one to three years, $16,497 in three to five years and $24,382 after five years.
Other Commitments – The Company has a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. The Company’s consideration for this transaction included contingent cash consideration which will be settled in 2024. The remaining contingent consideration had a fair value of $6,119 and $20,587 as of December 31, 2022 and 2021, respectively, $1,083 of which is included within Other Current Liabilities on the Consolidated Statement of Financial Condition as of December 31, 2022, and the remainder of which is included within Other Long-term Liabilities on the Consolidated Statement of Financial Condition as of December 31, 2022. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. See Note 16 for further information.
The Company enters into commitments to pay contingent consideration related to certain of its acquisitions. The Company paid $270 and $81 of its commitment for contingent consideration related to its acquisition of Kuna & Co, KG during the years ended December 31, 2021 and 2020, respectively. The contingent consideration was fully paid as of December 31, 2021.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2022	2021	2020
Cash and Cash Equivalents	$663,400	$578,317	$829,598
Restricted Cash included in Other Assets	8,723	8,976	8,626
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$672,123	$587,293	$838,224

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
Futures Contracts – In February 2020, the Company entered into four-month futures contracts on a stock index fund with a notional amount of $38,908 as an economic hedge against the Company's deferred cash compensation program. This contract settled in June 2020. In accordance with ASC 815, this contract was carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had realized losses of ($3,998) for the year ended December 31, 2020.
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
Note 20 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of December 31, 2022 and 2021 was $274,131 and $660,032, respectively, which exceeded the minimum net capital requirement by $273,881 and $659,782, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2022.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of December 31, 2022.
Note 21 – Income Taxes
A portion of the Company's income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2022 and 2021 were $9,842 and $20,980, respectively.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the years ended December 31, 2022, 2021 and 2020, no additional income tax expense associated with the GILTI provisions has been recognized.
The following table presents the U.S. and non-U.S. components of Income before income tax expense:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2022	2021	2020
U.S.	$455,584	$832,411	$407,015
Non-U.S.	193,562	155,731	71,710
Income before Income Tax Expense(1)	$649,146	$988,142	$478,725
(1)Net of Noncontrolling Interest.

The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 consist of:

	For the Years Ended December 31,
	2022	2021	2020
Current:
Federal	$85,699	$141,260	$73,119
Foreign	40,680	25,643	20,360
State and Local	47,102	52,045	20,848
Total Current	173,481	218,948	114,327
Deferred:
Federal	3,020	25,352	9,640
Foreign	(5,893)	(1,757)	3,290
State and Local	2,018	5,483	894
Total Deferred	(855)	29,078	13,824
Total	$172,626	$248,026	$128,151
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the Years Ended December 31,
	2022	2021	2020
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	21.0%	21.0%	21.0%
Increase Due to State and Local Taxes	5.6%	4.6%	3.7%
Rate Benefits as a Limited Liability Company/Flow Through	(1.9)%	(2.6)%	(2.2)%
Foreign Taxes	1.0%	0.5%	(1.1)%
Non-Deductible Expenses(1)	1.0%	0.3%	0.7%
ASU 2016-09 Benefit for Stock Compensation	(2.8)%	(1.7)%	—%
Valuation Allowances	(0.3)%	(0.4)%	1.8%
Other Adjustments	0.9%	0.5%	(0.2)%
Effective Income Tax Rate	24.5%	22.2%	23.7%
(1)Primarily related to non-deductible share-based compensation expense.
The effective tax rate for the years ended December 31, 2022, 2021 and 2020 reflects the application of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which requires that the tax deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price be reflected in income tax expense. The Company's Provision for Income Taxes reflects an additional tax benefit of $19,633 and $18,664 for the years ended December 31, 2022 and 2021, respectively, related to the application of ASU 2016-09, and an additional tax expense of $17 for the year ended December 31, 2020, and resulted in a reduction in the effective tax rate of 2.8 and 1.7 percentage points for the years ended December 31, 2022 and 2021, respectively. The effective tax rate for 2022, 2021 and 2020 also reflects the effect of certain nondeductible expenses, including expenses related to Class E and J LP Units and Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.

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
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Deferred Tax Assets:
Depreciation and Amortization	$23,558	$26,207
Compensation and Benefits	119,908	95,532
Step up in tax basis due to the exchange of LP Units for Class A Shares(1)	71,955	83,313
Step up in tax basis due to the exchange of LP Units for Class A Shares(2)	41,047	44,840
Operating Lease	75,519	81,198
Other	13,098	9,511
Total Deferred Tax Assets	$345,085	$340,601
Deferred Tax Liabilities:
Operating Lease	$56,824	$62,164
Goodwill, Intangible Assets and Other	14,806	16,289
Total Deferred Tax Liabilities	$71,630	$78,453
Net Deferred Tax Assets Before Valuation Allowance	273,455	262,148
Valuation Allowance	(16,289)	(14,071)
Net Deferred Tax Assets	$257,166	$248,077
(1)Step-up in the tax basis associated with the exchange of LP Units for holders which have a tax receivable agreement.
(2)Step-up in the tax basis associated with the exchange of LP Units for holders which do not have a tax receivable agreement.
The $9,089 increase in net deferred tax assets from December 31, 2021 to December 31, 2022 was primarily related to additions to deferred compensation expense exceeding the grant date value of prior awards which vested during the period, included in Compensation and Benefits, and the excess amortization over the current year step-up in the basis of the tangible and intangible assets of Evercore LP, as discussed below. In addition, as of December 31, 2022, management weighted both the positive and negative evidence and concluded that it was appropriate to increase the valuation allowance by $2,218, which is primarily attributable to the wind-down of our administrative functions in Mexico.
During 2022, the LP holders exchanged 2,549 Class A and Class E LP Units for Class A Shares, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. The exchange of certain Class E and Class A LP Units resulted in a $76 step-up in the tax basis of the tangible and intangible assets of Evercore LP and a corresponding increase to Additional Paid-In-Capital on the Company's Consolidated Statement of Financial Condition as of December 31, 2022. Further, there was an exchange of 25 Class A LP Units that triggered an additional liability under the Tax Receivable Agreement that was entered into in 2006 between the Company and the LP Unit holders for the year ended December 31, 2022. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In-Capital increased $600, $510 and $90, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2022. See Note 15 for further discussion.
The Company recorded a decrease in deferred tax assets of $1,120 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $6,900 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2022. The Company recorded an increase in deferred tax assets of $93 associated with changes in Unrealized Gain (Loss) on Securities and

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Investments and an increase of $783 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2021.
A reconciliation of the changes in tax positions for the years ended December 31, 2022, 2021 and 2020 is as follows:

	December 31,
	2022	2021	2020
Beginning unrecognized tax benefit	$254	$376	$494
Additions for tax positions of prior years	105	—	—
Reductions for tax positions of prior years	—	—	—
Lapse of Statute of Limitations	—	(122)	(118)
Decrease due to settlement with Taxing Authority	—	—	—
Ending unrecognized tax benefit	$359	$254	$376
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. As of December 31, 2022, there were $359 of unrecognized tax benefits that, if recognized, $292 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $61 and $17, respectively, during the year ended December 31, 2022. As of December 31, 2021, there were $254 of unrecognized tax benefits that, if recognized, $206 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $40 and $2, respectively, during the year ended December 31, 2021. In addition, during the year ended December 31, 2021, $122 of unrecognized tax benefits were recognized by the Company as a result of a lapse in the statute of limitations, of which $99 affected the effective tax rate. In addition, during the year ended December 31, 2021, the Company also recognized a tax benefit for accrued interest and penalties of ($43) and ($3), respectively, associated with the lapse in the statute of limitations. As of December 31, 2020, there were $376 of unrecognized tax benefits that, if recognized, $306 would affect the effective tax rate.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company and its affiliates are currently under examination by the U.S. Internal Revenue Service for tax year 2019, Illinois for tax years 2018 through 2019 and New York City for tax years 2014 through 2017. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2017.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Other Assets includes long-term receivables from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. The Company maintains an allowance for credit losses to provide coverage for probable losses from customer receivables and determines the adequacy of the allowance by estimating the probability of loss based on the Company's analysis of historical credit loss experience of the Company's client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company's receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.
At December 31, 2022 and 2021, total receivables recorded in Accounts Receivable amounted to $385,131 and $351,668, respectively, net of an allowance, and total receivables recorded in Other Assets amounted to $64,139 and $87,764, respectively. The Company recorded bad debt expense of $5,513 and $6,878 for the years ended December 31, 2022 and 2020, respectively, and reversed bad debt expense of $60 for the year ended December 31, 2021.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2022, total contract assets recorded in Other Current Assets and Other Assets amounted to $110,468 and $8,028, respectively. As of December 31, 2021, total contract assets recorded in Other Current Assets and Other Assets amounted to $14,092 and $12,945, respectively.
With respect to the Company's Investment Securities portfolio, which is comprised of treasury bills and notes, exchange-traded funds and securities investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2022, the Company had Investment Securities of $1,309,826, of which 90% were U.S. treasury bills and notes and 10% were equity securities and exchange-traded funds, and Certificates of Deposit of $122,890 with financial institutions with high credit ratings.
Periodically, the Company provides compensation to new and existing employees in the form of loans and/or other cash awards, which include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. See Note 18 for further information.
Note 23 – Segment Operating Results
Business Segments – The Company's business results are categorized into the following two segments: Investment Banking & Equities and Investment Management. The Investment Banking & Equities segment includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. During 2022, the Company renamed its "Investment Banking" segment to "Investment Banking & Equities." The renaming of this segment did not result from changes to the overall business structure or reporting. The Investment Management segment includes Wealth Management and interests in private equity funds which are not managed by the Company, and the historical results include Institutional Asset Management. The Company completed the sales of its ECB businesses in 2020. In addition, in 2020, the Company completed the transition of its advisory presence in Mexico to a strategic alliance relationship with a newly-formed independent strategic advisory firm founded by certain former employees. See Note 5 for further information.
The Company's segment information for the years ended December 31, 2022, 2021 and 2020 is prepared using the following methodology:
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
•A gain on the sale of a portion of the Company's interests in ABS in 2022. See Note 10 for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations
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
Other Expenses includes the following:
•Amortization of LP Units and Certain Other Awards – Includes amortization costs associated with the vesting of Class J LP Units issued in conjunction with the acquisition of ISI and certain other related awards
•Special Charges, Including Business Realignment Costs – Includes the following expenses:
◦2022 – Includes expenses related to charges associated with the prepayment of the Company's Series B Notes, as well as certain professional fees, separation benefits and other charges related to the ongoing wind-down of the Company's administrative functions in Mexico
◦2021 – Includes expenses related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with the Company's investment strategy, the Company decided to wind-down during 2021
◦2020 – Includes expenses related to separation and transition benefits and related costs as a result of the Company's review of its operations and the acceleration of depreciation expense for leasehold improvements and certain other fixed assets in conjunction with the expansion of the Company's headquarters in New York and the Company's business realignment initiatives, as well as charges related to the impairment of assets resulting from the wind-down of the Company's businesses in Mexico
•Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services, including costs in 2020 associated with the sale of the Company's ECB businesses
•Intangible Asset and Other Amortization – Includes amortization of intangible assets and other purchase accounting-related amortization associated with certain acquisitions
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the years ended December 31, 2022, 2021 and 2020, respectively.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2022	2021	2020
Investment Banking & Equities
Net Revenues(1)	$2,696,125	$3,223,889	$2,217,386
Operating Expenses	2,009,913	2,125,871	1,637,542
Other Expenses(2)	3,126	7	49,112
Operating Income	683,086	1,098,011	530,732
Income from Equity Method Investments	1,217	1,337	1,546
Pre-Tax Income	$684,303	$1,099,348	$532,278
Identifiable Segment Assets	$3,446,075	$3,605,332	$3,186,864
Investment Management
Net Revenues(1)	$65,923	$65,610	$46,519
Operating Expenses	52,967	52,629	50,473
Other Expenses(2)	—	8,554	345
Operating Income (Loss)	12,956	4,427	(4,299)
Income from Equity Method Investments	6,782	12,824	12,852
Pre-Tax Income	$19,738	$17,251	$8,553
Identifiable Segment Assets	$174,848	$197,325	$184,024
Total
Net Revenues(1)	$2,762,048	$3,289,499	$2,263,905
Operating Expenses	2,062,880	2,178,500	1,688,015
Other Expenses(2)	3,126	8,561	49,457
Operating Income	696,042	1,102,438	526,433
Income from Equity Method Investments	7,999	14,161	14,398
Pre-Tax Income	$704,041	$1,116,599	$540,831
Identifiable Segment Assets	$3,620,923	$3,802,657	$3,370,888

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2022	2021	2020
Investment Banking & Equities(A)	$(25,668)	$19,370	$(20,770)
Investment Management(B)	1,440	(174)	(7,878)
Total Other Revenue, net	$(24,228)	$19,196	$(28,648)
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable and lines of credit of $16,850, $17,586 and $18,197 for the years ended December 31, 2022, 2021 and 2020, respectively. Other Revenue, net, also includes a loss of $21,070 related to the release of cumulative foreign exchange losses resulting from the sale and wind-down of the Company's businesses in Mexico for the year ended December 31, 2020.
(B)Other Revenue, net, from the Investment Management segment includes a net loss of $3,441 related to the sale of the Company's ECB businesses and a loss of $6,295 related to the release of cumulative foreign exchange losses resulting from the sale and wind-down of the Company's businesses in Mexico for the year ended December 31, 2020.
(2)Other Expenses are as follows:

	For the Years Ended December 31,
	2022	2021	2020
Investment Banking & Equities
Amortization of LP Units and Certain Other Awards	$—	$—	$1,067
Special Charges, Including Business Realignment Costs	3,126	—	46,600
Acquisition and Transition Costs	—	7	262
Intangible Asset and Other Amortization	—	—	1,183
Total Investment Banking & Equities	3,126	7	49,112
Investment Management
Special Charges, Including Business Realignment Costs	—	8,554	45
Acquisition and Transition Costs	—	—	300
Total Investment Management	—	8,554	345
Total Other Expenses	$3,126	$8,561	$49,457
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Years Ended December 31,
	2022	2021	2020
Net Revenues:(1)
United States	$1,989,387	$2,553,806	$1,768,901
Europe and Other	787,658	710,660	497,102
Latin America	9,231	5,837	26,550
Total	$2,786,276	$3,270,303	$2,292,553
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company's total assets are located in the following geographical areas:

	December 31,
	2022	2021
Total Assets:
United States	$2,902,153	$3,199,435
Europe and Other	718,770	603,222
Total	$3,620,923	$3,802,657

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 24 – Evercore Inc. (Parent Company Only) Financial Statements
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Equity Investment in Subsidiary	$1,703,843	$1,550,930
Deferred Tax Assets	233,280	227,826
Goodwill	15,236	15,236
Other Assets	31,099	—
TOTAL ASSETS	$1,983,458	$1,793,992
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Payable to Related Party	$10,417	$10,465
Taxes Payable	—	13,075
Other Current Liabilities	3,287	3,629
Total Current Liabilities	13,704	27,169
Amounts Due Pursuant to Tax Receivable Agreements	61,169	70,209
Long-term Debt - Notes Payable	371,774	376,243
TOTAL LIABILITIES	446,647	473,621
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 79,686,375 and 74,804,288 issued at December 31, 2022 and 2021, respectively, and 38,347,262 and 37,903,430 outstanding at December 31, 2022 and 2021, respectively)	797	748
Class B, par value $0.01 per share (1,000,000 shares authorized, 50 and 53 issued and outstanding at December 31, 2022 and 2021, respectively)	—	—
Additional Paid-In-Capital	2,861,775	2,458,779
Accumulated Other Comprehensive Income (Loss)	(27,942)	(12,086)
Retained Earnings	1,768,098	1,418,382
Treasury Stock at Cost (41,339,113 and 36,900,858 shares at December 31, 2022 and 2021, respectively)	(3,065,917)	(2,545,452)
TOTAL STOCKHOLDERS' EQUITY	1,536,811	1,320,371
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,983,458	$1,793,992

See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021	2020
REVENUES
Other Revenue, Including Interest and Investments	$16,850	$17,439	$18,197
TOTAL REVENUES	16,850	17,439	18,197
Interest Expense	16,850	17,439	18,197
NET REVENUES	—	—	—
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	—	—	—
Equity in Income of Subsidiary	605,957	954,167	451,129
Provision for Income Taxes	129,437	214,051	100,555
NET INCOME	$476,520	$740,116	$350,574
See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$476,520	$740,116	$350,574
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Undistributed Income of Subsidiary	(605,957)	(954,167)	(451,129)
Deferred Taxes	2,624	29,017	11,395
Accretion on Long-term Debt	585	433	435
(Increase) Decrease in Operating Assets:
Other Assets	(31,099)	25,603	(6,899)
Increase (Decrease) in Operating Liabilities:
Taxes Payable	(13,075)	13,075	—
Net Cash Provided by (Used in) Operating Activities	(170,402)	(145,923)	(95,624)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	297,659	264,685	202,206
Net Cash Provided by Investing Activities	297,659	264,685	202,206
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Notes Payable	(67,000)	(38,000)	—
Issuance of Notes Payable	67,000	38,000	—
Dividends	(127,257)	(118,762)	(106,582)
Net Cash Provided by (Used in) Financing Activities	(127,257)	(118,762)	(106,582)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of Year	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of Year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Accrued Dividends	$15,236	$14,332	$13,734
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
Note C – Stockholders' Equity
The Company is authorized to issue 1,000,000 shares of Class A common stock ("Class A Shares"), par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2022, the Company has issued 79,686 Class A Shares. The Company canceled four shares of Class B common stock, which were held by limited partners of Evercore LP, and granted one share of Class B common stock during 2022. During 2022, the Company purchased 1,011 Class A Shares from employees at an average cost per share of $127.02, primarily for the net settlement of stock-based compensation awards, and 3,427 Class A Shares at an average cost per share of $114.39 pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $520,465 on the Company's Statement of Financial Condition as of December 31, 2022. During the year ended December 31, 2022, the Company declared and paid dividends of $2.84 per share, totaling $111,568, which were wholly funded by the Company's sole subsidiary, Evercore LP, and accrued deferred cash dividends on unvested RSUs, totaling $15,236. During the year ended December 31, 2022, the Company also paid deferred cash dividends of $15,689, which were wholly funded by the Company's sole subsidiary, Evercore LP. Dividends are paid and treasury shares are repurchased by a subsidiary of Evercore Inc.
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
On March 29, 2021, the Company issued $38,000 aggregate principal amount of its 1.97% Series I senior notes due August 1, 2025 (the "2021 Private Placement Notes"), pursuant to a note purchase agreement dated as of March 29, 2021, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
On June 28, 2022, the Company issued $67,000 aggregate principal amount of its 4.61% Series J senior notes due November 15, 2028 (the "2022 Private Placement Notes"), pursuant to a note purchase agreement dated as of June 28, 2022, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Note E – Commitments and Contingencies
As of December 31, 2022, as discussed in Note 13 to the consolidated financial statements, future payments required related to the 2016, 2019, 2021 and 2022 Private Placement Notes are $485,885. Pursuant to the 2016, 2019, 2021 and 2022 Private Placement Notes, the Company expects to make payments to the notes' holders of $16,158 within one year or less, $70,129 in one to three years, $74,874 in three to five years and $324,724 after five years.
As of December 31, 2022, as discussed in Note 19 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $71,586. The company expects to pay to the counterparties to the Tax Receivable Agreement $10,417 within one year or less, $20,290 in one to three years, $16,497 in three to five years and $24,382 after five years.

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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in Internal Control - Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2022.
The Company's independent registered public accounting firm has issued its written attestation report on the Company's internal control over financial reporting, as included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Evercore Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2023

Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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
The Company posts its Code of Business Conduct and Ethics on the Corporate Governance webpage within the For Investors section of its website at http://investors.evercore.com under the link "Governance Documents." The Company's Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chairman and Chief Executive Officer, our Senior Chairman, our Chief Financial Officer and our Principal Accounting Officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2022

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	5,836,348	—	7,570,111
Equity compensation plans not approved by shareholders	—	—	—
Total	5,836,348	—	7,570,111
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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Evercore Inc., as filed with the Secretary of State of the State of Delaware on October 17, 2017(19)

3.2	Amended and Restated By-Laws, dated August 29, 2017(18)

4.1	Form of 4.34% Series E senior notes due 2029(22)

4.2	Form of 4.44% Series F senior notes due 2031(22)

4.3	Form of 4.54% Series G senior notes due 2033(22)

4.4	Form of 3.33% Series H senior notes due 2033(22)

4.5	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)

10.1	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.2	Registration Rights Agreement, dated as of August 10, 2006(2)

10.3	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.4	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(3)

10.5	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman(4)

10.6	Form of Indemnification Agreement between the Registrant and each of its directors(1)

10.7	*Employment Agreement between the Registrant and Ralph L. Schlosstein(5)

10.8	*2012 Confidentiality, Non-Solicitation and Proprietary Information Agreement for Senior Managing Directors(6)

10.9	*Restricted Stock Unit Award Agreement effective as of January 29, 2013 between Evercore Partners Inc. and Ralph L. Schlosstein(7)

10.10	*Amended and Restated Evercore Partners Inc. 2006 Stock Incentive Plan(8)

10.11
Contribution and Exchange Agreement, dated as of August 3, 2014, among ISI Holding, Inc., ISI Holding II, Inc., ISI Management Holdings LLC, ISI Holding, LLC, Edward S. Hyman, the holders of the Management Holdings management units set forth on Annex A thereto, Evercore LP, Evercore Partners Inc. and the Founder, solely in his capacity as the holders' representative(9)

10.12	*Employment Agreement between the Registrant and Edward S. Hyman(10)

10.13	*Cash Unit Award Agreement(11)

10.14	*Form Restricted Stock Unit Award Agreement for U.S. Employees(11)

10.15	Form of Note Purchase Agreement, dated March 30, 2016(12)

10.16	Loan Agreement, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(13)

10.17	Borrowing Base Rider, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(13)

10.18	*Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(14)

10.19	*Employment Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(15)

10.20	*Incentive Subscription Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(15)

10.21	*Restricted Stock Unit Award Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(15)

10.22	*Confidentiality, Non-Solicitation and Proprietary Information Agreement, dated as of November 15, 2016, by and between Evercore Partners Inc. and John S. Weinberg(15)

10.23	*2017 Form Restricted Stock Unit Award Agreement for U.S. Employees(16)

10.24	*2017 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(16)

10.25	*2017 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(16)

10.26
Seventh Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of November 1, 2017, by and among Evercore Inc., as general partner, and the Limited Partners (as defined therein) of the Partnership(19)

10.27	*2019 Form Restricted Stock Unit Award Agreement for U.S. Employees(20)

10.28	Form of Note Purchase Agreement, dated as of August 1, 2019(21)

10.29	Amended and Restated 2016 Evercore Inc. Stock Incentive Plan, Israeli Appendix(22)

10.30	*Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(23)

10.31	Form of Note Purchase Agreement, dated as of March 29, 2021(24)

10.32	Form of Class L Interest Subscription Agreement(25)

10.33
Amendment No. 1 to the Seventh Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of April 30, 2021, by and among Evercore Inc., as general partner, and the Limited Partners (as defined therein) of the Partnership(25)

10.34
Amendment to Loan Documents (Secured Facility), dated October 29, 2021, by and among Evercore Partners Services East L.L.C., Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association(26)

10.35	Loan Agreement, dated July 26, 2019, between Evercore Partners Services East L.L.C. and PNC Bank, National Association(26)

10.36
Amendment to Loan Documents (Unsecured Facility), dated October 29, 2021, by and among Evercore Partners Services East L.L.C., Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association(26)

10.37	Agreement, dated October 29, 2021, between Evercore Group L.L.C. and PNC Bank, National Association(26)

10.38	Guaranty and Suretyship Agreement, dated October 29, 2021, between Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association(26)

10.39	Form of Note Purchase Agreement, dated June 28, 2022(27)

10.40	Form of Class K-P Unit Subscription Agreement (filed herewith)

10.41	Amendment, dated October 31, 2022, to the Agreement between Evercore Group L.L.C. and PNC Bank, National Association (filed herewith)

11	Not included as a separate exhibit - earnings per share can be determined from Note 17 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL (and contained in Exhibit 101)
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
(2)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2006.
(3)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on February 12, 2008.
(4)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 27, 2009.
(5)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on May 22, 2009.
(6)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 29, 2012.
(7)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 29, 2013.
(8)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 20, 2013.
(9)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on August 4, 2014.

(10)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2015.
(11)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2016.
(12)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 31, 2016.
(13)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016.
(14)Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 28, 2016.
(15)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 18, 2016.
(16)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2017.
(17)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on September 1, 2017.
(18)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2017.
(19)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 23, 2018.
(20)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 22, 2019.
(21)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q Commission File No. 001-32975), for the period ended June 30, 2019.
(22)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q Commission File No. 001-32975), for the period ended September 30, 2019.
(23)Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 24, 2020.
(24)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2021.
(25)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on April 30, 2021.
(26)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2022.
(27)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2022.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 24, 2023
Each of the officers and directors of Evercore Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of John S. Weinberg, Roger C. Altman, Jason Klurfeld and Paul Pensa, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 24th day of February, 2023.

Signature	Title

/s/ JOHN S. WEINBERG	Chief Executive Officer and Chairman
John S. Weinberg

/s/ ROGER C. ALTMAN	Senior Chairman
Roger C. Altman

/s/ RICHARD I. BEATTIE	Director
Richard I. Beattie

/s/ PAMELA G. CARLTON	Director
Pamela G. Carlton

/s/ ELLEN V. FUTTER	Director
Ellen V. Futter

/s/ GAIL B. HARRIS	Director
Gail B. Harris

/s/ ROBERT B. MILLARD	Director
Robert B. Millard

/s/ WILLARD J. OVERLOCK, JR.	Director
Willard J. Overlock, Jr.

/s/ SIR SIMON M. ROBERTSON	Director
Sir Simon M. Robertson

/s/ WILLIAM J. WHEELER	Director
William J. Wheeler

/s/ SARAH K. WILLIAMSON	Director
Sarah K. Williamson

/s/ PAUL PENSA	Chief Financial Officer (Principal Financial Officer) and Controller (Principal Accounting Officer)
Paul Pensa