Form 10-Q
period 2023-03-31
Evercore Inc.
filed 2023-05-05
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 21, 2023 was 38,347,196. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 21, 2023 was 51 (excluding 49 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and Cash Equivalents	$579,190	$663,400
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $117,508 and $802,652 at March 31, 2023 and December 31, 2022, respectively)	803,142	1,432,716
Accounts Receivable (net of allowances of $7,217 and $4,683 at March 31, 2023 and December 31, 2022, respectively)	299,157	385,131
Receivable from Employees and Related Parties	20,673	21,914
Other Current Assets	112,775	203,570
Total Current Assets	1,814,937	2,706,731
Investments	43,744	43,047
Deferred Tax Assets	259,830	257,166
Operating Lease Right-of-Use Assets	246,901	237,561
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $194,413 and $187,077 at March 31, 2023 and December 31, 2022, respectively)	141,905	143,268
Goodwill	124,116	123,285
Other Assets	119,039	109,865
Total Assets	$2,750,472	$3,620,923
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$196,299	$918,489
Accounts Payable and Accrued Expenses	28,582	28,807
Payable to Employees and Related Parties	53,349	41,235
Operating Lease Liabilities	34,490	37,968
Taxes Payable	3,625	9,842
Other Current Liabilities	27,058	34,195
Total Current Liabilities	343,403	1,070,536
Operating Lease Liabilities	289,378	278,078
Notes Payable	372,494	371,774
Amounts Due Pursuant to Tax Receivable Agreements	60,814	61,169
Other Long-term Liabilities	115,172	112,948
Total Liabilities	1,181,261	1,894,505
Commitments and Contingencies (Note 15)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 81,836,929 and 79,686,375 issued at March 31, 2023 and December 31, 2022, respectively, and 38,345,235 and 38,347,262 outstanding at March 31, 2023 and December 31, 2022, respectively)	818	797
Class B, par value $0.01 per share (1,000,000 shares authorized, 51 and 50 issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	—	—
Additional Paid-In-Capital	2,931,682	2,861,775
Accumulated Other Comprehensive Income (Loss)	(25,683)	(27,942)
Retained Earnings	1,819,599	1,768,098
Treasury Stock at Cost (43,491,694 and 41,339,113 shares at March 31, 2023 and December 31, 2022, respectively)	(3,350,483)	(3,065,917)
Total Evercore Inc. Stockholders' Equity	1,375,933	1,536,811
Noncontrolling Interest	193,278	189,607
Total Equity	1,569,211	1,726,418
Total Liabilities and Equity	$2,750,472	$3,620,923
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Investment Banking & Equities:
Advisory Fees	$462,562	$624,564
Underwriting Fees	22,883	36,306
Commissions and Related Revenue	48,065	50,898
Asset Management and Administration Fees	15,958	17,115
Other Revenue, Including Interest and Investments	26,846	(1,779)
Total Revenues	576,314	727,104
Interest Expense	4,171	4,250
Net Revenues	572,143	722,854
Expenses
Employee Compensation and Benefits	366,872	429,735
Occupancy and Equipment Rental	20,379	19,177
Professional Fees	24,137	24,146
Travel and Related Expenses	15,203	7,826
Communications and Information Services	15,735	16,028
Depreciation and Amortization	6,573	7,110
Execution, Clearing and Custody Fees	2,765	2,797
Special Charges, Including Business Realignment Costs	2,921	—
Other Operating Expenses	10,654	6,671
Total Expenses	465,239	513,490
Income Before Income from Equity Method Investments and Income Taxes	106,904	209,364
Income from Equity Method Investments	1,468	2,512
Income Before Income Taxes	108,372	211,876
Provision for Income Taxes	16,131	34,782
Net Income	92,241	177,094
Net Income Attributable to Noncontrolling Interest	8,863	19,078
Net Income Attributable to Evercore Inc.	$83,378	$158,016
Net Income Attributable to Evercore Inc. Common Shareholders	$83,378	$158,016
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,510	39,176
Diluted	40,439	41,708
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$2.17	$4.03
Diluted	$2.06	$3.79

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Net Income	$92,241	$177,094
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(3,246)	3
Foreign Currency Translation Adjustment Gain (Loss), net	5,721	(3,020)
Other Comprehensive Income (Loss)	2,475	(3,017)
Comprehensive Income	94,716	174,077
Comprehensive Income Attributable to Noncontrolling Interest	9,079	18,805
Comprehensive Income Attributable to Evercore Inc.	$85,637	$155,272

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2023
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2022	79,686,375	$797	$2,861,775	$(27,942)	$1,768,098	(41,339,113)	$(3,065,917)	$189,607	$1,726,418
Net Income	—	—	—	—	83,378	—	—	8,863	92,241
Other Comprehensive Income	—	—	—	2,259	—	—	—	216	2,475
Treasury Stock Purchases	—	—	—	—	—	(2,152,581)	(284,566)	—	(284,566)
Evercore LP Units Exchanged for Class A Common Stock	23,500	—	2,414	—	—	—	—	(1,478)	936
Equity-based Compensation Awards	2,127,054	21	67,493	—	—	—	—	6,460	73,974
Dividends	—	—	—	—	(31,877)	—	—	—	(31,877)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(10,390)	(10,390)
Balance at March 31, 2023	81,836,929	$818	$2,931,682	$(25,683)	$1,819,599	(43,491,694)	$(3,350,483)	$193,278	$1,569,211

	For the Three Months Ended March 31, 2022
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2021	74,804,288	$748	$2,458,779	$(12,086)	$1,418,382	(36,900,858)	$(2,545,452)	$314,910	$1,635,281
Net Income	—	—	—	—	158,016	—	—	19,078	177,094
Other Comprehensive Income (Loss)	—	—	—	(2,744)	—	—	—	(273)	(3,017)
Treasury Stock Purchases	—	—	—	—	—	(1,991,116)	(255,141)	—	(255,141)
Evercore LP Units Exchanged for Class A Common Stock	2,546,405	26	162,034	—	—	—	—	(157,777)	4,283
Equity-based Compensation Awards	2,109,757	21	60,448	—	—	—	—	6,221	66,690
Dividends	—	—	—	—	(31,633)	—	—	—	(31,633)
Noncontrolling Interest (Note 12)	—	—	(1,361)	—	—	—	—	(4,527)	(5,888)
Balance at March 31, 2022	79,460,450	$795	$2,679,900	$(14,830)	$1,544,765	(38,891,974)	$(2,800,593)	$177,632	$1,587,669

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net Income	$92,241	$177,094
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(9,509)	4,456
Equity Method Investments, Including Gain on Sale	(890)	(786)
Equity-Based and Other Deferred Compensation	130,242	117,524
Noncash Lease Expense	11,045	10,094
Depreciation, Amortization and Accretion, net	5,287	7,219
Bad Debt Expense	3,734	(519)
Deferred Taxes	(2,514)	(1,942)
Decrease (Increase) in Operating Assets:
Investment Securities	1,676	(21)
Accounts Receivable	83,422	36,230
Receivable from Employees and Related Parties	1,268	1,460
Other Assets	82,271	(14,980)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(767,197)	(839,975)
Accounts Payable and Accrued Expenses	(1,132)	373
Payables to Employees and Related Parties	4,788	28,261
Taxes Payable	(6,217)	(4,462)
Other Liabilities	(13,252)	(6,246)
Net Cash Provided by (Used in) Operating Activities	(384,737)	(486,220)
Cash Flows From Investing Activities
Investments Purchased	(37)	—
Proceeds from Sale of Investments	—	18,300
Distributions of Private Equity Investments	72	20
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	1,409,643	1,325,038
Purchases of Investment Securities	(851,103)	(626,283)
Maturity of Certificates of Deposit	82,759	67,796
Purchase of Certificates of Deposit	(5,222)	(85,843)
Purchase of Furniture, Equipment and Leasehold Improvements	(4,858)	(5,491)
Net Cash Provided by Investing Activities	631,254	693,537
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	—	300
Distributions to Noncontrolling Interests	(9,202)	(4,740)
Purchase of Treasury Stock and Noncontrolling Interests	(286,592)	(283,126)
Dividends	(41,193)	(41,619)
Net Cash Provided by (Used in) Financing Activities	(336,987)	(329,185)
Effect of Exchange Rate Changes on Cash	6,472	(1,531)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(83,998)	(123,399)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	672,123	587,293
Cash, Cash Equivalents and Restricted Cash – End of Period	$588,125	$463,894
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$1,790	$3,542
Payments for Income Taxes	$33,255	$36,867
Accrued Dividends	$4,205	$4,128
Amounts Due for Purchase of Noncontrolling Interest	$—	$1,448
Settlement of Sale of Trilantic VI	$—	$9,188

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
Note 2 – Significant Accounting Policies
For a further discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2022. The December 31, 2022 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.
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
Evercore LP is a VIE and the Company is the primary beneficiary. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Condition in Note 24 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") and Evercore Partners Canada Ltd. ("Evercore Canada") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing and Evercore Canada, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing and Evercore Canada assets of $291,905 and liabilities of $144,272 at March 31, 2023 and assets of $584,192 and liabilities of $247,884 at December 31, 2022.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Note 3 – Recent Accounting Pronouncements
The Company did not adopt any new accounting standards that had a material impact on the Company's unaudited condensed consolidated financial statements during the three months ended March 31, 2023. The Company continues to monitor recently issued accounting standards to assess the impact on our unaudited condensed consolidated financial statements.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Investment Banking & Equities:
Advisory Fees	$462,562	$624,564
Underwriting Fees	22,883	36,306
Commissions and Related Revenue	48,065	50,898
Total Investment Banking & Equities	$533,510	$711,768

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$15,958	$17,115
Total Investment Management	$15,958	$17,115
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the three months ended March 31, 2023 and 2022 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31, 2023
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2023	$385,131	$64,139	$110,468	$8,028	$5,071	$—
Increase (Decrease)	(85,974)	6,022	(96,505)	3,869	873	—
Balance at March 31, 2023	$299,157	$70,161	$13,963	$11,897	$5,944	$—

	For the Three Months Ended March 31, 2022
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2022	$351,668	$87,764	$14,092	$12,945	$9,257	$147
Increase (Decrease)	(37,991)	(12,541)	30,493	(4,411)	1,827	—
Balance at March 31, 2022	$313,677	$75,223	$44,585	$8,534	$11,084	$147
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
The Company recognized revenue of $3,547 and $4,208 on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Months Ended March 31,
	2023	2022
Beginning Balance	$4,683	$2,704
Bad debt expense, net of reversals	3,734	(519)
Write-offs, foreign currency translation and other adjustments	(1,200)	(131)
Ending Balance	$7,217	$2,054
The change in the balance during the three months ended March 31, 2023 is primarily related an increase in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of March 31, 2023, by year of origination:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	Amortized Carrying Value by Origination Year
	2023	2022	2021	2020	2019	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$13,537	$40,369	$20,781	$5,816	$1,555	$82,058
Note 5 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $1,668 and $2,860 for the three months ended March 31, 2023 and 2022, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $14,354 and $16,928 as of March 31, 2023 and December 31, 2022, respectively. See Note 14 for further information.
Note 6 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023				December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities	$117,508	$34	$—	$117,542	$802,652	$4,483	$—	$807,135
Equity Securities	558	—	60	498	558	—	223	335
Debt Securities Carried by EGL	494,113	1,437	—	495,550	363,824	1,814	—	365,638
Investment Funds	145,784	521	3,701	142,604	144,343	531	8,156	136,718
Total Investment Securities (carried at fair value)	$757,963	$1,992	$3,761	$756,194	$1,311,377	$6,828	$8,379	$1,309,826

Certificates of Deposit (carried at contract value)				46,948				122,890

Total Investment Securities and Certificates of Deposit				$803,142				$1,432,716
Scheduled maturities of the Company's available-for-sale debt securities as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$116,538	$116,565	$800,710	$805,190
Due after one year through five years	970	977	1,942	1,945
Total	$117,508	$117,542	$802,652	$807,135
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries, and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at March 31, 2023 and has not recorded a credit allowance on these securities.
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) on the Unaudited Condensed

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Consolidated Statements of Financial Condition and realized gains and losses included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized losses of ($151) and ($34) for the three months ended March 31, 2023 and 2022, respectively.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $163 and $11 for the three months ended March 31, 2023 and 2022, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains of $6 and $21 for the three months ended March 31, 2023 and 2022, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $9,441 and ($5,163) for the three months ended March 31, 2023 and 2022, respectively.
Certificates of Deposit
At March 31, 2023 and December 31, 2022, the Company held certificates of deposit of $46,948 and $122,890, respectively, with certain banks with original maturities of four months or less when purchased.
Note 7 – Investments
The Company's investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships and equity securities in private companies. The Company's investments are relatively high-risk and illiquid assets.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
ABS	$20,047	$19,387
Atalanta Sosnoff	10,876	10,717
Luminis	6,098	6,092
Seneca Evercore	601	706
Total	$37,622	$36,902

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
ABS
The Company has an investment accounted for under the equity method of accounting in ABS.
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
At March 31, 2023, the Company's ownership interest in ABS was 26%. This investment resulted in earnings of $1,006 and $1,199 for the three months ended March 31, 2023 and 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At March 31, 2023, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $391 and $939 for the three months ended March 31, 2023 and 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
The Company has an investment accounted for under the equity method of accounting in Luminis. At March 31, 2023, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $162 and $288 for the three months ended March 31, 2023 and 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At March 31, 2023, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings (losses) of ($91) and $86 for the three months ended March 31, 2023 and 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 for each of the three months ended March 31, 2023 and 2022.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
A summary of the Company's investments in the private equity funds as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Glisco II, Glisco III and Glisco IV	$3,764	$3,602
Trilantic IV and Trilantic V	1,742	1,939
Total Private Equity Funds	$5,506	$5,541
Net realized and unrealized gains (losses) on private equity fund investments were $322 and ($83) for the three months ended March 31, 2023 and 2022, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2023, $400 of previously distributed carried interest received from the funds was subject to repayment.
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
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,297 and $3,166 included in its Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2023 and December 31, 2022, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of March 31, 2023 and December 31, 2022 was $5,480 and $5,385, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $616 and $604 as of March 31, 2023 and December 31, 2022, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Note 8 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $13,428 and $12,840 for the three months ended March 31, 2023 and 2022, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $1,186 and $1,900 for the three months ended March 31, 2023 and 2022, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,664 and $5,637 as of March 31, 2023 and December 31, 2022, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,450 and $1,243 for the three months ended March 31, 2023 and 2022, respectively.
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
The Company incurred net operating cash outflows of $15,561 and $14,811 for the three months ended March 31, 2023 and 2022, respectively, related to its operating leases, which was net of cash received from lease incentives of $332 for the three months ended March 31, 2022.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended March 31,
	2023	2022
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$19,917	$5,589

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term - operating leases	10.5 years	10.7 years
Weighted-average discount rate - operating leases	4.05%	3.90%
As of March 31, 2023, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2023 (April 1 through December 31)	$35,013
2024	44,595
2025	45,684
2026	42,049
2027	29,535
Thereafter	216,108
Total lease payments	412,984
Less: Tenant Improvement Allowances	(9,457)
Less: Imputed Interest	(79,659)
Present value of lease liabilities	323,868
Less: Current lease liabilities	(34,490)
Long-term lease liabilities	$289,378
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases primarily for office space which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces by the end of 2023. These spaces will have lease terms of 3 to 13 years once the Company has taken possession. The additional future payments under these arrangements are $227,387 as of March 31, 2023.

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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$495,550	$—	$—	$495,550
Other Debt and Equity Securities(1)	126,183	—	—	126,183
Investment Funds	142,604	—	—	142,604
Other	—	205	—	205
Total Assets Measured At Fair Value	$764,337	$205	$—	$764,542

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$365,638	$—	$—	$365,638
Other Debt and Equity Securities(1)	815,409	—	—	815,409
Investment Funds	136,718	—	—	136,718
Total Assets Measured At Fair Value	$1,317,765	$—	$—	$1,317,765
(1)Includes $8,143 and $7,939 of treasury bills classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		March 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$571,047	$571,047	$—	$—	$571,047
Certificates of Deposit	46,948	—	46,948	—	46,948
Receivables(1)	369,318	—	366,969	—	366,969
Contract Assets(2)	25,860	—	24,644	—	24,644
Receivable from Employees and Related Parties	20,673	—	20,673	—	20,673
Closely-held Equity Securities	616	—	—	616	616
Financial Liabilities:
Accounts Payable and Accrued Expenses	$28,582	$—	$28,582	$—	$28,582
Payable to Employees and Related Parties	53,349	—	53,349	—	53,349
Notes Payable	372,494	—	355,719	—	355,719

		December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$655,461	$655,461	$—	$—	$655,461
Certificates of Deposit	122,890	—	122,890	—	122,890
Receivables(1)	449,270	—	447,051	—	447,051
Contract Assets(2)	118,496	—	117,701	—	117,701
Receivable from Employees and Related Parties	21,914	—	21,914	—	21,914
Closely-held Equity Securities	604	—	—	604	604
Financial Liabilities:
Accounts Payable and Accrued Expenses	$28,807	$—	$28,807	$—	$28,807
Payable to Employees and Related Parties	41,235	—	41,235	—	41,235
Notes Payable	371,774	—	349,955	—	349,955
(1)Includes Accounts Receivable, as well as long-term receivables, which are included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
(2)Includes current and long-term contract assets included in Other Current Assets and Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
Note 10 – Notes Payable
2016 Private Placement Notes
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes, including: $38,000 aggregate principal amount of its 4.88% Series A senior notes which were due March 30, 2021 (the "Series A Notes"), $67,000 aggregate principal amount of its 5.23% Series B senior notes which were originally due March 30, 2023 ("Series B Notes"), $48,000 aggregate principal amount of its 5.48% Series C senior notes due March 30, 2026 (the "Series C Notes") and $17,000 aggregate principal amount of its 5.58% Series D senior notes due March 30, 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to a note purchase agreement (the "2016 Note Purchase Agreement") dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2023, the Company was in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2023, the Company was in compliance with all of these covenants.
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
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2023, the Company was in compliance with all of these covenants.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2023, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of March 31, 2023 and December 31, 2022:

			Carrying Value(1)
Note	Maturity Date	Effective Annual Interest Rate	March 31, 2023	December 31, 2022
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$47,788	$47,772
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,896	16,891
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,493	74,470
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,555	59,545
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,685	39,679
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	30,593	30,003
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,805	37,785
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	65,679	65,629
Total			$372,494	$371,774
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 11 – Evercore Inc. Stockholders' Equity
Dividends – On April 25, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.76 per share to the holders of record of shares of Class A common stock ("Class A Shares") as of May 26, 2023, which will be paid on June 9, 2023. During the three months ended March 31, 2023, the Company declared and paid dividends of $0.72 per share, totaling $27,672, and accrued deferred cash dividends on unvested restricted stock units ("RSUs"), totaling $4,205. During the three months ended March 31, 2023, the Company also paid deferred cash dividends of $13,521. During the three months ended March 31, 2022, the Company declared and paid dividends of $0.68 per share, totaling $27,505, and accrued deferred cash dividends on unvested RSUs, totaling $4,128. During the three months ended March 31, 2022, the Company also paid deferred cash dividends of $14,114.
Treasury Stock – During the three months ended March 31, 2023, the Company purchased 915 Class A Shares from employees at an average cost per share of $131.79, primarily for the net settlement of stock-based compensation awards, and 1,238 Class A Shares at an average cost per share of $132.50 pursuant to the Company's share repurchase program. The aggregate 2,153 Class A Shares were purchased at an average cost per share of $132.20, and the result of these purchases was an increase in Treasury Stock of $284,566 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2023.
LP Units – During the three months ended March 31, 2023, 24 Evercore LP partnership units ("LP Units") were exchanged for Class A Shares, resulting in an increase to Additional Paid-In-Capital of $1,478 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2023. See Note 12 for further information.
Accumulated Other Comprehensive Income (Loss) – As of March 31, 2023, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,413) and ($20,270), respectively.

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
Noncontrolling ownership interests for the Company's subsidiaries were as follows:

	As of March 31,
	2023	2022
Evercore LP(1)	7%	6%
Evercore Wealth Management ("EWM")(2)	25%	25%
(1)On February 24, 2022, 2,545 Class E limited partnership units of Evercore LP ("Class E LP Units") were exchanged for 2,545 Class A Shares, which resulted in a decrease in noncontrolling interest of Evercore LP. For further information see "LP Units Exchanged" below.
(2)Noncontrolling Interests represent a blended rate for multiple classes of interests in EWM.
The Noncontrolling Interests for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A Shares.
The Company has outstanding Class A limited partnership units of Evercore LP ("Class A LP Units"), Class E LP Units, Class I limited partnership units of Evercore LP ("Class I LP Units") and Class K limited partnership units of Evercore LP ("Class K LP Units"), which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. See Note 13 for further information.
During the period January 1, 2023 through December 31, 2023, the Company has the option to purchase, at fair value, a portion of the outstanding EWM Class A Units such that the noncontrolling interest holders would continue to hold no less than 25% of the outstanding units following the transaction. This transaction may be settled in cash, Evercore LP Units or Class A shares of the Company, at the Company’s discretion. If the Company has not exercised its option prior to the end of the option period, or the noncontrolling interest holders continue to hold greater than 25% of the outstanding units following the transaction, the noncontrolling interest holders may exchange their interests for Evercore LP Units, at fair value, sufficient to reduce their outstanding interest to 25%. As of March 31, 2023, the EWM members held 25% of the outstanding EWM Units.
Changes in Noncontrolling Interest for the three months ended March 31, 2023 and 2022 were as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$189,607	$314,910

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	8,863	19,078
Other Comprehensive Income (Loss)	216	(273)
Total Comprehensive Income	9,079	18,805

Evercore LP Units Exchanged for Class A Shares	(1,478)	(157,777)

Amortization and Vesting of LP Units	6,460	6,221

Other Items:
Distributions to Noncontrolling Interests	(10,390)	(4,740)
Issuance of Noncontrolling Interest	—	300
Purchase of Noncontrolling Interest	—	(87)
Total Other Items	(10,390)	(4,527)

Ending balance	$193,278	$177,632
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of ($283) for the three months ended March 31, 2023, and foreign currency translation adjustment gains (losses), net, of $499 and ($273) for the three months ended March 31, 2023 and 2022, respectively.
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
During the three months ended March 31, 2023, 24 LP Units were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $1,478 and an increase to Additional-Paid-In-Capital of $1,478 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2023. See Note 11 for further information.
Interests Purchased – During the first quarter of 2022, the Company purchased, at fair value, an additional 0.4% of the EWM Class A Units for $1,448 (which was paid in cash in April 2022 and was included within Other Current Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2022). This purchase resulted in a decrease to Noncontrolling Interest of $87 and a decrease to Additional-Paid-In-Capital of $1,361 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2022.
On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54,297. Consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash during the three months ended March 31, 2022, and contingent cash consideration which is due to be settled in early 2024. The Company paid $715 of this contingent cash consideration during the three months ended March 31, 2023. The fair value of the remaining contingent consideration is $5,122 as of March 31, 2023, which is included within Payable to Employees and Related Parties on the Company's Unaudited Condensed Consolidated Statements of Financial Condition, and $6,119 as of December 31, 2022, $1,083 of which was included within Other Current Liabilities and the remainder of which was included within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Statements of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. Changes in the fair value of contingent consideration are included within Other Operating Expenses on the Unaudited Condensed Consolidated Statements of Operations. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, the Company also issued a payment in the first quarter of 2023 and will issue another payment in early 2024, contingent on continued employment with the Company. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the RECA business achieving certain revenue performance targets.
Note 13 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three months ended March 31, 2023 and 2022 are described and presented below.

	For the Three Months Ended March 31,
	2023	2022
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$83,378	$158,016
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,510	39,176
Basic net income per share attributable to Evercore Inc. common shareholders	$2.17	$4.03
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$83,378	$158,016
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$83,378	$158,016
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,510	39,176
Assumed exchange of LP Units for Class A Shares(1)	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	1,808	2,117
Shares that are contingently issuable(3)	121	415
Diluted weighted average Class A Shares outstanding	40,439	41,708
Diluted net income per share attributable to Evercore Inc. common shareholders	$2.06	$3.79
(1)The Company has outstanding Class A, E, I and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three months ended March 31, 2023 and 2022, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,756 and 3,943 for the three months ended March 31, 2023 and 2022, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $6,986 and $15,066 for the three months ended March 31, 2023 and

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
2022, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.
(2)During the three months ended March 31, 2023 and 2022, certain shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method, were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The shares that would have been included in the treasury stock method calculation if the effect would have been dilutive were 2,239 and 2,165 for the three months ended March 31, 2023 and 2022, respectively.
(3)The Company previously had outstanding Class I-P units of Evercore LP ("Class I-P Units") which were contingently exchangeable into Class I LP Units, and ultimately Class A Shares, and has outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. On March 1, 2022, all of the Class I-P Units converted to Class I LP Units. See Note 14 for further information. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P Units and Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period.
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
Note 14 – Share-Based and Other Deferred Compensation
LP Units
Class I-P Units – In November 2016, the Company awarded 400 Class I-P Units in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman). These Class I-P Units converted into 400 Class I LP Units (which are exchangeable on a one-for-one basis to Class A Shares) upon the achievement of certain market and service conditions on March 1, 2022. Compensation expense related to this award was $753 for the three months ended March 31, 2022.
Class K-P Units – The Company has awarded the following Class K-P Units:
•In June 2019, the Company awarded 220 Class K-P Units to an employee of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain defined benchmark results relating to the employee's business and continued service through February 4, 2023 for the first tranche, which consists of 120 Class K-P Units, and February 4, 2028 for the second tranche, which consists of 100 Class K-P Units. In February 2023, the first tranche of 120 Class K-P Units converted into 193 Class K LP Units upon the achievement of certain performance and service conditions.
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
These Class K-P Units in the aggregate may convert into a maximum of 1,293 Class K LP Units, contingent upon the achievement of certain market conditions, defined benchmark results and continued service, as described above. The Company determined the grant date fair value of these awards probable to vest as of March 31, 2023 to be $99,519, related to 896 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $6,407 and $5,468 for the three months ended March 31, 2023 and 2022, respectively.
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
Stock Incentive Plan
During 2022, the Company's stockholders approved the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Second Amended 2016 Plan"), which amended the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Second Amended 2016 Plan, among other things, authorizes an additional 6,500 shares of the Company's Class A Shares. The Second Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Second Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Second Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Second Amended 2016 Plan was 5,196 as of March 31, 2023.
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
Equity Grants
During the three months ended March 31, 2023, pursuant to the Second Amended 2016 Plan, the Company granted employees 2,393 RSUs that are Service-based Awards. Service-based Awards granted during the three months ended March 31,

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
2023 had grant date fair values of $129.08 to $136.02 per share, with an average value of $136.02 per share, for an aggregate fair value of $325,447, and generally vest ratably over four years. During the three months ended March 31, 2023, 2,061 Service-based Awards vested and 34 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $66,488 and $60,247 for the three months ended March 31, 2023 and 2022, respectively.
Deferred Cash
Deferred Cash Compensation Program – The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and generally vests ratably over four years and requires payment upon vesting. The Company granted $162,748 of deferred cash awards pursuant to the deferred cash compensation program during the first quarter of 2023.
Compensation expense related to the Company's deferred cash compensation program was $39,762 and $30,537 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company expects to pay an aggregate of $352,179 related to the Company's deferred cash compensation program at various dates through 2027 and total compensation expense not yet recognized related to these awards was $278,795. The weighted-average period over which this compensation cost is expected to be recognized is 29 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.
Other Deferred Cash Awards – In November 2016, the Company granted a restricted cash award in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman) with a payment amount of $35,000, of which $11,000 vested on March 1, 2019 and $6,000 vested on each of March 1, 2020, 2021, 2022 and 2023, upon the achievement of service conditions.
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
Compensation expense related to other deferred cash awards was $4,328 and $4,820 for the three months ended March 31, 2023 and 2022, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan", which ended on December 31, 2020) and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan, the Company distributed cash payments of $48,331 in the three months ended March 31, 2023, $3,940 in the three months ended March 31, 2022 and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the acceleration of certain amounts due in the first quarter of 2022). Amounts due pursuant to the 2021 Long-term Incentive Plan of $100,855 are included within Other Long-Term Liabilities on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2023 and are due to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to the 2017 Long-term Incentive Plan and 2021 Long-term Incentive Plan of $12,640 and $15,285 for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $149,280.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $4,646 and $5,452 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the total compensation cost not yet recognized related to these awards was $34,274.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Beginning Balance	$4,997	$675
Termination Costs Incurred	1,474	219
Cash Benefits Paid	(5,332)	(564)
Non-Cash Charges	—	(115)
Ending Balance	$1,139	$215
In addition to the above Termination Costs incurred, for the three months ended March 31, 2023 and 2022, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $564 and $414, respectively, (related to 6 and 7 RSUs, respectively) recorded in Employee Compensation and Benefits, within the Investment Banking & Equities segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Private Equity – As of March 31, 2023, the Company had unfunded commitments for capital contributions of $2,592 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility in an aggregate principal amount, as amended on October 29, 2021, (the "Existing PNC Facility"), of up to $30,000, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of March 31, 2023. The interest rate provisions are LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date is October 28, 2023. There were no drawings under this facility at March 31, 2023.
East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 29, 2021, of up to $55,000, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of March 31, 2023.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Drawings under this facility bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date is October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at March 31, 2023.
EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount, as amended on October 31, 2022, of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at March 31, 2023.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments – The Company has a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. The Company’s consideration for this transaction included contingent cash consideration which is due to be settled in 2024. The Company paid $715 of this contingent cash consideration during the three months ended March 31, 2023. The fair value of the remaining contingent consideration is $5,122 as of March 31, 2023, which is included within Payable to Employees and Related Parties on the Company's Unaudited Condensed Consolidated Statements of Financial Condition, and $6,119 as of December 31, 2022, $1,083 of which was included within Other Current Liabilities and the remainder of which was included within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. See Note 12 for further information.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,
	2023	2022
Cash and Cash Equivalents	$579,190	$454,768
Restricted Cash included in Other Assets	8,935	9,126
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$588,125	$463,894
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Self-Funded Medical Insurance Program – Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The Company recorded a liability of $3,530 during the quarter ended March 31, 2023 related to the estimated present value of incurred but not reported claims, which is included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.
Foreign Exchange – Periodically, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. The Company entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30,000 British Pounds sterling for $36,903, which will settle during the third quarter of 2023. The contract is recorded at its fair value of $205 as of March 31, 2023, and is included within Other Current Assets on the Unaudited Condensed Consolidated Statement of Financial Condition.
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
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of March 31, 2023 and December 31, 2022 was $465,198 and $274,131, respectively, which exceeded the minimum net capital requirement by $464,948 and $273,881, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2023.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of March 31, 2023.
Note 17 – Income Taxes
The Company's Provision for Income Taxes was $16,131 and $34,782 for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate was 14.9% and 16.4% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate reflects the recognition of net excess tax benefits associated with appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $13,731 and $19,036 for the three months ended March 31, 2023 and 2022, respectively, which resulted in a reduction in the effective tax rate of 12.7 and 9.0 percentage points for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 also reflects the effect of certain nondeductible expenses, including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three months ended March 31, 2023 and 2022, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
The Company recorded an increase in deferred tax assets of $1,022 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $1,809 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2023. The Company recorded a decrease in deferred tax assets of $1 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $965 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2022.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2023, there were $359 of unrecognized tax

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
benefits that, if recognized, $292 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $15 and $1, respectively, during the three months ended March 31, 2023.
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
The Company's segment information for the three months ended March 31, 2023 and 2022 is prepared using the following methodology:
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
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including the Company's investment funds which are used as an economic hedge against the Company's deferred cash compensation program, certificates of deposit, cash and cash equivalents and long-term accounts receivable
•A gain on the sale of a portion of the Company's interests in ABS in the first quarter of 2022. See Note 7 for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts
•Realized and unrealized gains and losses on interests in private equity funds which are not managed by the Company
•Interest expense associated with the Company’s Notes Payable and lines of credit
•Adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Each segment's Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, execution, clearing and custody fees, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, technology, human capital, facilities management and senior management activities.
Other Expenses includes Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of the Company's operations in Mexico.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three months ended March 31, 2023 and 2022.
The following information presents each segment's contribution.

	For the Three Months Ended March 31,
	2023	2022
Investment Banking & Equities
Net Revenues(1)	$554,811	$704,301
Operating Expenses	449,080	500,572
Other Expenses	2,921	—
Operating Income	102,810	203,729
Income from Equity Method Investments	71	374
Pre-Tax Income	$102,881	$204,103
Identifiable Segment Assets	$2,608,350	$2,787,619
Investment Management
Net Revenues(1)	$17,332	$18,553
Operating Expenses	13,238	12,918
Operating Income	4,094	5,635
Income from Equity Method Investments	1,397	2,138
Pre-Tax Income	$5,491	$7,773
Identifiable Segment Assets	$142,122	$150,745
Total
Net Revenues(1)	$572,143	$722,854
Operating Expenses	462,318	513,490
Other Expenses	2,921	—
Operating Income	106,904	209,364
Income from Equity Method Investments	1,468	2,512
Pre-Tax Income	$108,372	$211,876
Identifiable Segment Assets	$2,750,472	$2,938,364
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2023	2022
Investment Banking & Equities(A)	$21,301	$(7,467)
Investment Management	1,374	1,438
Total Other Revenue, net	$22,675	$(6,029)
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable and lines of credit of $4,171 and $4,250 for the three months ended March 31, 2023 and 2022, respectively.
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2023	2022
Net Revenues:(1)
United States	$395,188	$610,731
Europe and Other	152,527	112,065
Latin America	1,753	6,087
Total	$549,468	$728,883
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	March 31, 2023	December 31, 2022
Total Assets:
United States	$2,195,361	$2,902,153
Europe and Other	555,111	718,770
Total	$2,750,472	$3,620,923

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore's business. We believe these factors include, but are not limited to, those described under "Risk Factors" discussed in the Annual Report on Form 10-K for the year ended December 31, 2022. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law.

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
Other Revenue and Interest Expense. Other Revenue includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including our investment funds which are used as an economic hedge against our deferred cash compensation program, certificates of deposit, cash and cash equivalents and long-term accounts receivable
•A gain on the sale of a portion of our interests in ABS in the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts
•Realized and unrealized gains and losses on interests in private equity funds which we do not manage
•Adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Interest Expense includes interest expense associated with our Notes Payable and lines of credit.
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
In April 2021 and January 2022, our Board of Directors approved the issuance of Class L Interests to certain of our named executive officers, pursuant to which the named executive officers received a discretionary distribution of profits from Evercore LP, which was paid in the first quarter of 2022 and 2023, respectively. Distributions pursuant to these interests were made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2021 and 2022, respectively. Following the distribution, these Class L Interests were cancelled pursuant to their terms.
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
Our Long-term Incentive Plan provides for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (which ended on December 31, 2020) and January 1, 2021. The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan, we made cash distributions in 2023, 2022 and 2021. Amounts due pursuant to the 2021 Long-term Incentive Plan are due to be paid, in cash or Class A Shares, at our discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award.
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

Other Expenses
Other Expenses includes Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.
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

Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2023 and 2022. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended March 31,
	2023	2022	Change

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$462,562	$624,564	(26%)
Underwriting Fees	22,883	36,306	(37%)
Commissions and Related Revenue	48,065	50,898	(6%)
Asset Management and Administration Fees	15,958	17,115	(7%)
Other Revenue, Including Interest and Investments	26,846	(1,779)	NM
Total Revenues	576,314	727,104	(21%)
Interest Expense	4,171	4,250	(2%)
Net Revenues	572,143	722,854	(21%)
Expenses
Operating Expenses	462,318	513,490	(10%)
Other Expenses	2,921	—	NM
Total Expenses	465,239	513,490	(9%)
Income Before Income from Equity Method Investments and Income Taxes	106,904	209,364	(49%)
Income from Equity Method Investments	1,468	2,512	(42%)
Income Before Income Taxes	108,372	211,876	(49%)
Provision for Income Taxes	16,131	34,782	(54%)
Net Income	92,241	177,094	(48%)
Net Income Attributable to Noncontrolling Interest	8,863	19,078	(54%)
Net Income Attributable to Evercore Inc.	$83,378	$158,016	(47%)
Diluted Weighted Average Shares of Class A Common Stock Outstanding	40,439	41,708	(3%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$2.06	$3.79	(46%)
As of March 31, 2023 and 2022, we employed approximately 2,135 and 2,000 people, respectively.
Three Months Ended March 31, 2023 versus March 31, 2022
Net Income Attributable to Evercore Inc. was $83.4 million for the three months ended March 31, 2023, a decrease of $74.6 million, or 47%, compared to $158.0 million for the three months ended March 31, 2022. The changes in our operating results during these periods are described below.
Net Revenues were $572.1 million for the three months ended March 31, 2023, a decrease of $150.7 million, or 21%, versus Net Revenues of $722.9 million for the three months ended March 31, 2022. Advisory Fees decreased $162.0 million, or 26%, Underwriting Fees decreased $13.4 million, or 37%, and Commissions and Related Revenue decreased $2.8 million, or 6%, compared to the three months ended March 31, 2022. Asset Management and Administration Fees decreased $1.2 million, or 7%, compared to the three months ended March 31, 2022. See "Business Segments" and "Liquidity and Capital Resources" below for further information.

Other Revenue, Including Interest and Investments, increased $28.6 million compared to the three months ended March 31, 2022, primarily reflecting a shift from losses of $5.2 million in the first quarter of 2022 to gains of $9.4 million in the first quarter of 2023 on our investment funds portfolio due to overall market appreciation, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program. The increase from 2022 was partially offset by a $1.3 million gain on the sale of a portion of our interests in ABS that occurred during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Total Operating Expenses were $462.3 million for the three months ended March 31, 2023, compared to $513.5 million for the three months ended March 31, 2022, a decrease of $51.2 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $366.9 million for the three months ended March 31, 2023, a decrease of $62.8 million, or 15%, versus expense of $429.7 million for the three months ended March 31, 2022. The decrease in the amount of compensation recognized for the three months ended March 31, 2023 principally reflects a lower accrual for incentive compensation, partially offset by higher base salaries and higher amortization of prior period deferred compensation awards. Non-compensation expenses, as a component of Operating Expenses, were $95.4 million for the three months ended March 31, 2023, an increase of $11.6 million, or 14%, versus $83.8 million for the three months ended March 31, 2022. The increase was primarily driven by an increase in travel and related expenses and an increase in bad debt expense. Non-Compensation expenses per employee were approximately $44.9 thousand for the three months ended March 31, 2023, versus $42.4 thousand for the three months ended March 31, 2022.
Total Other Expenses of $2.9 million for the three months ended March 31, 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64.1% for the three months ended March 31, 2023, compared to 59.4% for the three months ended March 31, 2022.
Income from Equity Method Investments was $1.5 million for the three months ended March 31, 2023, compared to $2.5 million for the three months ended March 31, 2022, reflecting lower contributions from all of our equity method investments in the first quarter of 2023. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the three months ended March 31, 2023 was $16.1 million, which reflected an effective tax rate of 14.9%. The provision for income taxes for the three months ended March 31, 2022 was $34.8 million, which reflected an effective tax rate of 16.4%. The provision for income taxes for the three months ended March 31, 2023 and 2022 reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $13.7 million and $19.0 million, respectively.
Net Income Attributable to Noncontrolling Interest was $8.9 million for the three months ended March 31, 2023, compared to $19.1 million for the three months ended March 31, 2022. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income at Evercore LP during the three months ended March 31, 2023. See Note 12 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Three Months Ended March 31,
	2023	2022	Change

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$462,562	$624,564	(26%)
Underwriting Fees	22,883	36,306	(37%)
Commissions and Related Revenue	48,065	50,898	(6%)
Other Revenue, net(1)	21,301	(7,467)	NM
Net Revenues	554,811	704,301	(21%)
Expenses
Operating Expenses	449,080	500,572	(10%)
Other Expenses	2,921	—	NM
Total Expenses	452,001	500,572	(10%)
Operating Income	102,810	203,729	(50%)
Income from Equity Method Investments(2)	71	374	(81%)
Pre-Tax Income	$102,881	$204,103	(50%)
(1)Includes interest expense on Notes Payable and lines of credit of $4.2 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Equity in Luminis and Seneca Evercore is classified within Income from Equity Method Investments.

For the three months ended March 31, 2023, the dollar value of North American announced and completed M&A activity decreased 45% and 39%, respectively, compared to the three months ended March 31, 2022, and the dollar value of Global announced and completed M&A activity decreased 43% and 49%, respectively, compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, the dollar value of North American and Global completed M&A activity over $100 million decreased 40% and 50%, respectively, compared to the three months ended March 31, 2022.

	For the Three Months Ended March 31,
	2023	2022	Change
Industry Statistics ($ in billions)(1)
Value of North American M&A Deals Announced	$293	$532	(45%)
Value of North American M&A Deals Completed	$291	$480	(39%)
Value of North American M&A Deals Completed Over $100 million	$273	$455	(40%)
Value of Global M&A Deals Announced	$583	$1,023	(43%)
Value of Global M&A Deals Completed	$601	$1,179	(49%)
Value of Global M&A Deals Completed Over $100 million	$548	$1,098	(50%)
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions	217	223	(3%)
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions	78	86	(9%)
Total Number of Underwriting Transactions(2)	14	14	—%
Total Number of Underwriting Transactions as a Bookrunner(2)	12	13	(8%)
(1) Source: Refinitiv April 10, 2023
(2) Includes Equity and Debt Underwriting Transactions.
Investment Banking & Equities Results of Operations
Three Months Ended March 31, 2023 versus March 31, 2022
Net Revenues were $554.8 million for the three months ended March 31, 2023, compared to $704.3 million for the three months ended March 31, 2022, a decrease of $149.5 million, or 21%. The decrease in revenues for the three months ended March 31, 2023 was primarily driven by a decrease of $162.0 million, or 26%, in Advisory Fees, reflecting a decline in revenue earned from large transactions during the first quarter of 2023, as well as a decrease in the number of Advisory fees earned. Underwriting Fees decreased $13.4 million, or 37%, compared to the three months ended March 31, 2022, reflecting a decrease in average fee size of the transactions we participated in due to the decline in overall market issuances. Commissions and Related Revenue decreased $2.8 million, or 6%, compared to the three months ended March 31, 2022, primarily reflecting lower trading revenues. Other Revenue, net, increased $28.8 million compared to the three months ended March 31, 2022, primarily reflecting a shift from losses of $5.2 million in the first quarter of 2022 to gains of $9.4 million in the first quarter of 2023 on our investment funds portfolio due to overall market appreciation, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $449.1 million for the three months ended March 31, 2023, compared to $500.6 million for the three months ended March 31, 2022, a decrease of $51.5 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $357.1 million for the three months ended March 31, 2023, compared to $419.9 million for the three months ended March 31, 2022, a decrease of $62.8 million, or 15%. The decrease in the amount of compensation recognized for the three months ended March 31, 2023 principally reflects a lower accrual for incentive compensation, partially offset by higher base salaries and higher amortization of prior period deferred compensation awards. Non-compensation expenses, as a component of Operating Expenses, were $92.0 million for the three months ended March 31, 2023, compared to $80.7 million for the three months ended March 31, 2022, an increase of $11.3 million, or 14%. Non-compensation operating expenses increased from the prior year period, primarily driven by an increase in travel and related expenses and an increase in bad debt expense.
Other Expenses of $2.9 million for the three months ended March 31, 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2023	2022	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$15,958	$17,115	(7%)
Other Revenue, net(1)	1,374	1,438	(4%)
Net Revenues	17,332	18,553	(7%)
Expenses
Operating Expenses	13,238	12,918	2%
Total Expenses	13,238	12,918	2%
Operating Income	4,094	5,635	(27%)
Income from Equity Method Investments(2)	1,397	2,138	(35%)
Pre-Tax Income	$5,491	$7,773	(29%)
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
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV (together the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI (through January 1, 2022). In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of March 31, 2023, $0.4 million of previously distributed carried interest received from the funds was subject to repayment.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments. During the first quarter of 2022, we sold a portion of our interests in ABS. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Assets Under Management
AUM in our Wealth Management business of $11.0 billion at March 31, 2023 increased $0.5 billion, or 5%, compared to $10.5 billion at December 31, 2022. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 75% and 74% of Level 1 investments, 20% and 21% of Level 2 investments and 5% and 5% of Level 3 investments as of March 31, 2023 and December 31, 2022, respectively.

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
The following table summarizes AUM activity for Wealth Management for the three months ended March 31, 2023:

(dollars in millions)
Balance at December 31, 2022	$10,537
Inflows	213
Outflows	(258)
Market Appreciation	525
Balance at March 31, 2023	$11,017

Unconsolidated Affiliates - Balance at March 31, 2023:
Atalanta Sosnoff	$6,815
ABS	$6,752

The following table represents the composition of AUM for Wealth Management as of March 31, 2023:

Equities	62%
Fixed Income	20%
Liquidity(1)	13%
Alternatives	5%
Total	100%
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
For the three months ended March 31, 2023, AUM for Wealth Management increased 5%, primarily reflecting an increase due to market appreciation. Performance for the three months ended March 31, 2023 reflected:
•Wealth Management outperformed the S&P 500 on a 1 and 3-year basis by approximately 10 basis points and 40 basis points, respectively
•Wealth Management lagged the fixed income composite on a 1 and 3-year basis by approximately 1% and 10 basis points, respectively
•The S&P 500 and fixed income composite were each up approximately 8% and 2%, respectively
AUM from our unconsolidated affiliates increased 2% compared to December 31, 2022, reflecting increases in both Atalanta Sosnoff and ABS.

Three Months Ended March 31, 2023 versus March 31, 2022
Net Revenues were $17.3 million for the three months ended March 31, 2023, compared to $18.6 million for the three months ended March 31, 2022, a decrease of $1.2 million, or 7%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios decreased $1.2 million, or 7%, for the three months ended March 31, 2023 as associated AUM decreased 5%, primarily from market depreciation.
Operating Expenses were $13.2 million for the three months ended March 31, 2023, compared to $12.9 million for the three months ended March 31, 2022, an increase of $0.3 million, or 2%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $9.8 million for the three months ended March 31, 2023, flat compared to the three months ended March 31, 2022. Non-Compensation expenses, as a component of Operating Expenses, were $3.4 million for the three months ended March 31, 2023, compared to $3.1 million for the three months ended March 31, 2022, an increase of $0.3 million, or 10%.
Income from Equity Method Investments decreased 35% from the three months ended March 31, 2022, primarily driven by lower income earned by Atalanta Sosnoff in the first quarter of 2023. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of fees and the payment of operating expenses, including incentive compensation to our employees and interest expense on our Notes Payable and lines of credit, and the payment of income taxes. Advisory and Underwriting fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to private funds capital raising and certain fees related to the private capital businesses being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management business are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation during the first three months of each calendar year with respect to the prior year's results and prior years' deferred compensation. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are generally funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to invest our cash in highly liquid securities or bank certificates of deposit, deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares (including for net settlement of RSUs), and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. If required, we may periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$92,241	$177,094
Non-cash charges	137,395	136,046
Other operating activities	(614,373)	(799,360)
Operating activities	(384,737)	(486,220)
Investing activities	631,254	693,537
Financing activities	(336,987)	(329,185)
Effect of exchange rate changes	6,472	(1,531)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(83,998)	(123,399)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	672,123	587,293
End of Period	$588,125	$463,894

Three Months Ended March 31, 2023. Cash, Cash Equivalents and Restricted Cash were $588.1 million at March 31, 2023, a decrease of $84.0 million versus Cash, Cash Equivalents and Restricted Cash of $672.1 million at December 31, 2022. Operating activities resulted in a net outflow of $384.7 million, primarily related to the payment of 2022 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2023, partially offset by earnings. Cash of $631.3 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities and certificates of deposit. Financing activities during the period used cash of $337.0 million, primarily for purchases of treasury stock (including for net settlement of RSUs) and noncontrolling interests, and dividends and distributions to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with capital requirements and restrictions of our regulated legal entities. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking & Equities segment, which is primarily a function of closing transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our Notes Payable, lines of credit and other financing arrangements, as well as payments for income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. Certain of these tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments, including deferred compensation arrangements. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

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

We are currently in a period of macroeconomic uncertainty and market volatility, including historically high inflation, supply chain constraints, rising interest rates, changes in the availability of financing, geopolitical tensions, evolving regulatory and banking environments and the risk of a recession. These factors have led to a slowing of the pace of M&A and other advisory transaction announcements and the elongation of the timing of transaction closings, as well as suppressing the level of underwriting activity. We will continue to assess the potential ongoing impacts of the current environment, including the regular monitoring of our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations. See "Results of Operations" above for further information.
We assess our equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred. These circumstances could include unfavorable market conditions or the loss of key personnel of the investee.
For a further discussion of risks related to our business, refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2023, we repurchased 1,237,384 Class A Shares, at an average cost per share of $132.50, for $164.0 million, pursuant to our repurchase program.

In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2023, we repurchased 915,197 Class A Shares, at an average cost per share of $131.79, for $120.6 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 2,152,581 Class A Shares repurchased during the three months ended March 31, 2023 were acquired for aggregate purchase consideration of $284.6 million, at an average cost per share of $132.20.
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
On December 31, 2021, we purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54.3 million. Our consideration for this transaction included the payment of $6.0 million of cash in 2021, $27.7 million of cash during the three months ended March 31, 2022, and contingent cash consideration which is due to be settled in early 2024. We paid $0.7 million of this contingent cash consideration during the three months ended March 31, 2023. The fair value of the remaining contingent consideration is $5.1 million as of March 31, 2023, which is included within Payable to Employees and Related Parties on our Unaudited Condensed Consolidated Statements of Financial Condition, and $6.1 million as of December 31, 2022, $1.1 million of which was included within Other Current Liabilities and the remainder of which was included within Other Long-term Liabilities on our Unaudited Condensed Consolidated Statements of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. Changes in the fair value of contingent consideration are included within Other Operating Expenses on the Unaudited Condensed Consolidated Statements of Operations. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, we also issued a payment in the first quarter of 2023 and will issue another payment in early 2024, contingent on continued employment. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the RECA business achieving certain revenue performance targets.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of March 31, 2023, we were in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2023, we were in compliance with all of these covenants.
2021 Private Placement Notes
On March 29, 2021, we issued $38.0 million aggregate principal amount of our 1.97% Series I Notes, pursuant to the 2021 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2023, we were in compliance with all of these covenants.
2022 Private Placement Notes
On June 28, 2022, we issued $67.0 million aggregate principal amount of our 4.61% Series J Notes, pursuant to the 2022 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of March 31, 2023, we were in compliance with all of these covenants.
Lines of Credit
East entered into a loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 29, 2021, of up to $30.0 million, to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of March 31, 2023. The interest rate provisions are LIBOR (or an applicable benchmark replacement) plus 150 basis points and the maturity date is October 28, 2023. There were no drawings under this facility at March 31, 2023.
East entered into an additional loan agreement with PNC for a revolving credit facility in an aggregate principal amount, as amended on October 29, 2021, of up to $55.0 million, to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of March 31, 2023. Drawings under this facility bear interest at LIBOR (or an applicable benchmark replacement) plus 180 basis points and the maturity date is October 28, 2023. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at March 31, 2023.
EGL entered into a subordinated revolving credit facility with PNC in an aggregate principal amount, as amended on October 31, 2022, of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at March 31, 2023.
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
We have a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. For further information see "Noncontrolling Interest Purchases" above and Notes 12 and 15 to our unaudited condensed consolidated financial statements.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.6 million and $2.4 million as of March 31, 2023 and December 31, 2022, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. See Note 15 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
As of March 31, 2023, our current and former Senior Managing Directors owned an aggregate of approximately 1.7 million vested Class A LP Units, 0.4 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.3 million vested Class K LP Units. In addition, 0.7 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of

March 31, 2023. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2023 included $579.2 million of Cash and Cash Equivalents and $803.1 million of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of March 31, 2023, the fair value of our investments with these products, based on closing prices, was $143.1 million. We had net realized and unrealized gains of $9.4 million for the three months ended March 31, 2023, from our exchange-traded funds portfolio. See Note 6 to our unaudited condensed consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $14.3 million, $28.6 million and $42.9 million, respectively, for the three months ended March 31, 2023.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.5 million for the three months ended March 31, 2023.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2023, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was a gain of $5.7 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Periodically, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. We entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30.0 million British Pounds sterling for $36.9 million, which will settle during the third quarter of 2023. The contract is recorded at its fair value of $0.2 million as of March 31, 2023, and is included within Other Current Assets on our Unaudited Condensed Consolidated Statement of Financial Condition.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of approximately $3.7 million for the three months ended March 31, 2023 and reversed bad debt expense of approximately $0.5 million for the three months ended March 31, 2022.
As of March 31, 2023 and December 31, 2022, total receivables recorded in Accounts Receivable amounted to $299.2 million and $385.1 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $70.2 million and $64.1 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of March 31, 2023, total contract assets recorded in Other Current Assets and Other Assets amounted to $14.0 million and $11.9 million, respectively. As of December 31, 2022, total contract assets recorded in Other Current Assets and Other Assets amounted to $110.5 million and $8.0 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills and notes, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2023, we had Investment Securities of $756.2 million, of which 81% were treasury bills and notes.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2022
Recently Issued Accounting Standards
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
Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2023	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	26,255	$114.36	23,868	7,583,754
February 1 to February 28	2,065,342	132.48	1,155,185	6,428,569
March 1 to March 31	60,984	130.37	58,331	6,370,238
Total January 1 to March 31	2,152,581	$132.20	1,237,384	6,370,238
(1)Includes the repurchase of 915,197 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2023.
(2)On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: May 5, 2023

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ TIM LALONDE
Name:	Tim LaLonde
Title:	Chief Financial Officer