Form 10-Q
period 2023-06-30
Evercore Inc.
filed 2023-08-03
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 21, 2023 was 37,890,172. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 21, 2023 was 45 (excluding 55 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and Cash Equivalents	$520,631	$663,400
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $328,994 and $802,652 at June 30, 2023 and December 31, 2022, respectively)	962,121	1,432,716
Accounts Receivable (net of allowances of $8,712 and $4,683 at June 30, 2023 and December 31, 2022, respectively)	322,819	385,131
Receivable from Employees and Related Parties	18,889	21,914
Other Current Assets	154,067	203,570
Total Current Assets	1,978,527	2,706,731
Investments	42,023	43,047
Deferred Tax Assets	265,194	257,166
Operating Lease Right-of-Use Assets	374,742	237,561
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $201,647 and $187,077 at June 30, 2023 and December 31, 2022, respectively)	143,468	143,268
Goodwill	125,351	123,285
Other Assets	122,139	109,865
Total Assets	$3,051,444	$3,620,923
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$297,575	$918,489
Accounts Payable and Accrued Expenses	34,060	28,807
Payable to Employees and Related Parties	50,991	41,235
Operating Lease Liabilities	32,944	37,968
Taxes Payable	5,704	9,842
Other Current Liabilities	40,875	34,195
Total Current Liabilities	462,149	1,070,536
Operating Lease Liabilities	421,468	278,078
Notes Payable	373,553	371,774
Amounts Due Pursuant to Tax Receivable Agreements	61,279	61,169
Other Long-term Liabilities	128,415	112,948
Total Liabilities	1,446,864	1,894,505
Commitments and Contingencies (Note 15)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 81,914,589 and 79,686,375 issued at June 30, 2023 and December 31, 2022, respectively, and 37,886,311 and 38,347,262 outstanding at June 30, 2023 and December 31, 2022, respectively)	819	797
Class B, par value $0.01 per share (1,000,000 shares authorized, 45 and 50 issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	—	—
Additional Paid-In-Capital	3,011,969	2,861,775
Accumulated Other Comprehensive Income (Loss)	(20,392)	(27,942)
Retained Earnings	1,823,412	1,768,098
Treasury Stock at Cost (44,028,278 and 41,339,113 shares at June 30, 2023 and December 31, 2022, respectively)	(3,410,153)	(3,065,917)
Total Evercore Inc. Stockholders' Equity	1,405,655	1,536,811
Noncontrolling Interest	198,925	189,607
Total Equity	1,604,580	1,726,418
Total Liabilities and Equity	$3,051,444	$3,620,923

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Investment Banking & Equities:
Advisory Fees	$374,556	$576,245	$837,118	$1,200,809
Underwriting Fees	38,200	13,516	61,083	49,822
Commissions and Related Revenue	50,048	52,485	98,113	103,383
Asset Management and Administration Fees	16,575	15,968	32,533	33,083
Other Revenue, Including Interest and Investments	24,221	(23,039)	51,067	(24,818)
Total Revenues	503,600	635,175	1,079,914	1,362,279
Interest Expense	4,181	4,258	8,352	8,508
Net Revenues	499,419	630,917	1,071,562	1,353,771
Expenses
Employee Compensation and Benefits	338,374	388,971	705,246	818,706
Occupancy and Equipment Rental	21,521	19,608	41,900	38,785
Professional Fees	27,465	27,767	51,602	51,913
Travel and Related Expenses	17,422	14,786	32,625	22,612
Communications and Information Services	17,836	14,384	33,571	30,412
Depreciation and Amortization	5,952	6,597	12,525	13,707
Execution, Clearing and Custody Fees	2,965	2,631	5,730	5,428
Special Charges, Including Business Realignment Costs	—	532	2,921	532
Other Operating Expenses	10,168	9,459	20,822	16,130
Total Expenses	441,703	484,735	906,942	998,225
Income Before Income from Equity Method Investments and Income Taxes	57,716	146,182	164,620	355,546
Income from Equity Method Investments	1,542	2,274	3,010	4,786
Income Before Income Taxes	59,258	148,456	167,630	360,332
Provision for Income Taxes	17,097	38,562	33,228	73,344
Net Income	42,161	109,894	134,402	286,988
Net Income Attributable to Noncontrolling Interest	4,956	14,267	13,819	33,345
Net Income Attributable to Evercore Inc.	$37,205	$95,627	$120,583	$253,643
Net Income Attributable to Evercore Inc. Common Shareholders	$37,205	$95,627	$120,583	$253,643
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,211	39,834	38,360	39,507
Diluted	39,288	41,108	39,863	41,395
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$0.97	$2.40	$3.14	$6.42
Diluted	$0.95	$2.33	$3.02	$6.13

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$42,161	$109,894	$134,402	$286,988
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(4)	304	(3,250)	307
Foreign Currency Translation Adjustment Gain (Loss), net	5,793	(18,519)	11,514	(21,539)
Other Comprehensive Income (Loss)	5,789	(18,215)	8,264	(21,232)
Comprehensive Income	47,950	91,679	142,666	265,756
Comprehensive Income Attributable to Noncontrolling Interest	5,454	12,593	14,533	31,398
Comprehensive Income Attributable to Evercore Inc.	$42,496	$79,086	$128,133	$234,358

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2023	81,836,929	$818	$2,931,682	$(25,683)	$1,819,599	(43,491,694)	$(3,350,483)	$193,278	$1,569,211
Net Income	—	—	—	—	37,205	—	—	4,956	42,161
Other Comprehensive Income	—	—	—	5,291	—	—	—	498	5,789
Treasury Stock Purchases	—	—	—	—	—	(536,584)	(59,670)	—	(59,670)
Evercore LP Units Exchanged for Class A Common Stock	21,303	—	1,407	—	—	—	—	(1,296)	111
Equity-based Compensation Awards	56,357	1	80,724	—	—	—	—	6,175	86,900
Dividends	—	—	—	—	(33,392)	—	—	—	(33,392)
Noncontrolling Interest (Note 12)	—	—	(1,844)	—	—	—	—	(4,686)	(6,530)
Balance at June 30, 2023	81,914,589	$819	$3,011,969	$(20,392)	$1,823,412	(44,028,278)	$(3,410,153)	$198,925	$1,604,580

	For the Six Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2022	79,686,375	$797	$2,861,775	$(27,942)	$1,768,098	(41,339,113)	$(3,065,917)	$189,607	$1,726,418
Net Income	—	—	—	—	120,583	—	—	13,819	134,402
Other Comprehensive Income	—	—	—	7,550	—	—	—	714	8,264
Treasury Stock Purchases	—	—	—	—	—	(2,689,165)	(344,236)	—	(344,236)
Evercore LP Units Exchanged for Class A Common Stock	44,803	—	3,821	—	—	—	—	(2,774)	1,047
Equity-based Compensation Awards	2,183,411	22	148,217	—	—	—	—	12,635	160,874
Dividends	—	—	—	—	(65,269)	—	—	—	(65,269)
Noncontrolling Interest (Note 12)	—	—	(1,844)	—	—	—	—	(15,076)	(16,920)
Balance at June 30, 2023	81,914,589	$819	$3,011,969	$(20,392)	$1,823,412	(44,028,278)	$(3,410,153)	$198,925	$1,604,580

	For the Three Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2022	79,460,450	$795	$2,679,900	$(14,830)	$1,544,765	(38,891,974)	$(2,800,593)	$177,632	$1,587,669
Net Income	—	—	—	—	95,627	—	—	14,267	109,894
Other Comprehensive Income (Loss)	—	—	—	(16,541)	—	—	—	(1,674)	(18,215)
Treasury Stock Purchases	—	—	—	—	—	(1,568,711)	(172,494)	—	(172,494)
Evercore LP Units Exchanged for Class A Common Stock	26,200	—	1,655	—	—	—	—	(1,530)	125
Equity-based Compensation Awards	111,113	1	64,690	—	—	—	—	6,308	70,999
Dividends	—	—	—	—	(32,416)	—	—	—	(32,416)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(24,853)	(24,853)
Balance at June 30, 2022	79,597,763	$796	$2,746,245	$(31,371)	$1,607,976	(40,460,685)	$(2,973,087)	$170,150	$1,520,709

	For the Six Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2021	74,804,288	$748	$2,458,779	$(12,086)	$1,418,382	(36,900,858)	$(2,545,452)	$314,910	$1,635,281
Net Income	—	—	—	—	253,643	—	—	33,345	286,988
Other Comprehensive Income (Loss)	—	—	—	(19,285)	—	—	—	(1,947)	(21,232)
Treasury Stock Purchases	—	—	—	—	—	(3,559,827)	(427,635)	—	(427,635)
Evercore LP Units Exchanged for Class A Common Stock	2,572,605	26	163,689	—	—	—	—	(159,307)	4,408
Equity-based Compensation Awards	2,220,870	22	125,138	—	—	—	—	12,529	137,689
Dividends	—	—	—	—	(64,049)	—	—	—	(64,049)
Noncontrolling Interest (Note 12)	—	—	(1,361)	—	—	—	—	(29,380)	(30,741)
Balance at June 30, 2022	79,597,763	$796	$2,746,245	$(31,371)	$1,607,976	(40,460,685)	$(2,973,087)	$170,150	$1,520,709

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net Income	$134,402	$286,988
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(23,856)	28,678
Equity Method Investments, Including Gain on Sale	1,437	3,968
Equity-Based and Other Deferred Compensation	272,363	238,641
Noncash Lease Expense	21,377	18,760
Depreciation, Amortization and Accretion, net	6,109	14,386
Bad Debt Expense	5,297	1,503
Deferred Taxes	(9,232)	(8,369)
Decrease (Increase) in Operating Assets:
Investment Securities	3,105	(528)
Accounts Receivable	60,781	21,713
Receivable from Employees and Related Parties	3,092	3,917
Other Assets	38,497	(67,406)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(715,222)	(705,445)
Accounts Payable and Accrued Expenses	2,637	5,865
Payables to Employees and Related Parties	5,534	25,801
Taxes Payable	(4,138)	(16,531)
Other Liabilities	(7,732)	(20,561)
Net Cash Provided by (Used in) Operating Activities	(205,549)	(168,620)
Cash Flows From Investing Activities
Investments Purchased	(37)	—
Proceeds from Sale of Investments	—	18,300
Distributions of Private Equity Investments	72	27
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	2,227,084	1,703,871
Purchases of Investment Securities	(1,804,833)	(1,078,819)
Maturity of Certificates of Deposit	124,728	138,305
Purchase of Certificates of Deposit	(54,267)	(154,640)
Purchase of Furniture, Equipment and Leasehold Improvements	(12,374)	(11,449)
Net Cash Provided by Investing Activities	480,373	615,595
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	733	300
Distributions to Noncontrolling Interests	(15,651)	(32,541)
Payment of Notes Payable	—	(67,000)
Issuance of Notes Payable	—	67,000
Debt Issuance Costs and Make-Whole Amount	—	(1,641)
Purchase of Treasury Stock and Noncontrolling Interests	(348,264)	(457,068)
Dividends	(70,279)	(70,868)
Net Cash Provided by (Used in) Financing Activities	(433,461)	(561,818)
Effect of Exchange Rate Changes on Cash	15,988	(19,056)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(142,649)	(133,899)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	672,123	587,293
Cash, Cash Equivalents and Restricted Cash – End of Period	$529,474	$453,394
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$8,099	$9,164
Payments for Income Taxes	$54,874	$140,187
Accrued Dividends	$8,659	$8,362
Settlement of Sale of Trilantic VI	$—	$9,188
Debt Issuance Costs Accrued	$—	$185

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
The Investment Banking & Equities segment includes the investment banking business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures, shareholder activism and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on partnerships and private funds interests, as well as on primary and secondary transactions for real estate oriented financial sponsors and private equity interests. The Investment Banking & Equities segment also includes the equities business through which the Company offers macroeconomic, policy and fundamental equity research and agency-based equity securities trading for institutional investors.
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2022. The December 31, 2022 Unaudited Condensed Consolidated Statements of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.
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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing") and Evercore Partners Canada Ltd. ("Evercore Canada") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing and Evercore Canada, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing and Evercore Canada assets of $354,842 and liabilities of $174,350 at June 30, 2023 and assets of $584,192 and liabilities of $247,884 at December 31, 2022.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Note 3 – Recent Accounting Pronouncements
The Company did not adopt any new accounting standards that had a material impact on the Company's unaudited condensed consolidated financial statements during the three and six months ended June 30, 2023. The Company continues to monitor recently issued accounting standards to assess the impact on our unaudited condensed consolidated financial statements.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment Banking & Equities:
Advisory Fees	$374,556	$576,245	$837,118	$1,200,809
Underwriting Fees	38,200	13,516	61,083	49,822
Commissions and Related Revenue	50,048	52,485	98,113	103,383
Total Investment Banking & Equities	$462,804	$642,246	$996,314	$1,354,014

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$16,575	$15,968	$32,533	$33,083
Total Investment Management	$16,575	$15,968	$32,533	$33,083
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the six months ended June 30, 2023 and 2022 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Six Months Ended June 30, 2023
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2023	$385,131	$64,139	$110,468	$8,028	$5,071	$—
Increase (Decrease)	(62,312)	(375)	(57,514)	9,910	957	—
Balance at June 30, 2023	$322,819	$63,764	$52,954	$17,938	$6,028	$—

	For the Six Months Ended June 30, 2022
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2022	$351,668	$87,764	$14,092	$12,945	$9,257	$147
Increase (Decrease)	(33,678)	(24,418)	51,177	(11,407)	366	—
Balance at June 30, 2022	$317,990	$63,346	$65,269	$1,538	$9,623	$147
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
The Company recognized revenue of $4,643 and $8,190 on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023, respectively, and $6,297 and $10,505 for the three and six months ended June 30, 2022, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning Balance	$7,217	$2,054	$4,683	$2,704
Bad debt expense, net of reversals	1,563	2,022	5,297	1,503
Write-offs, foreign currency translation and other adjustments	(68)	(2,629)	(1,268)	(2,760)
Ending Balance	$8,712	$1,447	$8,712	$1,447
The change in the balance during the three and six months ended June 30, 2023 is primarily related an increase in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of June 30, 2023, by year of origination:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	Amortized Carrying Value by Origination Year
	2023	2022	2021	2020	2019	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$28,014	$34,764	$13,865	$3,924	$1,135	$81,702
Note 5 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $2,209 and $3,877 for the three and six months ended June 30, 2023, respectively, and $4,251 and $7,111 for the three and six months ended June 30, 2022, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $16,866 and $16,928 as of June 30, 2023 and December 31, 2022, respectively. See Note 14 for further information.
Note 6 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Debt Securities	$328,991	$807,135
Equity Securities	558	335
Debt Securities Carried by EGL	424,574	365,638
Investment Funds	153,618	136,718
Total Investment Securities, at fair value	$907,741	$1,309,826

Certificates of Deposit, at contract value	54,380	122,890

Total Investment Securities and Certificates of Deposit	$962,121	$1,432,716
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Unaudited Condensed Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) on the Unaudited Condensed Consolidated Statements of Financial Condition and realized gains and losses included in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, on a specific identification basis.
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $45 and $193 for the three and six months ended June 30, 2023, respectively, and $342 and $348 for the three and six months ended June 30, 2022, respectively. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($193) for the three and six months ended June 30, 2023 and ($6) and ($23) for the three and six months ended June 30, 2022, respectively.
Gross realized losses included within Other Revenue, Including Interest and Investments, were ($110) and ($261) for the three and six months ended June 30, 2023, respectively, and ($34) for the six months ended June 30, 2022.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $244,605 and $1,243,992 for the three and six months ended June 30, 2023, respectively, and $56,918 and $763,711 for the three and six months ended June 30, 2022, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Scheduled maturities of the Company's available-for-sale debt securities as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$328,021	$328,029	$800,710	$805,190
Due after one year through five years	973	962	1,942	1,945
Total	$328,994	$328,991	$802,652	$807,135
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at June 30, 2023 and has not recorded a credit allowance on these securities.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized gains (losses) of $60 and $223 for the three and six months ended June 30, 2023, respectively, and ($459) and ($448) for the three and six months ended June 30, 2022, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains of $12 and $18 for the three and six months ended June 30, 2023, respectively, and $507 and $528 for the three and six months ended June 30, 2022, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $11,615 and $21,056 for the three and six months ended June 30, 2023, respectively, (of which $11,570 and $16,250, respectively, were net unrealized gains) and ($26,353) and ($31,516) for the three and six months ended June 30, 2022, respectively, (of which ($26,932) and ($47,216), respectively, were net unrealized losses).
Certificates of Deposit
At June 30, 2023 and December 31, 2022, the Company held certificates of deposit of $54,380 and $122,890, respectively, with certain banks with original maturities of four months or less when purchased.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
ABS	$17,712	$19,387
Atalanta Sosnoff	10,741	10,717
Luminis	6,484	6,092
Seneca Evercore	614	706
Total	$35,551	$36,902

ABS
The Company has an investment accounted for under the equity method of accounting in ABS. At June 30, 2023, the Company's ownership interest in ABS was 26%. This investment resulted in earnings of $1,064 and $2,070 for the three and six months ended June 30, 2023, respectively, and $1,171 and $2,370 for the three and six months ended June 30, 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
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
Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At June 30, 2023, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $335 and $726 for the three and six months ended June 30, 2023, respectively, and $939 and $1,878 for the three and six months ended June 30, 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
The Company has an investment accounted for under the equity method of accounting in Luminis. At June 30, 2023, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $135 and $297 for the three and six months ended June 30, 2023, respectively, and $102 and $390 for the three and six months ended June 30, 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At June 30, 2023, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings (losses) of $8 and ($83) for the three and six months ended June 30, 2023, respectively, and $62 and $148 for the three and six months ended June 30, 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 for each of the three months ended June 30, 2023 and 2022 and $158 for each of the six months ended June 30, 2023 and 2022.
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
A summary of the Company's investments in the private equity funds as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Glisco II, Glisco III and Glisco IV	$3,990	$3,602
Trilantic IV and Trilantic V	1,847	1,939
Total Private Equity Funds	$5,837	$5,541
Net realized and unrealized gains (losses) on private equity fund investments were $318 and $640 for the three and six months ended June 30, 2023, respectively, and $19 and ($64) for the three and six months ended June 30, 2022, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2023, $353 of previously distributed carried interest received from the funds was subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,430 and $3,166 included in its Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2023 and December 31, 2022, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of June 30, 2023 and December 31, 2022 was $5,613 and $5,385, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $635 and $604 as of June 30, 2023 and December 31, 2022, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 8 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $14,069 and $27,497 for the three and six months ended June 30, 2023, respectively, and $12,769 and $25,609 for the three and six months ended June 30, 2022, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $1,703 and $2,889 for the three and six months ended June 30, 2023, respectively, and $1,744 and $3,644 for the three and six months ended June 30, 2022, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,693 and $5,637 as of June 30, 2023 and December 31, 2022, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,335 and $2,785 for the three and six months ended June 30, 2023, respectively, and $1,258 and $2,501 for the three and six months ended June 30, 2022, respectively.
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
The Company incurred net operating cash outflows of $27,953 and $30,201 for the six months ended June 30, 2023 and 2022, respectively, related to its operating leases, which was net of cash received from lease incentives of $621 and $332 for the six months ended June 30, 2023 and 2022, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$137,722	$1,585	$157,629	$7,192

			June 30, 2023	June 30, 2022
Weighted-average remaining lease term - operating leases			11.0 years	10.7 years
Weighted-average discount rate - operating leases			4.44%	3.91%
In May 2023, the Company's lease for certain floors at 55 East 52nd St., New York, New York commenced. The lease term will end on December 31, 2035. New Right-of-Use Assets obtained in exchange for new operating lease liabilities above for the three and six months ended June 30, 2023 includes $135,602 related to this space. In December 2022, the Company entered into a lease agreement to take on 38 rentable square feet in New York, New York. The Company's lease of this space commenced in January 2023 and the lease term will end on December 31, 2035.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
As of June 30, 2023, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2023 (July 1 through December 31)	$22,372
2024	45,374
2025	62,046
2026	59,914
2027	47,119
Thereafter	361,326
Total lease payments	598,151
Less: Tenant Improvement Allowances	(8,834)
Less: Imputed Interest	(134,905)
Present value of lease liabilities	454,412
Less: Current lease liabilities	(32,944)
Long-term lease liabilities	$421,468
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York, and lease agreements at certain other locations, the Company entered into leases primarily for office space which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that it will take possession of these spaces by the end of 2023. These spaces will have lease terms of 1 to 13 years once the Company has taken possession. The additional future payments under these arrangements are $36,669 as of June 30, 2023.
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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$424,574	$—	$—	$424,574
Other Debt and Equity Securities(1)	337,867	—	—	337,867
Investment Funds	153,618	—	—	153,618
Other	—	1,204	—	1,204
Total Assets Measured At Fair Value	$916,059	$1,204	$—	$917,263

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$365,638	$—	$—	$365,638
Other Debt and Equity Securities(1)	815,409	—	—	815,409
Investment Funds	136,718	—	—	136,718
Total Assets Measured At Fair Value	$1,317,765	$—	$—	$1,317,765
(1)Includes $8,318 and $7,939 of treasury bills classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2023 and December 31, 2022, respectively.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
The carrying amount and estimated fair value of the Company's financial instrument assets and liabilities, which are not measured at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition, are listed in the tables below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		June 30, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$512,313	$512,313	$—	$—	$512,313
Certificates of Deposit	54,380	—	54,380	—	54,380
Receivables(1)	386,583	—	384,602	—	384,602
Contract Assets(2)	70,892	—	69,526	—	69,526
Receivable from Employees and Related Parties	18,889	—	18,889	—	18,889
Closely-held Equity Securities	635	—	—	635	635
Financial Liabilities:
Accounts Payable and Accrued Expenses	$34,060	$—	$34,060	$—	$34,060
Payable to Employees and Related Parties	50,991	—	50,991	—	50,991
Notes Payable	373,553	—	351,756	—	351,756

		December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$655,461	$655,461	$—	$—	$655,461
Certificates of Deposit	122,890	—	122,890	—	122,890
Receivables(1)	449,270	—	447,051	—	447,051
Contract Assets(2)	118,496	—	117,701	—	117,701
Receivable from Employees and Related Parties	21,914	—	21,914	—	21,914
Closely-held Equity Securities	604	—	—	604	604
Financial Liabilities:
Accounts Payable and Accrued Expenses	$28,807	$—	$28,807	$—	$28,807
Payable to Employees and Related Parties	41,235	—	41,235	—	41,235
Notes Payable	371,774	—	349,955	—	349,955
(1)Includes Accounts Receivable, as well as long-term receivables, which are included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
(2)Includes current and long-term contract assets included in Other Current Assets and Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
Note 10 – Notes Payable
2016 Private Placement Notes
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes, including: $38,000 aggregate principal amount of its 4.88% Series A senior notes which were due March 30, 2021 (the "Series A Notes"), $67,000 aggregate principal amount of its 5.23% Series B senior notes which were originally due March 30, 2023 (the "Series B Notes"), $48,000 aggregate principal amount of its 5.48% Series C senior notes due March 30, 2026 (the "Series C Notes") and $17,000 aggregate principal amount of its 5.58% Series D senior notes due March 30, 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to a note purchase agreement (the "2016 Note Purchase Agreement") dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of June 30, 2023, the Company was in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2023, the Company was in compliance with all of these covenants.
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
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2023, the Company was in compliance with all of these covenants.

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
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2023, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of June 30, 2023 and December 31, 2022:

			Carrying Value(1)
Note	Maturity Date	Effective Annual Interest Rate	June 30, 2023	December 31, 2022
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$47,804	$47,772
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,900	16,891
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,510	74,470
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,566	59,545
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,691	39,679
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	31,527	30,003
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,825	37,785
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	65,730	65,629
Total			$373,553	$371,774
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 11 – Evercore Inc. Stockholders' Equity
Dividends – On July 25, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.76 per share to the holders of record of shares of Class A common stock ("Class A Shares") as of August 25, 2023, which will be paid on September 8, 2023. During the three and six months ended June 30, 2023, the Company declared and paid dividends of $0.76 and $1.48 per share, respectively, totaling $28,938 and $56,610, respectively, and accrued deferred cash dividends on unvested restricted stock units ("RSUs") totaling $4,454 and $8,659, respectively. The Company also paid deferred cash dividends of $148 and $13,669 during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, the Company declared and paid dividends of $0.72 and $1.40 per share, respectively, totaling $28,182 and $55,687, respectively, and accrued deferred cash dividends on unvested RSUs totaling $4,234 and $8,362, respectively. The Company also paid deferred cash dividends of $1,067 and $15,181 during the three and six months ended June 30, 2022, respectively.
Treasury Stock – During the three months ended June 30, 2023, the Company purchased 21 Class A Shares from employees at an average cost per share of $109.04, primarily for the net settlement of stock-based compensation awards, and 516 Class A Shares at an average cost per share of $111.29 pursuant to the Company's share repurchase program. The aggregate 537 Class A Shares were purchased at an average cost per share of $111.20 and the result of these purchases was an increase in Treasury Stock of $59,670 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2023.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
During the six months ended June 30, 2023, the Company purchased 937 Class A Shares from employees at an average cost per share of $131.27, primarily for the net settlement of stock-based compensation awards, and 1,752 Class A Shares at an average cost per share of $126.27 pursuant to the Company's share repurchase program. The aggregate 2,689 Class A Shares were purchased at an average cost per share of $128.01 and the result of these purchases was an increase in Treasury Stock of $344,236 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2023.
LP Units – During the three and six months ended June 30, 2023, 21 and 45 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares, resulting in an increase to Additional Paid-In-Capital of $1,296 and $2,774 for the three and six months ended June 30, 2023, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2023. See Note 12 for further information.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2023, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,417) and ($14,975), respectively.
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
Noncontrolling ownership interests for the Company's subsidiaries were as follows:

	As of June 30,
	2023	2022
Evercore LP(1)	7%	6%
Evercore Wealth Management ("EWM")(2)	26%	25%
(1)On February 24, 2022, 2,545 Class E limited partnership units of Evercore LP ("Class E LP Units") were exchanged for 2,545 Class A Shares, which resulted in a decrease in noncontrolling interest of Evercore LP. For further information see "LP Units Exchanged" below.
(2)Noncontrolling Interests as of June 30, 2022 represent a blended rate for multiple classes of interests in EWM.
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
During the period January 1, 2023 through December 31, 2023, the Company has the option to purchase, at fair value, a portion of the outstanding EWM Class A Units such that the noncontrolling interest holders would continue to hold no less than 25% of the outstanding units following the transaction. This transaction may be settled in cash, Evercore LP Units or Class A shares of the Company, at the Company’s discretion. If the Company has not exercised its option prior to the end of the option period, or the noncontrolling interest holders continue to hold greater than 25% of the outstanding units following the transaction, the noncontrolling interest holders may exchange their interests for Evercore LP Units, at fair value, sufficient to reduce their outstanding interest to 25%. As of June 30, 2023, the EWM members held 26% of the outstanding EWM Units.
Changes in Noncontrolling Interest for the three and six months ended June 30, 2023 and 2022 were as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$193,278	$177,632	$189,607	$314,910

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	4,956	14,267	13,819	33,345
Other Comprehensive Income (Loss)	498	(1,674)	714	(1,947)
Total Comprehensive Income	5,454	12,593	14,533	31,398

Evercore LP Units Exchanged for Class A Shares	(1,296)	(1,530)	(2,774)	(159,307)

Amortization and Vesting of LP Units	6,175	6,308	12,635	12,529

Other Items:
Distributions to Noncontrolling Interests	(5,261)	(24,853)	(15,651)	(29,593)
Issuance of Noncontrolling Interest	733	—	733	300
Purchase of Noncontrolling Interest	(158)	—	(158)	(87)
Total Other Items	(4,686)	(24,853)	(15,076)	(29,380)

Ending balance	$198,925	$170,150	$198,925	$170,150
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of ($283) for the six months ended June 30, 2023 and $28 for the three and six months ended June 30, 2022, and foreign currency translation adjustment gains (losses), net, of $498 and $997 for the three and six months ended June 30, 2023, respectively, and ($1,702) and ($1,975) for the three and six months ended June 30, 2022, respectively.
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
During the three and six months ended June 30, 2023, 21 and 45 LP Units, respectively, were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $1,296 and $2,774 for the three and six months ended June 30, 2023, respectively, and an increase to Additional-Paid-In-Capital of $1,296 and $2,774 for the three and six months ended June 30, 2023, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2023. See Note 11 for further information.
Interests Purchased – During the second quarter of 2023, the Company purchased, at fair value, an additional 0.7% of the EWM Class A Units for $2,002. This purchase resulted in a decrease to Noncontrolling Interest of $158 and a decrease to Additional-Paid-In-Capital of $1,844 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2023.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54,297. Consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash during the six months ended June 30, 2022, and contingent cash consideration which is due to be settled in early 2024. The Company paid $715 of this contingent cash consideration during the six months ended June 30, 2023. The fair value of the remaining contingent consideration is $2,577 as of June 30, 2023, $2,159 of which is included within Payable to Employees and Related Parties and the remainder of which is included within Other Current Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition, and $6,119 as of December 31, 2022, $1,083 of which was included within Other Current Liabilities and the remainder of which was included within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The decline in the fair value of contingent consideration reduced Other Operating Expenses by $2,545 and $2,459 for the three and six months ended June 30, 2023, respectively, and $2,701 and $3,278 for the three and six months ended June 30, 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, the Company also issued a payment in the first quarter of 2023 and will issue another payment in early 2024, contingent on continued employment with the Company. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the RECA business achieving certain revenue performance targets.
Note 13 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and six months ended June 30, 2023 and 2022 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$37,205	$95,627	$120,583	$253,643
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,211	39,834	38,360	39,507
Basic net income per share attributable to Evercore Inc. common shareholders	$0.97	$2.40	$3.14	$6.42
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$37,205	$95,627	$120,583	$253,643
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$37,205	$95,627	$120,583	$253,643
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,211	39,834	38,360	39,507
Assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	1,029	1,146	1,419	1,631
Shares that are contingently issuable(3)	48	128	84	257
Diluted weighted average Class A Shares outstanding	39,288	41,108	39,863	41,395
Diluted net income per share attributable to Evercore Inc. common shareholders	$0.95	$2.33	$3.02	$6.13
(1)The Company has outstanding Class A, E, I and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and six months ended June 30, 2023 and 2022, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,815 and 2,785 for the three and six months ended June 30, 2023, respectively, and 2,656 and 3,296 for the three and six months ended June 30, 2022, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $2,918 and $9,905 for the three and six months ended June 30, 2023, respectively, and $11,664 and $26,731 for the three and six months ended June 30, 2022, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(2)During the three and six months ended June 30, 2023 and 2022, certain shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method, were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The shares that would have been included in the treasury stock method calculation if the effect would have been dilutive were 3,080 and 1,775 for the three and six months ended June 30, 2023, respectively, and 3,188 and 2,183 for the three and six months ended June 30, 2022, respectively.
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
Note 14 – Share-Based and Other Deferred Compensation
Evercore LP Units
Class I-P Units – In November 2016, the Company awarded 400 Class I-P Units in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman). These Class I-P Units converted into 400 Class I LP Units (which are exchangeable on a one-for-one basis to Class A Shares) upon the achievement of certain market and service conditions on March 1, 2022. Compensation expense related to this award was $753 for the six months ended June 30, 2022.
Class K-P Units – The Company has awarded the following Class K-P Units:
•In June 2019, the Company awarded 220 Class K-P Units to an employee of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain defined benchmark results relating to the employee's business and continued service through February 4, 2023 for the first tranche, which consists of 120 Class K-P Units, and February 4, 2028 for the second tranche, which consists of 100 Class K-P Units. In February 2023, the first tranche of 120 Class K-P Units converted into 193 Class K LP Units upon the achievement of certain performance and service conditions. The second tranche of these Class K-P Units may convert into a maximum of 173 Class K LP Units, contingent upon the achievement of defined benchmark results and continued service as described above.
•In December 2021, the Company awarded 400 Class K-P Units to certain employees of the Company. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through December 31, 2025. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. These Class K-P Units may convert into a maximum of 800 Class K LP Units, contingent upon the achievement of certain market conditions, defined benchmark results and continued service as described above.
•In December 2022, the Company awarded 200 Class K-P Units to an employee of the Company. These Class K-P Units are segregated into four tranches of 50 Class K-P Units each. The first three tranches convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions and continued service through February 28, 2025, 2026 and 2027, respectively, while the final tranche converts into a number of Class K LP Units (which are exchangeable

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results relating to the employee's business and continued service through February 28, 2028. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. These Class K-P Units may convert into a maximum of 320 Class K LP Units, contingent upon the achievement of certain market conditions, defined benchmark results and continued service as described above.
•In June 2023, the Company awarded 60 Class K-P Units to an employee of the Company. These K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through June 30, 2027. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. These Class K-P Units may convert into 60 Class K LP Units contingent upon the achievement of certain market conditions and continued service, while additional units may be received in conversion based on a multiple of certain revenues earned.
The Company determined the grant date fair value of these awards probable to vest as of June 30, 2023 to be $108,833, related to 980 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $6,127 and $12,534 for the three and six months ended June 30, 2023, respectively, and $6,308 and $11,776 for the three and six months ended June 30, 2022, respectively.
Class L Interests – In April 2021, January 2022 and January 2023, the Company's Board of Directors approved the issuance of Class L Interests in Evercore LP ("Class L Interests") to certain of the named executive officers of the Company, pursuant to which the named executive officers receive a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2022, 2023 and 2024, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2021, 2022 and 2023, respectively. Following the distributions in 2021 and 2022, the Class L Interests were cancelled pursuant to their terms.
The Company records expense related to these interests as part of its accrual for incentive compensation within Employee Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Operations.
Stock Incentive Plan
During 2022, the Company's stockholders approved the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Second Amended 2016 Plan"), which amended the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Second Amended 2016 Plan, among other things, authorizes the grant of an additional 6,500 of the Company's Class A Shares. The Second Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Second Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Second Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Second Amended 2016 Plan was 5,114 as of June 30, 2023.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Equity Grants
During the six months ended June 30, 2023, pursuant to the Second Amended 2016 Plan, the Company granted employees 2,420 RSUs that are Service-based Awards. Service-based Awards granted during the six months ended June 30, 2023 had grant date fair values of $107.89 to $136.02 per share, with an average value of $135.81 per share, for an aggregate fair value of $328,596, and generally vest ratably over four years. During the six months ended June 30, 2023, 2,133 Service-based Awards vested and 63 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $79,307 and $145,795 for the three and six months ended June 30, 2023, respectively, and $67,597 and $127,844 for the three and six months ended June 30, 2022, respectively.
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
Compensation expense related to the Company's deferred cash compensation program was $42,905 and $82,667 for the three and six months ended June 30, 2023, respectively, and $28,448 and $58,985 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the Company expects to pay an aggregate of $366,278 related to the Company's deferred cash compensation program at various dates through 2027 and total compensation expense not yet recognized related to these awards was $249,640. The weighted-average period over which this compensation cost is expected to be recognized is 26 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.
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
Compensation expense related to other deferred cash awards was $2,424 and $6,752 for the three and six months ended June 30, 2023, respectively, and $4,507 and $9,327 for the three and six months ended June 30, 2022, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan", which ended on December 31, 2020) and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan, the Company distributed cash payments of $48,331 in the six months ended June 30, 2023, $3,940 in the six months ended June 30, 2022 and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the acceleration of certain amounts due in the first quarter of 2022). Amounts due pursuant to the 2021 Long-term Incentive Plan of $110,916 are included within Other Long-Term Liabilities on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2023 and are due to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to the 2017 Long-term Incentive Plan and 2021 Long-term Incentive Plan of $9,616 and

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
$22,256 for the three and six months ended June 30, 2023, respectively, and $13,977 and $29,262 for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $132,276.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $7,069 and $11,715 for the three and six months ended June 30, 2023, respectively, and $7,987 and $13,439 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the total compensation cost not yet recognized related to these awards was $35,181.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Beginning Balance	$4,997	$675
Termination Costs Incurred	2,119	667
Cash Benefits Paid	(6,743)	(748)
Non-Cash Charges	(37)	(115)
Ending Balance	$336	$479
In addition to the above Termination Costs incurred, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $1,694 and $2,258 for the three and six months ended June 30, 2023, respectively, (related to 20 RSUs) and $280 and $694 for the three and six months ended June 30, 2022, respectively, (related to 10 RSUs) recorded in Employee Compensation and Benefits, within the Investment Banking & Equities segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Private Equity – As of June 30, 2023, the Company had unfunded commitments for capital contributions of $2,592 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility, as amended on June 29, 2023, in an aggregate principal amount of up to $30,000 (the "Existing PNC Facility") to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of June 30, 2023. The interest rate provisions are Daily SOFR plus 161 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at June 30, 2023.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
East entered into an additional loan agreement with PNC for a revolving credit facility, as amended on June 29, 2023, in an aggregate principal amount of up to $55,000 to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of June 30, 2023. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at June 30, 2023.
EGL entered into a subordinated revolving credit facility with PNC, as amended on October 31, 2022, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at June 30, 2023.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments – The Company has a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. The Company’s consideration for this transaction included contingent cash consideration which is due to be settled in 2024. The Company paid $715 of this contingent cash consideration during the six months ended June 30, 2023. The fair value of the remaining contingent consideration is $2,577 as of June 30, 2023, $2,159 of which is included within Payable to Employees and Related Parties and the remainder of which is included within Other Current Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition, and $6,119 as of December 31, 2022, $1,083 of which was included within Other Current Liabilities and the remainder of which was included within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. See Note 12 for further information.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30,
	2023	2022
Cash and Cash Equivalents	$520,631	$444,306
Restricted Cash included in Other Assets	8,843	9,088
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$529,474	$453,394
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Self-Funded Medical Insurance Program – Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported claims is $3,530 as of June 30, 2023, which is included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.
Foreign Exchange – Periodically, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. The Company entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30,000 British Pounds sterling for $36,903, which will settle during the third quarter of 2023. The contract is recorded at its fair value of $1,204 as of June 30, 2023, and is included within Other Current Assets on the Unaudited Condensed Consolidated Statement of Financial Condition.

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
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of June 30, 2023 and December 31, 2022 was $410,056 and $274,131, respectively, which exceeded the minimum net capital requirement by $409,806 and $273,881, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2023.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of June 30, 2023.
Note 17 – Income Taxes
The Company's Provision for Income Taxes was $17,097 and $33,228 for the three and six months ended June 30, 2023, respectively, and $38,562 and $73,344 for the three and six months ended June 30, 2022, respectively. The effective tax rate was 28.9% and 19.8% for the three and six months ended June 30, 2023, respectively, and 26.0% and 20.4% for the three and six months ended June 30, 2022, respectively. The effective tax rate reflects the recognition of net excess tax benefits associated with appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $13,809 and $19,782 for the six months ended June 30, 2023 and 2022, respectively, which resulted in a reduction in the effective tax rate of 8.2 and 5.5 percentage points for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for 2023 and 2022 also reflects the effect of certain nondeductible expenses, including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and six months ended June 30, 2023 and 2022, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
The Company recorded an increase in deferred tax assets of $1,023 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $3,741 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2023. The Company recorded a decrease in deferred tax assets of $100 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
increase of $7,033 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2022.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2023, there were $359 of unrecognized tax benefits that, if recognized, $292 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $31 and $1, respectively, during the three months ended June 30, 2023.
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
The Company's segment information for the three and six months ended June 30, 2023 and 2022 is prepared using the following methodology:
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other Expenses relate to Special Charges, Including Business Realignment Costs, which include the following:
•2023 – Other Expenses for the six months ended June 30, 2023 include expenses related to the write-off of non-recoverable assets in connection with the wind-down of the Company's operations in Mexico
•2022 – Other Expenses for the three and six months ended June 30, 2022 include expenses related to charges associated with the prepayment of the Company's Series B Notes during the second quarter, as well as certain professional fees related to the wind-down of the Company's operations in Mexico
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and six months ended June 30, 2023. One client accounted for more than 10% of the Company's Consolidated Net Revenues for the three months ended June 30, 2022. No client accounted for more than 10% of the Company's Consolidated Net Revenues for the six months ended June 30, 2022.
The following information presents each segment's contribution.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment Banking & Equities
Net Revenues(1)	$482,246	$615,250	$1,037,057	$1,319,551
Operating Expenses	428,344	470,540	877,424	971,112
Other Expenses	—	532	2,921	532
Operating Income	53,902	144,178	156,712	347,907
Income from Equity Method Investments	143	164	214	538
Pre-Tax Income	$54,045	$144,342	$156,926	$348,445
Identifiable Segment Assets	$2,900,384	$2,859,302	$2,900,384	$2,859,302
Investment Management
Net Revenues(1)	$17,173	$15,667	$34,505	$34,220
Operating Expenses	13,359	13,663	26,597	26,581
Operating Income	3,814	2,004	7,908	7,639
Income from Equity Method Investments	1,399	2,110	2,796	4,248
Pre-Tax Income	$5,213	$4,114	$10,704	$11,887
Identifiable Segment Assets	$151,060	$152,186	$151,060	$152,186
Total
Net Revenues(1)	$499,419	$630,917	$1,071,562	$1,353,771
Operating Expenses	441,703	484,203	904,021	997,693
Other Expenses	—	532	2,921	532
Operating Income	57,716	146,182	164,620	355,546
Income from Equity Method Investments	1,542	2,274	3,010	4,786
Pre-Tax Income	$59,258	$148,456	$167,630	$360,332
Identifiable Segment Assets	$3,051,444	$3,011,488	$3,051,444	$3,011,488

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment Banking & Equities(A)	$19,442	$(26,996)	$40,743	$(34,463)
Investment Management	598	(301)	1,972	1,137
Total Other Revenue, net	$20,040	$(27,297)	$42,715	$(33,326)
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable and lines of credit of $4,181 and $8,352 for the three and six months ended June 30, 2023, respectively, and $4,258 and $8,508 for the three and six months ended June 30, 2022, respectively.
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Revenues:(1)
United States	$344,238	$423,189	$739,426	$1,033,920
Europe and Other	127,545	234,968	280,072	347,033
Latin America	7,596	57	9,349	6,144
Total	$479,379	$658,214	$1,028,847	$1,387,097
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	June 30, 2023	December 31, 2022
Total Assets:
United States	$2,588,041	$2,902,153
Europe and Other	463,403	718,770
Total	$3,051,444	$3,620,923

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
We maintain compensation programs, including base salary, cash, deferred cash and equity bonus awards and benefits programs and manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation, including deferred compensation, reflects our plan to maintain competitive compensation levels to retain key personnel, and it reflects the impact of newly-hired senior professionals upon their start date, including related grants of equity and other awards, which are generally valued at their grant date and recorded in employee compensation and benefits expense over the requisite service period, subject to acceleration in certain cases.
Increasing the number of high-caliber, experienced senior level employees is critical to our growth efforts. In our advisory businesses, these hires, which begin their service throughout any given year, generally do not begin to generate significant revenue in the year they are hired.
Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards, the amount granted of which is a function of performance and market conditions, are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, the expense is generally amortized over the stated vesting period, subject to retirement eligibility. With respect to annual awards, our retirement eligibility criteria generally stipulates that an employee is eligible for retirement if the employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, or if an employee has at least 10 years of continuous service and is at least 60 years of age. Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided they give the minimum advance notice, which is generally six months to one year.
We estimate forfeitures in the aggregate compensation cost to be amortized over the requisite service period of the awards. We periodically monitor our estimated forfeiture rate and adjust our assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative adjustment in the period of the change.
In April 2021, January 2022 and January 2023, our Board of Directors approved the issuance of Class L Interests to certain of our named executive officers, pursuant to which the named executive officers receive a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2022, 2023 and 2024, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2021, 2022 and 2023, respectively. Following the distribution in 2021 and 2022, the Class L Interests were cancelled pursuant to their terms. We record expense related to these distributions in Employee Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Operations and reflect accrued liabilities in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
Our Long-term Incentive Plans provide for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (which ended on December 31, 2020), pursuant to the 2017 Long-term Incentive Plan, and January 1, 2021, pursuant to the 2021 Long-term Incentive Plan. The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan we made cash distributions in 2023, 2022 and 2021. Amounts due pursuant to the 2021 Long-term Incentive Plan are due to be paid, in cash or Class A Shares, at our discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award.
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
Other Expenses
Other Expenses relate to Special Charges, Including Business Realignment Costs, which include the following:
•2023 – Other Expenses for the six months ended June 30, 2023 include expenses related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico

•2022 – Other Expenses for the three and six months ended June 30, 2022 include expenses related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the wind-down of our operations in Mexico
Income from Equity Method Investments
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

Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2023 and 2022. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$374,556	$576,245	(35%)	$837,118	$1,200,809	(30%)
Underwriting Fees	38,200	13,516	183%	61,083	49,822	23%
Commissions and Related Revenue	50,048	52,485	(5%)	98,113	103,383	(5%)
Asset Management and Administration Fees	16,575	15,968	4%	32,533	33,083	(2%)
Other Revenue, Including Interest and Investments	24,221	(23,039)	NM	51,067	(24,818)	NM
Total Revenues	503,600	635,175	(21%)	1,079,914	1,362,279	(21%)
Interest Expense	4,181	4,258	(2%)	8,352	8,508	(2%)
Net Revenues	499,419	630,917	(21%)	1,071,562	1,353,771	(21%)
Expenses
Operating Expenses	441,703	484,203	(9%)	904,021	997,693	(9%)
Other Expenses	—	532	NM	2,921	532	449%
Total Expenses	441,703	484,735	(9%)	906,942	998,225	(9%)
Income Before Income from Equity Method Investments and Income Taxes	57,716	146,182	(61%)	164,620	355,546	(54%)
Income from Equity Method Investments	1,542	2,274	(32%)	3,010	4,786	(37%)
Income Before Income Taxes	59,258	148,456	(60%)	167,630	360,332	(53%)
Provision for Income Taxes	17,097	38,562	(56%)	33,228	73,344	(55%)
Net Income	42,161	109,894	(62%)	134,402	286,988	(53%)
Net Income Attributable to Noncontrolling Interest	4,956	14,267	(65%)	13,819	33,345	(59%)
Net Income Attributable to Evercore Inc.	$37,205	$95,627	(61%)	$120,583	$253,643	(52%)
Diluted Weighted Average Shares of Class A Common Stock Outstanding	39,288	41,108	(4%)	39,863	41,395	(4%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$0.95	$2.33	(59%)	$3.02	$6.13	(51%)
As of June 30, 2023 and 2022, we employed approximately 2,245 and 2,135 people, respectively.
Three Months Ended June 30, 2023 versus June 30, 2022
Net Income Attributable to Evercore Inc. was $37.2 million for the three months ended June 30, 2023, a decrease of $58.4 million, or 61%, compared to $95.6 million for the three months ended June 30, 2022. The changes in our operating results during these periods are described below.
Net Revenues were $499.4 million for the three months ended June 30, 2023, a decrease of $131.5 million, or 21%, versus Net Revenues of $630.9 million for the three months ended June 30, 2022. Advisory Fees decreased $201.7 million, or 35%, Underwriting Fees increased $24.7 million, or 183%, and Commissions and Related Revenue decreased $2.4 million, or 5%, compared to the three months ended June 30, 2022. Asset Management and Administration Fees increased $0.6 million, or 4%, compared to the three months ended June 30, 2022. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, increased $47.3 million compared to the three months ended June 30, 2022, primarily reflecting a shift from losses of $26.4 million in the second quarter of 2022 to gains of $12.2 million in the second quarter of 2023 on our investment funds portfolio due to overall market appreciation, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Total Operating Expenses were $441.7 million for the three months ended June 30, 2023, compared to $484.2 million for the three months ended June 30, 2022, a decrease of $42.5 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $338.4 million for the three months ended June 30, 2023, a decrease of $50.6 million, or 13%, versus expense of $389.0 million for the three months ended June 30, 2022. The decrease in the amount of compensation recognized for the three months ended June 30, 2023 principally reflects a lower accrual for incentive compensation, partially offset by higher amortization of prior period deferred compensation awards and higher base salaries. Non-compensation expenses, as a component of Operating Expenses, were $103.3 million for the three months ended June 30, 2023, an increase of $8.1 million, or 9%, versus $95.2 million for the three months ended June 30, 2022. The increase was primarily driven by an increase in communications and information services, reflecting higher license fees and research expenses, as well as an increase in travel and related expenses, which was impacted by both increased activity and pricing, and charitable contributions made to the Evercore Foundation in the second quarter of 2023. Non-Compensation expenses per employee were approximately $47.2 thousand for the three months ended June 30, 2023, versus $46.2 thousand for the three months ended June 30, 2022.
Total Other Expenses of $0.5 million for the three months ended June 30, 2022 reflected Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the wind-down of our operations in Mexico.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 67.8% for the three months ended June 30, 2023, compared to 61.7% for the three months ended June 30, 2022.
Income from Equity Method Investments was $1.5 million for the three months ended June 30, 2023, compared to $2.3 million for the three months ended June 30, 2022, primarily driven by lower income from Atalanta Sosnoff in the second quarter of 2023. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the three months ended June 30, 2023 was $17.1 million, which reflected an effective tax rate of 28.9%. The provision for income taxes for the three months ended June 30, 2022 was $38.6 million, which reflected an effective tax rate of 26.0%. The provision for income taxes for the three months ended June 30, 2023 and 2022 reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $0.1 million and $0.7 million, respectively.
Net Income Attributable to Noncontrolling Interest was $5.0 million for the three months ended June 30, 2023, compared to $14.3 million for the three months ended June 30, 2022. The decrease in Net Income Attributable to Noncontrolling Interest reflects lower income at Evercore LP during the three months ended June 30, 2023. See Note 12 to our unaudited condensed consolidated financial statements for further information.
Six Months Ended June 30, 2023 versus June 30, 2022
Net Income Attributable to Evercore Inc. was $120.6 million for the six months ended June 30, 2023, a decrease of $133.1 million, or 52%, compared to $253.6 million for the six months ended June 30, 2022. The changes in our operating results during these periods are described below.
Net Revenues were $1.07 billion for the six months ended June 30, 2023, a decrease of $282.2 million, or 21%, versus Net Revenues of $1.35 billion for the six months ended June 30, 2022. Advisory Fees decreased $363.7 million, or 30%, Underwriting Fees increased $11.3 million, or 23%, and Commissions and Related Revenue decreased $5.3 million, or 5%, compared to the six months ended June 30, 2022. Asset Management and Administration Fees decreased $0.6 million, or 2%, compared to the six months ended June 30, 2022. See "Business Segments" and "Liquidity and Capital Resources" below for further information.

Other Revenue, Including Interest and Investments, increased $75.9 million compared to the six months ended June 30, 2022, primarily reflecting a shift from losses of $31.5 million in 2022 to gains of $22.3 million in 2023 on our investment funds portfolio due to overall market appreciation, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills. The increase from 2022 was partially offset by a $1.3 million gain on the sale of a portion of our interests in ABS that occurred during the first quarter of 2022. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Total Operating Expenses were $904.0 million for the six months ended June 30, 2023, compared to $997.7 million for the six months ended June 30, 2022, a decrease of $93.7 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $705.2 million for the six months ended June 30, 2023, a decrease of $113.5 million, or 14%, versus expense of $818.7 million for the six months ended June 30, 2022. The decrease in the amount of compensation recognized for the six months ended June 30, 2023 principally reflects a lower accrual for incentive compensation, partially offset by higher amortization of prior period deferred compensation awards and higher base salaries. Non-compensation expenses, as a component of Operating Expenses, were $198.8 million for the six months ended June 30, 2023, an increase of $19.8 million, or 11%, versus $179.0 million for the six months ended June 30, 2022. The increase was primarily driven by increases in travel and related expenses, which was impacted by both increased activity and pricing, and bad debt expense, as well as charitable contributions made to the Evercore Foundation in 2023. Non-Compensation expenses per employee were approximately $91.8 thousand for the six months ended June 30, 2023, versus $88.2 thousand for the six months ended June 30, 2022.
Total Other Expenses of $2.9 million for the six months ended June 30, 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico. Total Other Expenses of $0.5 million for the six months ended June 30, 2022 reflected Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the wind-down of our operations in Mexico.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 65.8% for the six months ended June 30, 2023, compared to 60.5% for the six months ended June 30, 2022.
Income from Equity Method Investments was $3.0 million for the six months ended June 30, 2023, compared to $4.8 million for the six months ended June 30, 2022, reflecting lower contributions from all of our equity method investments in 2023. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the six months ended June 30, 2023 was $33.2 million, which reflected an effective tax rate of 19.8%. The provision for income taxes for the six months ended June 30, 2022 was $73.3 million, which reflected an effective tax rate of 20.4%. The provision for income taxes for the six months ended June 30, 2023 and 2022 reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $13.8 million and $19.8 million, respectively, which resulted in a reduction in the effective tax rate of 8.2 and 5.5 percentage points for the six months ended June 30, 2023 and 2022, respectively.
Net Income Attributable to Noncontrolling Interest was $13.8 million for the six months ended June 30, 2023, compared to $33.3 million for the six months ended June 30, 2022. The decrease in Net Income Attributable to Noncontrolling Interest reflects lower income at Evercore LP during the six months ended June 30, 2023. See Note 12 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$374,556	$576,245	(35%)	$837,118	$1,200,809	(30%)
Underwriting Fees	38,200	13,516	183%	61,083	49,822	23%
Commissions and Related Revenue	50,048	52,485	(5%)	98,113	103,383	(5%)
Other Revenue, net(1)	19,442	(26,996)	NM	40,743	(34,463)	NM
Net Revenues	482,246	615,250	(22%)	1,037,057	1,319,551	(21%)
Expenses
Operating Expenses	428,344	470,540	(9%)	877,424	971,112	(10%)
Other Expenses	—	532	NM	2,921	532	449%
Total Expenses	428,344	471,072	(9%)	880,345	971,644	(9%)
Operating Income	53,902	144,178	(63%)	156,712	347,907	(55%)
Income from Equity Method Investments(2)	143	164	(13%)	214	538	(60%)
Pre-Tax Income	$54,045	$144,342	(63%)	$156,926	$348,445	(55%)
(1)Includes interest expense on Notes Payable and lines of credit of $4.2 million and $8.4 million for the three and six months ended June 30, 2023, respectively, and $4.3 million and $8.5 million for the three and six months ended June 30, 2022, respectively.
(2)Equity in Luminis and Seneca Evercore is classified within Income from Equity Method Investments.

For the three months ended June 30, 2023, the dollar value of North American announced and completed M&A activity decreased 21% and 41%, respectively, compared to the three months ended June 30, 2022, and the dollar value of Global announced and completed M&A activity decreased 29% and 37%, respectively, compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, the dollar value of North American and Global completed M&A activity over $100 million decreased 43% and 38%, respectively, compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, the dollar value of North American announced and completed M&A activity decreased 33% and 40%, respectively, compared to the six months ended June 30, 2022, and the dollar value of Global announced and completed M&A activity decreased 36% and 43%, respectively, compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, the dollar value of North American and Global completed M&A activity over $100 million decreased 41% and 45%, respectively, compared to the six months ended June 30, 2022.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Industry Statistics ($ in billions)(1)
Value of North American M&A Deals Announced	$360	$453	(21%)	$638	$949	(33%)
Value of North American M&A Deals Completed	$238	$406	(41%)	$537	$889	(40%)
Value of North American M&A Deals Completed Over $100 million	$219	$383	(43%)	$498	$842	(41%)
Value of Global M&A Deals Announced	$757	$1,071	(29%)	$1,324	$2,056	(36%)
Value of Global M&A Deals Completed	$540	$857	(37%)	$1,158	$2,040	(43%)
Value of Global M&A Deals Completed Over $100 million	$485	$785	(38%)	$1,045	$1,886	(45%)
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(2)	236	217	9%	360	354	2%
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(2)	77	100	(23%)	155	186	(17%)
Total Number of Underwriting Transactions(2)	15	7	114%	29	21	38%
Total Number of Underwriting Transactions as a Bookrunner(2)	14	5	180%	26	18	44%
(1) Source: Refinitiv July 11, 2023
(2) Includes Equity and Debt Underwriting Transactions.
Investment Banking & Equities Results of Operations
Three Months Ended June 30, 2023 versus June 30, 2022
Net Revenues were $482.2 million for the three months ended June 30, 2023, compared to $615.3 million for the three months ended June 30, 2022, a decrease of $133.0 million, or 22%. The decrease in revenues for the three months ended June 30, 2023 was primarily driven by a decrease of $201.7 million, or 35%, in Advisory Fees, primarily reflecting a decline in revenue earned from large transactions during the second quarter of 2023. Underwriting Fees increased $24.7 million, or 183%, compared to the three months ended June 30, 2022, reflecting an increase in the number of transactions we participated in due to the increase in overall market issuances. Commissions and Related Revenue decreased $2.4 million, or 5%, compared to the three months ended June 30, 2022, primarily reflecting lower trading revenues. Other Revenue, net, increased $46.4 million compared to the three months ended June 30, 2022, primarily reflecting a shift from losses of $26.4 million in the second quarter of 2022 to gains of $12.2 million in the second quarter of 2023 on our investment funds portfolio due to overall market appreciation, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $428.3 million for the three months ended June 30, 2023, compared to $470.5 million for the three months ended June 30, 2022, a decrease of $42.2 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $328.5 million for the three months ended June 30, 2023, compared to $378.8 million for the three months ended June 30, 2022, a decrease of $50.3 million, or 13%. The decrease in the amount of compensation recognized for the three months ended June 30, 2023 principally reflects a lower accrual for incentive compensation, partially offset by higher amortization of prior period deferred compensation awards and higher base salaries. Non-compensation expenses, as a component of Operating Expenses, were $99.8 million for the three months ended June 30, 2023, compared to $91.7 million for the three months ended June 30, 2022, an increase of $8.1 million, or 9%. Non-compensation operating expenses increased from the prior year period, primarily driven by an increase in communications and information services, reflecting higher license fees and research expenses, as well as an increase in travel and related expenses, which was impacted by both increased activity and pricing, and charitable contributions made to the Evercore Foundation in the second quarter of 2023.

Total Other Expenses of $0.5 million for the three months ended June 30, 2022 reflected Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the wind-down of our operations in Mexico.
Six Months Ended June 30, 2023 versus June 30, 2022
Net Revenues were $1.04 billion for the six months ended June 30, 2023, compared to $1.32 billion for the six months ended June 30, 2022, a decrease of $282.5 million, or 21%. The decrease in revenues for the six months ended June 30, 2023 was primarily driven by a decrease of $363.7 million, or 30%, in Advisory Fees, primarily reflecting a decline in revenue earned from large transactions during 2023. Underwriting Fees increased $11.3 million, or 23%, compared to the six months ended June 30, 2022, reflecting an increase in the number of transactions we participated in due to the increase in overall market issuances. Commissions and Related Revenue decreased $5.3 million, or 5%, compared to the six months ended June 30, 2022, primarily reflecting lower trading revenues. Other Revenue, net, increased $75.2 million compared to the six months ended June 30, 2022, primarily reflecting a shift from losses of $31.5 million in 2022 to gains of $22.3 million in 2023 on our investment funds portfolio due to overall market appreciation, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills.
Operating Expenses were $877.4 million for the six months ended June 30, 2023, compared to $971.1 million for the six months ended June 30, 2022, a decrease of $93.7 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $685.5 million for the six months ended June 30, 2023, compared to $798.7 million for the six months ended June 30, 2022, a decrease of $113.2 million, or 14%. The decrease in the amount of compensation recognized for the six months ended June 30, 2023 principally reflects a lower accrual for incentive compensation, partially offset by higher amortization of prior period deferred compensation awards and higher base salaries. Non-compensation expenses, as a component of Operating Expenses, were $191.9 million for the six months ended June 30, 2023, compared to $172.4 million for the six months ended June 30, 2022, an increase of $19.5 million, or 11%. Non-compensation operating expenses increased from the prior year period, primarily driven by increases in travel and related expenses, which was impacted by both increased activity and pricing, and bad debt expense, as well as charitable contributions made to the Evercore Foundation in 2023.
Other Expenses of $2.9 million for the six months ended June 30, 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico. Total Other Expenses of $0.5 million for the six months ended June 30, 2022 reflected Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the wind-down of our operations in Mexico.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$16,575	$15,968	4%	$32,533	$33,083	(2%)
Other Revenue, net(1)	598	(301)	NM	1,972	1,137	73%
Net Revenues	17,173	15,667	10%	34,505	34,220	1%
Expenses
Operating Expenses	13,359	13,663	(2%)	26,597	26,581	—%
Total Expenses	13,359	13,663	(2%)	26,597	26,581	—%
Operating Income	3,814	2,004	90%	7,908	7,639	4%
Income from Equity Method Investments(2)	1,399	2,110	(34%)	2,796	4,248	(34%)
Pre-Tax Income	$5,213	$4,114	27%	$10,704	$11,887	(10%)
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
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV (together the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI (through January 1, 2022). In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of June 30, 2023, $0.4 million of previously distributed carried interest received from the funds was subject to repayment.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments. During the first quarter of 2022, we sold a portion of our interests in ABS. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Assets Under Management
AUM in our Wealth Management business of $11.5 billion at June 30, 2023 increased $1.0 billion, or 9%, compared to $10.5 billion at December 31, 2022. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 75% and 74% of Level 1 investments, 20% and 21% of Level 2 investments and 5% and 5% of Level 3 investments as of June 30, 2023 and December 31, 2022, respectively.

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
The following table summarizes AUM activity for Wealth Management for the six months ended June 30, 2023:

(dollars in millions)
Balance at December 31, 2022	$10,537
Inflows	425
Outflows	(512)
Market Appreciation	1,038
Balance at June 30, 2023	$11,488

Unconsolidated Affiliates - Balance at June 30, 2023:
Atalanta Sosnoff	$7,129
ABS	$6,716

The following table represents the composition of AUM for Wealth Management as of June 30, 2023:

Equities	63%
Fixed Income	20%
Liquidity(1)	12%
Alternatives	5%
Total	100%
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
For the six months ended June 30, 2023, AUM for Wealth Management increased 9%, reflecting a 10% increase due to market appreciation, partially offset by a 1% decrease due to flows. Performance for the six months ended June 30, 2023 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 2% and 1%, respectively
•Wealth Management lagged the fixed income composite on a 1-year basis by approximately 20 basis points and outperformed the fixed income composite on 3-year basis by approximately 30 basis points
•The S&P 500 and fixed income composite were each up approximately 17% and 1%, respectively
AUM from our unconsolidated affiliates increased 5% compared to December 31, 2022, reflecting increases in both Atalanta Sosnoff and ABS.

Three Months Ended June 30, 2023 versus June 30, 2022
Net Revenues were $17.2 million for the three months ended June 30, 2023, compared to $15.7 million for the three months ended June 30, 2022, an increase of $1.5 million, or 10%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $0.6 million, or 4%, for the three months ended June 30, 2023 as associated AUM increased 10%, primarily from market appreciation.
Operating Expenses were $13.4 million for the three months ended June 30, 2023, compared to $13.7 million for the three months ended June 30, 2022, a decrease of $0.3 million, or 2%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $9.9 million for the three months ended June 30, 2023, compared to $10.2 million for the three months ended June 30, 2022, a decrease of $0.3 million, or 3%. Non-Compensation expenses, as a component of Operating Expenses, were $3.5 million for the three months ended June 30, 2023, flat compared to the three months ended June 30, 2022.
Income from Equity Method Investments decreased 34% from the three months ended June 30, 2022, primarily driven by lower income earned by Atalanta Sosnoff in the second quarter of 2023. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Six Months Ended June 30, 2023 versus June 30, 2022
Net Revenues were $34.5 million for the six months ended June 30, 2023, compared to $34.2 million for the six months ended June 30, 2022, an increase of $0.3 million, or 1%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios decreased $0.6 million, or 2%, for the six months ended June 30, 2023.
Operating Expenses were $26.6 million for the six months ended June 30, 2023, flat compared to the six months ended June 30, 2022. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $19.7 million for the six months ended June 30, 2023, compared to $20.0 million for the six months ended June 30, 2022, a decrease of $0.3 million, or 2%. Non-Compensation expenses, as a component of Operating Expenses, were $6.9 million for the six months ended June 30, 2023, compared to $6.6 million for the six months ended June 30, 2022, an increase of $0.3 million, or 5%.
Income from Equity Method Investments decreased 34% from the six months ended June 30, 2022, primarily driven by lower income earned by Atalanta Sosnoff in 2023. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of fees and the payment of operating expenses, including incentive compensation to our employees and interest expense on our Notes Payable and lines of credit, and the payment of income taxes. Advisory and Underwriting fees are generally collected within 90 days of billing. However, placement fees may be collected within 180 days of billing, with fees related to private funds capital raising and certain fees related to the private capital businesses being collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management business are generally billed and collected within 90 days. We traditionally pay a substantial portion of incentive compensation during the first three months of each calendar year with respect to the prior year's results and prior years' deferred compensation. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are generally funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to invest our cash in highly liquid securities or bank certificates of deposit, deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares (including for the net settlement of RSUs), and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. If required, we may periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Six Months Ended June 30,
	2023	2022

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$134,402	$286,988
Non-cash charges	273,495	297,567
Other operating activities	(613,446)	(753,175)
Operating activities	(205,549)	(168,620)
Investing activities	480,373	615,595
Financing activities	(433,461)	(561,818)
Effect of exchange rate changes	15,988	(19,056)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(142,649)	(133,899)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	672,123	587,293
End of Period	$529,474	$453,394
Six Months Ended June 30, 2023. Cash, Cash Equivalents and Restricted Cash were $529.5 million at June 30, 2023, a decrease of $142.6 million versus Cash, Cash Equivalents and Restricted Cash of $672.1 million at December 31, 2022. Operating activities resulted in a net outflow of $205.5 million, primarily related to the payment of 2022 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2023, partially offset by earnings. Cash of $480.4 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities and certificates of deposit, partially offset by purchases of equipment and leasehold improvements. Financing activities during the period used cash of $433.5 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, and dividends and distributions to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions - which may result from the current or anticipated impact of inflation, changes in the level of interest rates, changes in the availability of financing, supply chain disruptions, an evolving regulatory environment, climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events - the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame, and in an amount sufficient, to match any decreases in revenue relating to changes in market and economic conditions. Likewise, our liquidity may be adversely impacted by our contractual obligations, including lease obligations. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our Investment Management clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred.

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
Treasury Purchases
We periodically repurchase Class A Shares and/or LP Units into Treasury (including through the net settlement of equity awards) in order to offset the dilutive effect of equity awards granted as compensation (see Note 14 to our unaudited condensed consolidated financial statements for further information), or amounts in excess of that if management's review, discussed above, determines adequate cash is available. The amount of cash required for these share repurchases is a function of the mix of equity and deferred cash compensation awarded for the annual bonus awards (see further discussion on deferred compensation under Other Commitments below). In addition, we may, from time to time, purchase noncontrolling interests in subsidiaries.
On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2023, we repurchased 1,752,488 Class A Shares, at an average cost per share of $126.27, for $221.2 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2023, we repurchased 936,677 Class A Shares, at an average cost per share of $131.27, for $123.0 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 2,689,165 Class A Shares repurchased during the six months ended June 30, 2023 were acquired for aggregate purchase consideration of $344.2 million, at an average cost per share of $128.01.
Noncontrolling Interest Purchases
During the second quarter of 2023, we purchased, at fair value, an additional 0.7% of the EWM Class A Units for $2.0 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.2 million and a decrease to Additional-Paid-In-Capital of $1.8 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2023.
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
On December 31, 2021, we purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54.3 million. Our consideration for this transaction included the payment of $6.0 million of cash in 2021, $27.7 million of cash during the six months ended June 30, 2022, and contingent cash consideration which is due to be settled in early 2024. We paid $0.7 million of this contingent cash consideration during the six months ended June 30, 2023. The fair value of the remaining contingent consideration is $2.6 million as of June 30, 2023, $2.2 million of which is included within Payable to Employees and Related Parties and the remainder of which is included within Other Current Liabilities on our Unaudited Condensed Consolidated Statements of Financial Condition, and $6.1 million as of December 31, 2022, $1.1 million of which was included within Other Current Liabilities and the remainder of which was included within Other Long-term Liabilities on our Unaudited Condensed Consolidated Statements of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The decline in the fair value of contingent consideration reduced Other Operating Expenses by $2.5 million for the three and six months ended June 30, 2023, and $2.7 million and $3.3 million for the three and six months ended June 30, 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, we also issued a payment in the first quarter of 2023 and will issue another payment in early 2024, contingent on continued employment. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments will also be dependent on the RECA business achieving certain revenue performance targets.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of June 30, 2023, we were in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2023, we were in compliance with all of these covenants.
2021 Private Placement Notes
On March 29, 2021, we issued $38.0 million aggregate principal amount of our 1.97% Series I Notes, pursuant to the 2021 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.

Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2023, we were in compliance with all of these covenants.
2022 Private Placement Notes
On June 28, 2022, we issued $67.0 million aggregate principal amount of our 4.61% Series J Notes, pursuant to the 2022 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of June 30, 2023, we were in compliance with all of these covenants.
Lines of Credit
East entered into a loan agreement with PNC for a revolving credit facility, as amended on June 29, 2023, in an aggregate principal amount of up to $30.0 million to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of June 30, 2023. The interest rate provisions are Daily SOFR plus 161 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at June 30, 2023.
East entered into an additional loan agreement with PNC for a revolving credit facility, as amended on June 29, 2023, in an aggregate principal amount of up to $55.0 million to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of June 30, 2023. Drawings under this facility bear interest at Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at June 30, 2023.
EGL entered into a subordinated revolving credit facility with PNC, as amended on October 31, 2022, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at June 30, 2023.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.6 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. See Note 15 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
As of June 30, 2023, our current and former Senior Managing Directors owned an aggregate of approximately 1.7 million vested Class A LP Units, 0.4 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.3 million vested Class K LP Units. In addition, 0.8 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of June 30, 2023. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2023 included $520.6 million of Cash and Cash Equivalents and $962.1 million of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of June 30, 2023, the fair value of our investments with these products, based on closing prices, was $154.2 million. We had net realized and unrealized gains of $11.6 million and $21.1 million for the three and six months ended June 30, 2023, respectively, from our exchange-traded funds portfolio. See Note 6 to our unaudited condensed consolidated financial statements for further information.

We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $15.4 million, $30.8 million and $46.3 million, respectively, for the three months ended June 30, 2023.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.6 million for the three months ended June 30, 2023.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2023, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was a gain of $11.5 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Periodically, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. We entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30.0 million British Pounds sterling for $36.9 million, which will settle during the third quarter of 2023. The contract is recorded at its fair value of $1.2 million as of June 30, 2023, and is included within Other Current Assets on our Unaudited Condensed Consolidated Statement of Financial Condition.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of approximately $5.3 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023 and December 31, 2022, total receivables recorded in Accounts Receivable amounted to $322.8 million and $385.1 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $63.8 million and $64.1 million, respectively.

Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of June 30, 2023, total contract assets recorded in Other Current Assets and Other Assets amounted to $53.0 million and $17.9 million, respectively. As of December 31, 2022, total contract assets recorded in Other Current Assets and Other Assets amounted to $110.5 million and $8.0 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills and notes, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2023, we had Investment Securities of $907.7 million, of which 83% were treasury bills and notes.
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
Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2023	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	26,255	$114.36	23,868	7,583,754
February 1 to February 28	2,065,342	132.48	1,155,185	6,428,569
March 1 to March 31	60,984	130.37	58,331	6,370,238
Total January 1 to March 31	2,152,581	$132.20	1,237,384	6,370,238

April 1 to April 30	1,434	$114.81	—	6,370,238
May 1 to May 31	371,138	108.49	354,134	6,016,104
June 1 to June 30	164,012	117.32	160,970	5,855,134
Total April 1 to June 30	536,584	$111.20	515,104	5,855,134

Total January 1 to June 30	2,689,165	$128.01	1,752,488	5,855,134

(1)Includes the repurchase of 915,197 and 21,480 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2023 and June 30, 2023, respectively.
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

10.1
Amendment to Loan Agreement (Secured Facility), dated June 29, 2023, by and among Evercore Partners Services East L.L.C., Evercore LP, Evercore Group Holdings L.P., Evercore Group L.L.C. and PNC Bank, National Association (filed herewith)

10.2
Amendment to Loan Agreement (Unsecured Facility), dated June 29, 2023, by and among Evercore Partners Services East L.L.C., Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: August 3, 2023

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ TIM LALONDE
Name:	Tim LaLonde
Title:	Chief Financial Officer