Form 10-Q
period 2023-09-30
Evercore Inc.
filed 2023-11-02
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 20, 2023 was 37,672,572. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 20, 2023 was 45 (excluding 55 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and Cash Equivalents	$492,590	$663,400
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $433,476 and $802,652 at September 30, 2023 and December 31, 2022, respectively)	1,137,620	1,432,716
Accounts Receivable (net of allowances of $5,154 and $4,683 at September 30, 2023 and December 31, 2022, respectively)	332,993	385,131
Receivable from Employees and Related Parties	26,423	21,914
Other Current Assets	141,203	203,570
Total Current Assets	2,130,829	2,706,731
Investments	42,525	43,047
Deferred Tax Assets	264,592	257,166
Operating Lease Right-of-Use Assets	387,426	237,561
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $205,636 and $187,077 at September 30, 2023 and December 31, 2022, respectively)	142,500	143,268
Goodwill	123,544	123,285
Other Assets	134,382	109,865
Total Assets	$3,225,798	$3,620,923
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$422,201	$918,489
Accounts Payable and Accrued Expenses	28,964	28,807
Payable to Employees and Related Parties	32,127	41,235
Operating Lease Liabilities	34,984	37,968
Taxes Payable	2,859	9,842
Other Current Liabilities	42,226	34,195
Total Current Liabilities	563,361	1,070,536
Operating Lease Liabilities	438,146	278,078
Notes Payable	372,419	371,774
Amounts Due Pursuant to Tax Receivable Agreements	61,279	61,169
Other Long-term Liabilities	136,125	112,948
Total Liabilities	1,571,330	1,894,505
Commitments and Contingencies (Note 15)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 81,987,589 and 79,686,375 issued at September 30, 2023 and December 31, 2022, respectively, and 37,662,786 and 38,347,262 outstanding at September 30, 2023 and December 31, 2022, respectively)	820	797
Class B, par value $0.01 per share (1,000,000 shares authorized, 45 and 50 issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	—	—
Additional Paid-In Capital	3,088,014	2,861,775
Accumulated Other Comprehensive Income (Loss)	(27,925)	(27,942)
Retained Earnings	1,842,910	1,768,098
Treasury Stock at Cost (44,324,803 and 41,339,113 shares at September 30, 2023 and December 31, 2022, respectively)	(3,450,970)	(3,065,917)
Total Evercore Inc. Stockholders' Equity	1,452,849	1,536,811
Noncontrolling Interest	201,619	189,607
Total Equity	1,654,468	1,726,418
Total Liabilities and Equity	$3,225,798	$3,620,923

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Investment Banking & Equities:
Advisory Fees	$467,401	$488,224	$1,304,519	$1,689,033
Underwriting Fees	30,814	28,697	91,897	78,519
Commissions and Related Revenue	48,697	49,200	146,810	152,583
Asset Management and Administration Fees	17,304	15,641	49,837	48,724
Other Revenue, Including Interest and Investments	10,188	(637)	61,255	(25,455)
Total Revenues	574,404	581,125	1,654,318	1,943,404
Interest Expense	4,184	4,188	12,536	12,696
Net Revenues	570,220	576,937	1,641,782	1,930,708
Expenses
Employee Compensation and Benefits	391,730	355,794	1,096,976	1,174,500
Occupancy and Equipment Rental	22,094	19,680	63,994	58,465
Professional Fees	28,390	29,294	79,992	81,207
Travel and Related Expenses	13,465	12,862	46,090	35,474
Communications and Information Services	18,435	15,333	52,006	45,745
Depreciation and Amortization	5,848	7,065	18,373	20,772
Execution, Clearing and Custody Fees	3,115	2,378	8,845	7,806
Special Charges, Including Business Realignment Costs	—	—	2,921	532
Other Operating Expenses	10,317	4,132	31,139	20,262
Total Expenses	493,394	446,538	1,400,336	1,444,763
Income Before Income from Equity Method Investments and Income Taxes	76,826	130,399	241,446	485,945
Income from Equity Method Investments	1,664	2,027	4,674	6,813
Income Before Income Taxes	78,490	132,426	246,120	492,758
Provision for Income Taxes	19,717	40,790	52,945	114,134
Net Income	58,773	91,636	193,175	378,624
Net Income Attributable to Noncontrolling Interest	6,625	9,198	20,444	42,543
Net Income Attributable to Evercore Inc.	$52,148	$82,438	$172,731	$336,081
Net Income Attributable to Evercore Inc. Common Shareholders	$52,148	$82,438	$172,731	$336,081
Weighted Average Shares of Class A Common Stock Outstanding
Basic	37,823	39,114	38,179	39,375
Diluted	40,000	40,527	39,907	41,104
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$1.38	$2.11	$4.52	$8.54
Diluted	$1.30	$2.03	$4.33	$8.18

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$58,773	$91,636	$193,175	$378,624
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	21	1,186	(3,229)	1,493
Foreign Currency Translation Adjustment Gain (Loss), net	(8,301)	(22,597)	3,213	(44,136)
Other Comprehensive Income (Loss)	(8,280)	(21,411)	(16)	(42,643)
Comprehensive Income	50,493	70,225	193,159	335,981
Comprehensive Income Attributable to Noncontrolling Interest	5,878	7,210	20,411	38,608
Comprehensive Income Attributable to Evercore Inc.	$44,615	$63,015	$172,748	$297,373

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended September 30, 2023
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2023	81,914,589	$819	$3,011,969	$(20,392)	$1,823,412	(44,028,278)	$(3,410,153)	$198,925	$1,604,580
Net Income	—	—	—	—	52,148	—	—	6,625	58,773
Other Comprehensive Income (Loss)	—	—	—	(7,533)	—	—	—	(747)	(8,280)
Treasury Stock Purchases	—	—	—	—	—	(296,525)	(40,817)	—	(40,817)
Evercore LP Units Exchanged for Class A Common Stock	37,565	1	3,629	—	—	—	—	(2,354)	1,276
Equity-based Compensation Awards	35,435	—	72,416	—	—	—	—	6,538	78,954
Dividends	—	—	—	—	(32,650)	—	—	—	(32,650)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(7,368)	(7,368)
Balance at September 30, 2023	81,987,589	$820	$3,088,014	$(27,925)	$1,842,910	(44,324,803)	$(3,450,970)	$201,619	$1,654,468

	For the Nine Months Ended September 30, 2023
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2022	79,686,375	$797	$2,861,775	$(27,942)	$1,768,098	(41,339,113)	$(3,065,917)	$189,607	$1,726,418
Net Income	—	—	—	—	172,731	—	—	20,444	193,175
Other Comprehensive Income (Loss)	—	—	—	17	—	—	—	(33)	(16)
Treasury Stock Purchases	—	—	—	—	—	(2,985,690)	(385,053)	—	(385,053)
Evercore LP Units Exchanged for Class A Common Stock	82,368	1	7,450	—	—	—	—	(5,128)	2,323
Equity-based Compensation Awards	2,218,846	22	220,633	—	—	—	—	19,173	239,828
Dividends	—	—	—	—	(97,919)	—	—	—	(97,919)
Noncontrolling Interest (Note 12)	—	—	(1,844)	—	—	—	—	(22,444)	(24,288)
Balance at September 30, 2023	81,987,589	$820	$3,088,014	$(27,925)	$1,842,910	(44,324,803)	$(3,450,970)	$201,619	$1,654,468

	For the Three Months Ended September 30, 2022
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2022	79,597,763	$796	$2,746,245	$(31,371)	$1,607,976	(40,460,685)	$(2,973,087)	$170,150	$1,520,709
Net Income	—	—	—	—	82,438	—	—	9,198	91,636
Other Comprehensive Income (Loss)	—	—	—	(19,423)	—	—	—	(1,988)	(21,411)
Treasury Stock Purchases	—	—	—	—	—	(335,939)	(33,162)	—	(33,162)
Evercore LP Units Exchanged for Class A Common Stock	850	—	47	—	—	—	—	(47)	—
Equity-based Compensation Awards	33,743	—	63,839	—	—	—	—	5,403	69,242
Dividends	—	—	—	—	(30,935)	—	—	—	(30,935)
Noncontrolling Interest (Note 12)	—	—	(1,598)	—	—	—	—	(6,641)	(8,239)
Balance at September 30, 2022	79,632,356	$796	$2,808,533	$(50,794)	$1,659,479	(40,796,624)	$(3,006,249)	$176,075	$1,587,840

	For the Nine Months Ended September 30, 2022
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2021	74,804,288	$748	$2,458,779	$(12,086)	$1,418,382	(36,900,858)	$(2,545,452)	$314,910	$1,635,281
Net Income	—	—	—	—	336,081	—	—	42,543	378,624
Other Comprehensive Income (Loss)	—	—	—	(38,708)	—	—	—	(3,935)	(42,643)
Treasury Stock Purchases	—	—	—	—	—	(3,895,766)	(460,797)	—	(460,797)
Evercore LP Units Exchanged for Class A Common Stock	2,573,455	26	163,736	—	—	—	—	(159,354)	4,408
Equity-based Compensation Awards	2,254,613	22	188,977	—	—	—	—	17,932	206,931
Dividends	—	—	—	—	(94,984)	—	—	—	(94,984)
Noncontrolling Interest (Note 12)	—	—	(2,959)	—	—	—	—	(36,021)	(38,980)
Balance at September 30, 2022	79,632,356	$796	$2,808,533	$(50,794)	$1,659,479	(40,796,624)	$(3,006,249)	$176,075	$1,587,840

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net Income	$193,175	$378,624
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(18,160)	27,305
Equity Method Investments, Including Gain on Sale	769	3,291
Equity-Based and Other Deferred Compensation	393,633	357,401
Noncash Lease Expense	31,599	27,096
Depreciation, Amortization and Accretion, net	7,061	21,579
Bad Debt Expense	5,007	4,905
Deferred Taxes	(4,613)	(11,300)
Decrease (Increase) in Operating Assets:
Investment Securities	8,315	(1,541)
Accounts Receivable	48,680	30,729
Receivable from Employees and Related Parties	(4,499)	1,817
Other Assets	37,931	(15,036)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(622,834)	(636,901)
Accounts Payable and Accrued Expenses	2,085	3,475
Payables to Employees and Related Parties	(11,916)	5,826
Taxes Payable	(6,983)	(12,537)
Other Liabilities	(16,926)	(27,560)
Net Cash Provided by Operating Activities	42,324	157,173
Cash Flows From Investing Activities
Investments Purchased	(37)	—
Proceeds from Sale of Investments	—	18,300
Distributions of Private Equity Investments	72	238
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	2,894,653	2,326,799
Purchases of Investment Securities	(2,624,225)	(1,893,948)
Maturity of Certificates of Deposit	129,974	217,837
Purchase of Certificates of Deposit	(91,414)	(231,639)
Purchase of Furniture, Equipment and Leasehold Improvements	(18,558)	(19,072)
Net Cash Provided by Investing Activities	290,465	418,515
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	733	300
Distributions to Noncontrolling Interests	(23,019)	(38,970)
Payment of Notes Payable	—	(67,000)
Issuance of Notes Payable	—	67,000
Debt Issuance Costs and Make-Whole Amount	—	(1,826)
Purchase of Treasury Stock and Noncontrolling Interests	(389,262)	(491,936)
Dividends	(99,056)	(99,082)
Net Cash Provided by (Used in) Financing Activities	(510,604)	(631,514)
Effect of Exchange Rate Changes on Cash	7,144	(49,296)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(170,671)	(105,122)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	672,123	587,293
Cash, Cash Equivalents and Restricted Cash – End of Period	$501,452	$482,171
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$9,889	$10,954
Payments for Income Taxes	$69,479	$165,021
Accrued Dividends	$12,717	$11,245
Settlement of Sale of Trilantic VI	$—	$9,188
Settlement of Contingent Consideration	$—	$1,083

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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada") and Evercore Asia Limited ("Evercore Hong Kong") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong (as of September 30, 2023 for Evercore Hong Kong), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong assets of $374,966 and liabilities of $164,010 at September 30, 2023 and assets of $584,192 and liabilities of $247,884 at December 31, 2022.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Note 3 – Recent Accounting Pronouncements
The Company did not adopt any new accounting standards that had a material impact on the Company's unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2023. The Company continues to monitor recently issued accounting standards to assess the impact on our unaudited condensed consolidated financial statements.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Banking & Equities:
Advisory Fees	$467,401	$488,224	$1,304,519	$1,689,033
Underwriting Fees	30,814	28,697	91,897	78,519
Commissions and Related Revenue	48,697	49,200	146,810	152,583
Total Investment Banking & Equities	$546,912	$566,121	$1,543,226	$1,920,135

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$17,304	$15,641	$49,837	$48,724
Total Investment Management	$17,304	$15,641	$49,837	$48,724
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the nine months ended September 30, 2023 and 2022 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Nine Months Ended September 30, 2023
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2023	$385,131	$64,139	$110,468	$8,028	$5,071	$—
Increase (Decrease)	(52,138)	14,878	(67,412)	(622)	3,092	—
Balance at September 30, 2023	$332,993	$79,017	$43,056	$7,406	$8,163	$—

	For the Nine Months Ended September 30, 2022
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2022	$351,668	$87,764	$14,092	$12,945	$9,257	$147
Increase (Decrease)	(47,943)	(30,723)	15,992	(8,963)	(776)	—
Balance at September 30, 2022	$303,725	$57,041	$30,084	$3,982	$8,481	$147
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
The Company recognized revenue of $6,284 and $14,474 on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023, respectively, and $6,079 and $16,584 for the three and nine months ended September 30, 2022, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning Balance	$8,712	$1,447	$4,683	$2,704
Bad debt expense, net of reversals	(290)	3,402	5,007	4,905
Write-offs, foreign currency translation and other adjustments	(3,268)	(497)	(4,536)	(3,257)
Ending Balance	$5,154	$4,352	$5,154	$4,352
The change in the balance during the three months ended September 30, 2023 is primarily related to the write-off of aged receivables. The change in the balance during the nine months ended September 30, 2023 is primarily related an increase in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of September 30, 2023, by year of origination:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	Amortized Carrying Value by Origination Year
	2023	2022	2021	2020	2019	Total
Long-term Accounts Receivable and Long-Term Contract Assets	$40,249	$31,138	$11,564	$2,904	$568	$86,423
Note 5 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $277 and $4,217 for the three and nine months ended September 30, 2023, respectively, and $1,097 and $8,208 for the three and nine months ended September 30, 2022, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $22,113 and $16,928 as of September 30, 2023 and December 31, 2022, respectively. See Note 14 for further information.
Note 6 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Debt Securities	$433,496	$807,135
Equity Securities	272	335
Debt Securities Carried by EGL	471,016	365,638
Investment Funds	148,673	136,718
Total Investment Securities, at fair value	$1,053,457	$1,309,826

Certificates of Deposit, at contract value	84,163	122,890

Total Investment Securities and Certificates of Deposit	$1,137,620	$1,432,716
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
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $69 and $262 for the three and nine months ended September 30, 2023, respectively, and $1,936 and $2,284 for the three and nine months ended September 30, 2022, respectively. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($48) and ($241) for the three and nine months ended September 30, 2023 and ($342) and ($365) for the three and nine months ended September 30, 2022, respectively.
Gross realized losses included within Other Revenue, Including Interest and Investments, were ($261) for the nine months ended September 30, 2023, and ($34) for the nine months ended September 30, 2022.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $250,000 and $1,493,992 for the three and nine months ended September 30, 2023, respectively, and $233,638 and $997,349 for the three and nine months ended September 30, 2022, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Scheduled maturities of the Company's available-for-sale debt securities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$432,499	$432,533	$800,710	$805,190
Due after one year through five years	977	963	1,942	1,945
Total	$433,476	$433,496	$802,652	$807,135
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at September 30, 2023 and has not recorded a credit allowance on these securities.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized losses of ($286) and ($63) for the three and nine months ended September 30, 2023, respectively, and ($131) and ($579) for the three and nine months ended September 30, 2022, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains of $129 and $147 for the three and nine months ended September 30, 2023, respectively, and $1,013 and $1,541 for the three and nine months ended September 30, 2022, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($5,541) and $15,515 for the three and nine months ended September 30, 2023, respectively, (of which ($5,541) and $10,709, respectively, were net unrealized gains (losses)) and ($7,454) and ($38,970) for the three and nine months ended September 30, 2022, respectively, (of which ($7,454) and ($54,670), respectively, were net unrealized losses).
Certificates of Deposit
At September 30, 2023 and December 31, 2022, the Company held certificates of deposit of $84,163 and $122,890, respectively, with certain banks with original maturities of four months or less when purchased.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
ABS	$18,277	$19,387
Atalanta Sosnoff	10,664	10,717
Luminis	6,386	6,092
Seneca Evercore	727	706
Total	$36,054	$36,902

ABS
The Company has an investment accounted for under the equity method of accounting in ABS. At September 30, 2023, the Company's ownership interest in ABS was 26%. This investment resulted in earnings of $1,066 and $3,136 for the three and nine months ended September 30, 2023, respectively, and $1,043 and $3,413 for the three and nine months ended September 30, 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
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
Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At September 30, 2023, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $418 and $1,144 for the three and nine months ended September 30, 2023, respectively, and $533 and $2,411 for the three and nine months ended September 30, 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
The Company has an investment accounted for under the equity method of accounting in Luminis. At September 30, 2023, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $53 and $350 for the three and nine months ended September 30, 2023, respectively, and $397 and $787 for the three and nine months ended September 30, 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At September 30, 2023, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings of $127 and $44 for the three and nine months ended September 30, 2023, respectively, and $54 and $202 for the three and nine months ended September 30, 2022, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 for each of the three months ended September 30, 2023 and 2022 and $237 for each of the nine months ended September 30, 2023 and 2022.
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
A summary of the Company's investments in the private equity funds as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Glisco II, Glisco III and Glisco IV	$3,992	$3,602
Trilantic IV and Trilantic V	1,870	1,939
Total Private Equity Funds	$5,862	$5,541
Net realized and unrealized gains on private equity fund investments were $54 and $694 for the three and nine months ended September 30, 2023, respectively, and $308 and $244 for the three and nine months ended September 30, 2022, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2023, $317 of previously distributed carried interest received from the funds was subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,430 and $3,166 included in its Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2023 and December 31, 2022, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of September 30, 2023 and December 31, 2022 was $5,613 and $5,385, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $609 and $604 as of September 30, 2023 and December 31, 2022, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 8 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $14,320 and $41,817 for the three and nine months ended September 30, 2023, respectively, and $13,148 and $38,757 for the three and nine months ended September 30, 2022, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $1,545 and $4,434 for the three and nine months ended September 30, 2023, respectively, and $1,781 and $5,425 for the three and nine months ended September 30, 2022, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,725 and $5,637 as of September 30, 2023 and December 31, 2022, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,416 and $4,201 for the three and nine months ended September 30, 2023, respectively, and $1,205 and $3,706 for the three and nine months ended September 30, 2022, respectively.
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
The Company incurred net operating cash outflows of $37,282 and $44,718 for the nine months ended September 30, 2023 and 2022, respectively, related to its operating leases, which was net of cash received from lease incentives of $3,056 and $867 for the nine months ended September 30, 2023 and 2022, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$24,889	$4,538	$182,504	$11,743

			September 30, 2023	September 30, 2022
Weighted-average remaining lease term - operating leases			10.9 years	10.6 years
Weighted-average discount rate - operating leases			4.54%	3.91%
In the second and third quarters of 2023, the Company's lease for certain floors at 55 East 52nd St., New York, New York commenced. The lease term will end on December 31, 2035. New Right-of-Use Assets obtained in exchange for new operating lease liabilities above for the three and nine months ended September 30, 2023 includes $20,773 and $156,375, respectively, related to this space. In December 2022, the Company entered into a lease agreement to take on 38 rentable square feet in New York, New York. The Company's lease of this space commenced in January 2023 and the lease term will end on December 31, 2035.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
As of September 30, 2023, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2023 (October 1 through December 31)	$11,224
2024	46,882
2025	66,150
2026	63,555
2027	50,079
Thereafter	387,056
Total lease payments	624,946
Less: Tenant Improvement Allowances	(10,311)
Less: Imputed Interest	(141,505)
Present value of lease liabilities	473,130
Less: Current lease liabilities	(34,984)
Long-term lease liabilities	$438,146
The Company has entered into certain lease agreements which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence by the end of 2023 and will have lease terms of 1 to 3 years once they have commenced. The additional future payments under these arrangements are $197 as of September 30, 2023.
In conjunction with its lease agreements at 55 East 52nd St., New York, New York, the Company has an option, subject to definitive documentation, to take on an additional three floors, which it exercised during October 2023. The Company anticipates that it will take possession of this space by the end of 2024 and the lease term will end on December 31, 2035.
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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$471,016	$—	$—	$471,016
Other Debt and Equity Securities(1)	437,538	—	—	437,538
Investment Funds	148,673	—	—	148,673
Total Assets Measured At Fair Value	$1,057,227	$—	$—	$1,057,227

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$365,638	$—	$—	$365,638
Other Debt and Equity Securities(1)	815,409	—	—	815,409
Investment Funds	136,718	—	—	136,718
Total Assets Measured At Fair Value	$1,317,765	$—	$—	$1,317,765
(1)Includes $3,770 and $7,939 of treasury bills classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		September 30, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$488,820	$488,820	$—	$—	$488,820
Certificates of Deposit	84,163	—	84,163	—	84,163
Receivables(1)	412,010	—	409,108	—	409,108
Contract Assets(2)	50,462	—	49,896	—	49,896
Closely-held Equity Securities	609	—	—	609	609
Financial Liabilities:
Accounts Payable and Accrued Expenses	$28,964	$—	$28,964	$—	$28,964
Payable to Employees and Related Parties	32,127	—	32,127	—	32,127
Notes Payable	372,419	—	343,179	—	343,179

		December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$655,461	$655,461	$—	$—	$655,461
Certificates of Deposit	122,890	—	122,890	—	122,890
Receivables(1)	449,270	—	447,051	—	447,051
Contract Assets(2)	118,496	—	117,701	—	117,701
Closely-held Equity Securities	604	—	—	604	604
Financial Liabilities:
Accounts Payable and Accrued Expenses	$28,807	$—	$28,807	$—	$28,807
Payable to Employees and Related Parties	41,235	—	41,235	—	41,235
Notes Payable	371,774	—	349,955	—	349,955
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2023, the Company was in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2023, the Company was in compliance with all of these covenants.
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
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2023, the Company was in compliance with all of these covenants.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2023, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of September 30, 2023 and December 31, 2022:

			Carrying Value(1)
Note	Maturity Date	Effective Annual Interest Rate	September 30, 2023	December 31, 2022
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$47,821	$47,772
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,905	16,891
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,528	74,470
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,577	59,545
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,697	39,679
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	30,263	30,003
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,846	37,785
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	65,782	65,629
Total			$372,419	$371,774
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 11 – Evercore Inc. Stockholders' Equity
Dividends – On October 24, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.76 per share to the holders of record of shares of Class A common stock ("Class A Shares") as of November 24, 2023, which will be paid on December 8, 2023. During the three and nine months ended September 30, 2023, the Company declared and paid dividends of $0.76 and $2.24 per share, respectively, totaling $28,592 and $85,202, respectively, and accrued deferred cash dividends on unvested restricted stock units ("RSUs") totaling $4,058 and $12,717, respectively. The Company also paid deferred cash dividends of $185 and $13,854 during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, the Company declared and paid dividends of $0.72 and $2.12 per share, respectively, totaling $28,052 and $83,739, respectively, and accrued deferred cash dividends on unvested RSUs totaling $2,883 and $11,245, respectively. The Company also paid deferred cash dividends of $166 and $15,347 during the three and nine months ended September 30, 2022, respectively.
Treasury Stock – During the three months ended September 30, 2023, the Company purchased 17 Class A Shares from employees at an average cost per share of $135.28, primarily for the net settlement of stock-based compensation awards, and 280 Class A Shares at an average cost per share of $137.79 pursuant to the Company's share repurchase program. The aggregate 297 Class A Shares were purchased at an average cost per share of $137.65 and the result of these purchases was an increase in Treasury Stock of $40,817 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2023.
During the nine months ended September 30, 2023, the Company purchased 953 Class A Shares from employees at an average cost per share of $131.34, primarily for the net settlement of stock-based compensation awards, and 2,033 Class A Shares at an average cost per share of $127.85 pursuant to the Company's share repurchase program. The aggregate 2,986 Class A Shares were purchased at an average cost per share of $128.97 and the result of these purchases was an increase in Treasury Stock of $385,053 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2023.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
LP Units – During the three and nine months ended September 30, 2023, 38 and 82 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares, resulting in an increase to Class A Common Stock of $1 for the three and nine months ended September 30, 2023, and an increase to Additional Paid-In Capital of $2,353 and $5,127 for the three and nine months ended September 30, 2023, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2023. See Note 12 for further information.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2023, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,398) and ($22,527), respectively.
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

	As of September 30,
	2023	2022
Evercore LP(1)	7%	6%
Evercore Wealth Management ("EWM")(2)	26%	25%
(1)On February 24, 2022, 2,545 Class E limited partnership units of Evercore LP ("Class E LP Units") were exchanged for 2,545 Class A Shares, which resulted in a decrease in noncontrolling interest of Evercore LP. For further information see "LP Units Exchanged" below.
(2)Noncontrolling Interests as of September 30, 2022 represent a blended rate for multiple classes of interests in EWM.
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
During the period January 1, 2023 through December 31, 2023, the Company has the option to purchase, at fair value, a portion of the outstanding EWM Class A Units such that the noncontrolling interest holders would continue to hold no less than 25% of the outstanding units following the transaction. This transaction may be settled in cash, Evercore LP Units or Class A shares of the Company, at the Company’s discretion. If the Company has not exercised its option prior to the end of the option period, or the noncontrolling interest holders continue to hold greater than 25% of the outstanding units following the transaction, the noncontrolling interest holders may exchange their interests for Evercore LP Units, at fair value, sufficient to reduce their outstanding interest to 25%. As of September 30, 2023, the EWM members held 26% of the outstanding EWM Units.
Changes in Noncontrolling Interest for the three and nine months ended September 30, 2023 and 2022 were as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$198,925	$170,150	$189,607	$314,910

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	6,625	9,198	20,444	42,543
Other Comprehensive Income (Loss)	(747)	(1,988)	(33)	(3,935)
Total Comprehensive Income	5,878	7,210	20,411	38,608

Evercore LP Units Exchanged for Class A Shares	(2,354)	(47)	(5,128)	(159,354)

Amortization and Vesting of LP Units	6,538	5,403	19,173	17,932

Other Items:
Distributions to Noncontrolling Interests	(7,368)	(6,533)	(23,019)	(36,126)
Issuance of Noncontrolling Interest	—	—	733	300
Purchase of Noncontrolling Interest	—	(108)	(158)	(195)
Total Other Items	(7,368)	(6,641)	(22,444)	(36,021)

Ending balance	$201,619	$176,075	$201,619	$176,075
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of $2 and ($281) for the three and nine months ended September 30, 2023, respectively, and $109 and $137 for the three and nine months ended September 30, 2022, respectively, and foreign currency translation adjustment gains (losses), net, of ($749) and $248 for the three and nine months ended September 30, 2023, respectively, and ($2,097) and ($4,072) for the three and nine months ended September 30, 2022, respectively.
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
During the three and nine months ended September 30, 2023, 38 and 82 LP Units, respectively, were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $2,354 and $5,128 for the three and nine months ended September 30, 2023, respectively, an increase to Additional Paid-In Capital of $2,353 and $5,127 for the three and nine months ended September 30, 2023, respectively, and an increase to Class A Common Stock of $1 for the three and nine months ended September 30, 2023 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2023. See Note 11 for further information.
Interests Purchased – During the second quarter of 2023, the Company purchased, at fair value, an additional 0.7% of the EWM Class A Units for $2,002. This purchase resulted in a decrease to Noncontrolling Interest of $158 and a decrease to Additional Paid-In Capital of $1,844 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2023.
During the third quarter of 2022, the Company purchased, at fair value, an additional 0.5% of the EWM Class A Units for $1,706. This purchase resulted in a decrease to Noncontrolling Interest of $108 and a decrease to Additional Paid-In Capital of $1,598 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
During the first quarter of 2022, the Company purchased, at fair value, an additional 0.4% of the EWM Class A Units for $1,448. This purchase resulted in a decrease to Noncontrolling Interest of $87 and a decrease to Additional Paid-In Capital of $1,361 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022.
On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54,297. Consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash during the nine months ended September 30, 2022, and contingent cash consideration which is due to be settled in early 2024. The Company paid $181 and $896 of this contingent cash consideration during the three and nine months ended September 30, 2023, respectively. The fair value of the remaining contingent consideration is $2,447 as of September 30, 2023, $1,980 of which is included within Payable to Employees and Related Parties and the remainder of which is included within Other Current Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition, and $6,119 as of December 31, 2022, $1,083 of which was included within Other Current Liabilities and the remainder of which was included within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The change in the fair value of contingent consideration increased Other Operating Expenses by $51 for the three months ended September 30, 2023 and reduced Other Operating Expenses by $2,408 for the nine months ended September 30, 2023, and reduced Other Operating Expenses by $8,784 and $12,062 for the three and nine months ended September 30, 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, the Company also issued a payment in the first quarter of 2023 and will issue another payment in early 2024, contingent on continued employment with the Company. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments are also dependent on the RECA business achieving certain revenue performance targets.
Note 13 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and nine months ended September 30, 2023 and 2022 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$52,148	$82,438	$172,731	$336,081
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	37,823	39,114	38,179	39,375
Basic net income per share attributable to Evercore Inc. common shareholders	$1.38	$2.11	$4.52	$8.54
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$52,148	$82,438	$172,731	$336,081
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$52,148	$82,438	$172,731	$336,081
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	37,823	39,114	38,179	39,375
Assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	2,082	1,279	1,640	1,513
Shares that are contingently issuable(3)	95	134	88	216
Diluted weighted average Class A Shares outstanding	40,000	40,527	39,907	41,104
Diluted net income per share attributable to Evercore Inc. common shareholders	$1.30	$2.03	$4.33	$8.18
(1)The Company has outstanding Class A, E, I and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and nine months ended September 30, 2023 and 2022, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,790 and 2,787 for the three and nine months ended September 30, 2023, respectively, and 2,650 and 3,078 for the three and nine months ended September 30, 2022, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $4,422 and $14,326 for the three and nine months ended September 30, 2023, respectively, and $6,123 and $32,853 for the three and nine months ended September 30, 2022, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(2)During the three and nine months ended September 30, 2022, certain shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method, were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The shares that would have been included in the treasury stock method calculation if the effect would have been dilutive were 3,112 and 2,010 for the three and nine months ended September 30, 2022, respectively.
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
Note 14 – Share-Based and Other Deferred Compensation
Evercore LP Units
Class I-P Units – In November 2016, the Company awarded 400 Class I-P Units in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman). These Class I-P Units converted into 400 Class I LP Units (which are exchangeable on a one-for-one basis to Class A Shares) upon the achievement of certain market and service conditions on March 1, 2022. Compensation expense related to this award was $753 for the nine months ended September 30, 2022.
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
The Company determined the grant date fair value of these awards probable to vest as of September 30, 2023 to be $106,137, related to 956 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $6,467 and $19,001 for the three and nine months ended September 30, 2023, respectively, and $5,403 and $17,179 for the three and nine months ended September 30, 2022, respectively.
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
Stock Incentive Plan
During 2022, the Company's stockholders approved the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Second Amended 2016 Plan"), which amended the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Second Amended 2016 Plan, among other things, authorizes the grant of an additional 6,500 of the Company's Class A Shares. The Second Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Second Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Second Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Second Amended 2016 Plan was 5,179 as of September 30, 2023.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Equity Grants
During the nine months ended September 30, 2023, pursuant to the Second Amended 2016 Plan, the Company granted employees 2,450 RSUs that are Service-based Awards. Service-based Awards granted during the nine months ended September 30, 2023 had grant date fair values of $107.89 to $142.25 per share, with an average value of $135.70 per share, for an aggregate fair value of $332,488, and generally vest ratably over four years. During the nine months ended September 30, 2023, 2,187 Service-based Awards vested and 158 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $70,458 and $216,253 for the three and nine months ended September 30, 2023, respectively, and $63,385 and $191,229 for the three and nine months ended September 30, 2022, respectively.
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
Compensation expense related to the Company's deferred cash compensation program was $32,323 and $114,990 for the three and nine months ended September 30, 2023, respectively, and $30,040 and $89,025 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the Company expects to pay an aggregate of $350,188 related to the Company's deferred cash compensation program at various dates through 2027 and total compensation expense not yet recognized related to these awards was $200,933. The weighted-average period over which this compensation cost is expected to be recognized is 23 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.
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
Compensation expense related to other deferred cash awards was $2,374 and $9,126 for the three and nine months ended September 30, 2023, respectively, and $3,139 and $12,466 for the three and nine months ended September 30, 2022, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan", which ended on December 31, 2020) and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan, the Company distributed cash payments of $48,331 in the nine months ended September 30, 2023, $3,940 in the nine months ended September 30, 2022 and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the acceleration of certain amounts due in the first quarter of 2022). Amounts accrued pursuant to the 2021 Long-term Incentive Plan of $117,790 are included within Other Long-Term Liabilities on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2023 and may be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
service period of the award. The Company recorded compensation expense related to the 2017 Long-term Incentive Plan and 2021 Long-term Incentive Plan of $7,547 and $29,803 for the three and nine months ended September 30, 2023, respectively, and $16,152 and $45,414 for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $113,459.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $7,573 and $19,313 for the three and nine months ended September 30, 2023, respectively, and $8,229 and $21,668 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the total compensation cost not yet recognized related to these awards was $47,823.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Beginning Balance	$4,997	$675
Termination Costs Incurred	4,904	2,680
Cash Benefits Paid	(7,908)	(3,067)
Non-Cash Charges	—	(80)
Ending Balance	$1,993	$208
In addition to the above Termination Costs incurred, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $2,030 and $4,288 for the three and nine months ended September 30, 2023, respectively, (related to 39 RSUs) and $641 and $1,335 for the three and nine months ended September 30, 2022, respectively, (related to 17 RSUs) recorded in Employee Compensation and Benefits, within the Investment Banking & Equities segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Private Equity – As of September 30, 2023, the Company had unfunded commitments for capital contributions of $2,592 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility, as amended on June 29, 2023, in an aggregate principal amount of up to $30,000 (the "Existing PNC Facility") to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2023. The interest rate provisions are Daily SOFR

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
plus 161 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at September 30, 2023.
East entered into an additional loan agreement with PNC for a revolving credit facility, as amended on June 29, 2023, in an aggregate principal amount of up to $55,000 to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2023. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at September 30, 2023.
EGL entered into a subordinated revolving credit facility with PNC, as amended on October 31, 2022, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at September 30, 2023.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments – The Company has a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. The Company’s consideration for this transaction included contingent cash consideration which is due to be settled in 2024. The Company paid $181 and $896 of this contingent cash consideration during the three and nine months ended September 30, 2023, respectively. The fair value of the remaining contingent consideration is $2,447 as of September 30, 2023, $1,980 of which is included within Payable to Employees and Related Parties and the remainder of which is included within Other Current Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition, and $6,119 as of December 31, 2022, $1,083 of which was included within Other Current Liabilities and the remainder of which was included within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. See Note 12 for further information.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,
	2023	2022
Cash and Cash Equivalents	$492,590	$473,066
Restricted Cash included in Other Assets	8,862	9,105
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$501,452	$482,171
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Self-Funded Medical Insurance Program – Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported claims is $3,165 as of September 30, 2023, which is included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Foreign Exchange – Periodically, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. The Company entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30,000 British Pounds sterling for $36,903, which settled during the third quarter of 2023.
The Company entered into a new foreign currency exchange forward contract during the third quarter of 2023, upon expiration of the above contract, to buy 30,000 British Pounds sterling for $36,675, which will settle during the first quarter of 2024. The contract is recorded at its fair value. The Company recorded a loss of ($34) for the three and nine months ended September 30, 2023, which is included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statement of Operations.
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
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of September 30, 2023 and December 31, 2022 was $383,746 and $274,131, respectively, which exceeded the minimum net capital requirement by $383,496 and $273,881, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2023.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of September 30, 2023.
Note 17 – Income Taxes
The Company's Provision for Income Taxes was $19,717 and $52,945 for the three and nine months ended September 30, 2023, respectively, and $40,790 and $114,134 for the three and nine months ended September 30, 2022, respectively. The effective tax rate was 25.1% and 21.5% for the three and nine months ended September 30, 2023, respectively, and 30.8% and 23.2% for the three and nine months ended September 30, 2022, respectively. The effective tax rate reflects the recognition of net excess tax benefits associated with appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $14,071 and $19,657 for the nine months ended September 30, 2023 and 2022, respectively, which resulted in a reduction in the effective tax rate of 5.7 and 4.0 percentage points for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for 2023 and 2022 also reflects the effect of certain nondeductible expenses,

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and nine months ended September 30, 2023 and 2022, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
The Company recorded an increase in deferred tax assets of $1,016 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $992 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2023. The Company recorded a decrease in deferred tax assets of $485 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $14,722 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2022.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2023, there were $359 of unrecognized tax benefits that, if recognized, $292 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $17 and $1, respectively, during the three months ended September 30, 2023.
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
The Company's segment information for the three and nine months ended September 30, 2023 and 2022 is prepared using the following methodology:
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
Other Expenses relate to Special Charges, Including Business Realignment Costs, which include the following:
•2023 – Other Expenses for the nine months ended September 30, 2023 include expenses related to the write-off of non-recoverable assets in connection with the wind-down of the Company's operations in Mexico
•2022 – Other Expenses for the nine months ended September 30, 2022 include expenses related to charges associated with the prepayment of the Company's Series B Notes during the second quarter, as well as certain professional fees related to the wind-down of the Company's operations in Mexico
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and nine months ended September 30, 2023 and 2022.
The following information presents each segment's contribution.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Banking & Equities
Net Revenues(1)	$552,641	$560,518	$1,589,698	$1,880,069
Operating Expenses	479,429	433,599	1,356,853	1,404,711
Other Expenses	—	—	2,921	532
Operating Income	73,212	126,919	229,924	474,826
Income from Equity Method Investments	180	451	394	989
Pre-Tax Income	$73,392	$127,370	$230,318	$475,815
Identifiable Segment Assets	$3,068,495	$2,986,364	$3,068,495	$2,986,364
Investment Management
Net Revenues(1)	$17,579	$16,419	$52,084	$50,639
Operating Expenses	13,965	12,939	40,562	39,520
Operating Income	3,614	3,480	11,522	11,119
Income from Equity Method Investments	1,484	1,576	4,280	5,824
Pre-Tax Income	$5,098	$5,056	$15,802	$16,943
Identifiable Segment Assets	$157,303	$164,905	$157,303	$164,905
Total
Net Revenues(1)	$570,220	$576,937	$1,641,782	$1,930,708
Operating Expenses	493,394	446,538	1,397,415	1,444,231
Other Expenses	—	—	2,921	532
Operating Income	76,826	130,399	241,446	485,945
Income from Equity Method Investments	1,664	2,027	4,674	6,813
Pre-Tax Income	$78,490	$132,426	$246,120	$492,758
Identifiable Segment Assets	$3,225,798	$3,151,269	$3,225,798	$3,151,269

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Banking & Equities(A)	$5,729	$(5,603)	$46,472	$(40,066)
Investment Management	275	778	2,247	1,915
Total Other Revenue, net	$6,004	$(4,825)	$48,719	$(38,151)
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable and lines of credit of $4,184 and $12,536 for the three and nine months ended September 30, 2023, respectively, and $4,188 and $12,696 for the three and nine months ended September 30, 2022, respectively.
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net Revenues:(1)
United States	$417,553	$374,571	$1,156,979	$1,408,491
Europe and Other	145,065	206,893	425,137	553,926
Latin America	1,598	298	10,947	6,442
Total	$564,216	$581,762	$1,593,063	$1,968,859
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	September 30, 2023	December 31, 2022
Total Assets:
United States	$2,777,971	$2,902,153
Europe and Other	447,827	718,770
Total	$3,225,798	$3,620,923

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Revenue trends in our advisory business generally are correlated to the volume of merger and acquisition ("M&A") activity, restructuring activity, which tends to be counter-cyclical to M&A, and capital advisory activity. Demand for these capabilities can vary in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A, restructuring or capital advisory activity. Revenue trends in our equities business are correlated, in part, to market volumes, which generally decrease in periods of low market volatility or unfavorable market or economic conditions. See "Liquidity and Capital Resources" below for further information.
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
Our Long-term Incentive Plans provide for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (which ended on December 31, 2020), pursuant to the 2017 Long-term Incentive Plan, and January 1, 2021, pursuant to the 2021 Long-term Incentive Plan. The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan we made cash distributions in 2023, 2022 and 2021. Amounts accrued pursuant to the 2021 Long-term Incentive Plan may be paid, in cash or Class A Shares, at our discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award.
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
Other Expenses
Other Expenses relate to Special Charges, Including Business Realignment Costs, which include the following:
•2023 – Other Expenses for the nine months ended September 30, 2023 include expenses related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico

•2022 – Other Expenses for the nine months ended September 30, 2022 include expenses related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the wind-down of our operations in Mexico
Income from Equity Method Investments
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

Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2023 and 2022. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$467,401	$488,224	(4%)	$1,304,519	$1,689,033	(23%)
Underwriting Fees	30,814	28,697	7%	91,897	78,519	17%
Commissions and Related Revenue	48,697	49,200	(1%)	146,810	152,583	(4%)
Asset Management and Administration Fees	17,304	15,641	11%	49,837	48,724	2%
Other Revenue, Including Interest and Investments	10,188	(637)	NM	61,255	(25,455)	NM
Total Revenues	574,404	581,125	(1%)	1,654,318	1,943,404	(15%)
Interest Expense	4,184	4,188	—%	12,536	12,696	(1%)
Net Revenues	570,220	576,937	(1%)	1,641,782	1,930,708	(15%)
Expenses
Operating Expenses	493,394	446,538	10%	1,397,415	1,444,231	(3%)
Other Expenses	—	—	NM	2,921	532	449%
Total Expenses	493,394	446,538	10%	1,400,336	1,444,763	(3%)
Income Before Income from Equity Method Investments and Income Taxes	76,826	130,399	(41%)	241,446	485,945	(50%)
Income from Equity Method Investments	1,664	2,027	(18%)	4,674	6,813	(31%)
Income Before Income Taxes	78,490	132,426	(41%)	246,120	492,758	(50%)
Provision for Income Taxes	19,717	40,790	(52%)	52,945	114,134	(54%)
Net Income	58,773	91,636	(36%)	193,175	378,624	(49%)
Net Income Attributable to Noncontrolling Interest	6,625	9,198	(28%)	20,444	42,543	(52%)
Net Income Attributable to Evercore Inc.	$52,148	$82,438	(37%)	$172,731	$336,081	(49%)
Diluted Weighted Average Shares of Class A Common Stock Outstanding	40,000	40,527	(1%)	39,907	41,104	(3%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$1.30	$2.03	(36%)	$4.33	$8.18	(47%)
As of September 30, 2023 and 2022, we employed approximately 2,230 and 2,160 people, respectively.
Three Months Ended September 30, 2023 versus September 30, 2022
Net Income Attributable to Evercore Inc. was $52.1 million for the three months ended September 30, 2023, a decrease of $30.3 million, or 37%, compared to $82.4 million for the three months ended September 30, 2022. The changes in our operating results during these periods are described below.
Net Revenues were $570.2 million for the three months ended September 30, 2023, a decrease of $6.7 million, or 1%, versus Net Revenues of $576.9 million for the three months ended September 30, 2022. Advisory Fees decreased $20.8 million, or 4%, Underwriting Fees increased $2.1 million, or 7%, and Commissions and Related Revenue decreased $0.5 million, or 1%, compared to the three months ended September 30, 2022. Asset Management and Administration Fees increased $1.7 million, or 11%, compared to the three months ended September 30, 2022. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, increased $10.8 million compared to the three months ended September 30, 2022, primarily reflecting higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills.
Total Operating Expenses were $493.4 million for the three months ended September 30, 2023, compared to $446.5 million for the three months ended September 30, 2022, an increase of $46.9 million, or 10%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $391.7 million for the three months ended September 30, 2023, an increase of $35.9 million, or 10%, versus expense of $355.8 million for the three months ended September 30, 2022. The increase in the amount of compensation recognized for the three months ended September 30, 2023 principally reflects a higher accrual for incentive compensation, as well as higher amortization of prior period deferred compensation awards and higher base salaries. Non-compensation expenses, as a component of Operating Expenses, were $101.7 million for the three months ended September 30, 2023, an increase of $11.0 million, or 12%, versus $90.7 million for the three months ended September 30, 2022. The increase was primarily related to the reversal of expense in the third quarter of 2022 associated with the decline in fair value of contingent consideration owed to former equity interest holders in our RECA business. The increase was also attributed to an increase in communications and information services, primarily reflecting higher research expenses and license fees in the third quarter of 2023. Non-Compensation expenses per employee were approximately $45.5 thousand for the three months ended September 30, 2023, versus $42.3 thousand for the three months ended September 30, 2022.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 68.7% for the three months ended September 30, 2023, compared to 61.7% for the three months ended September 30, 2022.
Income from Equity Method Investments was $1.7 million for the three months ended September 30, 2023, compared to $2.0 million for the three months ended September 30, 2022, primarily driven by lower income from Luminis in the third quarter of 2023. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the three months ended September 30, 2023 was $19.7 million, which reflected an effective tax rate of 25.1%. The provision for income taxes for the three months ended September 30, 2022 was $40.8 million, which reflected an effective tax rate of 30.8%. The provision for income taxes for the three months ended September 30, 2023 reflects an additional tax benefit of $0.3 million, and for the three months ended September 30, 2022 an additional tax expense of $0.1 million due to the net impact associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price.
Net Income Attributable to Noncontrolling Interest was $6.6 million for the three months ended September 30, 2023, compared to $9.2 million for the three months ended September 30, 2022. The decrease in Net Income Attributable to Noncontrolling Interest reflects lower income at Evercore LP during the three months ended September 30, 2023. See Note 12 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2023 versus September 30, 2022
Net Income Attributable to Evercore Inc. was $172.7 million for the nine months ended September 30, 2023, a decrease of $163.4 million, or 49%, compared to $336.1 million for the nine months ended September 30, 2022. The changes in our operating results during these periods are described below.
Net Revenues were $1.64 billion for the nine months ended September 30, 2023, a decrease of $288.9 million, or 15%, versus Net Revenues of $1.93 billion for the nine months ended September 30, 2022. Advisory Fees decreased $384.5 million, or 23%, Underwriting Fees increased $13.4 million, or 17%, and Commissions and Related Revenue decreased $5.8 million, or 4%, compared to the nine months ended September 30, 2022. Asset Management and Administration Fees increased $1.1 million, or 2%, compared to the nine months ended September 30, 2022. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, increased $86.7 million compared to the nine months ended September 30, 2022, primarily reflecting a shift from losses of $39.0 million in 2022 to gains of $17.4 million in 2023 on our investment funds portfolio due to overall market appreciation, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Total Operating Expenses were $1.40 billion for the nine months ended September 30, 2023, compared to $1.44 billion for the nine months ended September 30, 2022, a decrease of $46.8 million, or 3%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.10 billion for the nine months ended September 30, 2023, a decrease of $77.5 million, or 7%, versus expense of $1.17 billion for the nine months ended September 30, 2022. The decrease in the amount of compensation recognized for the nine months ended September 30, 2023 principally reflects a lower accrual for incentive compensation, partially offset by higher amortization of prior period deferred compensation awards and higher base salaries. Non-compensation expenses, as a component of Operating Expenses, were $300.4 million for the nine months ended September 30, 2023, an increase of $30.7 million, or 11%, versus $269.7 million for the nine months ended September 30, 2022. The increase was primarily related to increases in travel and related expenses, as well as communications and information services, primarily reflecting higher license fees and research expenses in 2023. The increase was also attributed to the reversal of expense in 2022 associated with the decline in fair value of contingent consideration owed to former equity interest holders in our RECA business. Non-Compensation expenses per employee were approximately $137.7 thousand for the nine months ended September 30, 2023, versus $130.8 thousand for the nine months ended September 30, 2022.
Other Expenses of $2.9 million for the nine months ended September 30, 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico. Other Expenses of $0.5 million for the nine months ended September 30, 2022 reflected Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the wind-down of our operations in Mexico.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66.8% for the nine months ended September 30, 2023, compared to 60.8% for the nine months ended September 30, 2022.
Income from Equity Method Investments was $4.7 million for the nine months ended September 30, 2023, compared to $6.8 million for the nine months ended September 30, 2022, reflecting lower contributions from all of our equity method investments in 2023. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the nine months ended September 30, 2023 was $52.9 million, which reflected an effective tax rate of 21.5%. The provision for income taxes for the nine months ended September 30, 2022 was $114.1 million, which reflected an effective tax rate of 23.2%. The provision for income taxes for the nine months ended September 30, 2023 and 2022 reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $14.1 million and $19.7 million, respectively, which resulted in a reduction in the effective tax rate of 5.7 and 4.0 percentage points for the nine months ended September 30, 2023 and 2022, respectively.
Net Income Attributable to Noncontrolling Interest was $20.4 million for the nine months ended September 30, 2023, compared to $42.5 million for the nine months ended September 30, 2022. The decrease in Net Income Attributable to Noncontrolling Interest reflects lower income at Evercore LP during the nine months ended September 30, 2023. See Note 12 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$467,401	$488,224	(4%)	$1,304,519	$1,689,033	(23%)
Underwriting Fees	30,814	28,697	7%	91,897	78,519	17%
Commissions and Related Revenue	48,697	49,200	(1%)	146,810	152,583	(4%)
Other Revenue, net(1)	5,729	(5,603)	NM	46,472	(40,066)	NM
Net Revenues	552,641	560,518	(1%)	1,589,698	1,880,069	(15%)
Expenses
Operating Expenses	479,429	433,599	11%	1,356,853	1,404,711	(3%)
Other Expenses	—	—	NM	2,921	532	449%
Total Expenses	479,429	433,599	11%	1,359,774	1,405,243	(3%)
Operating Income	73,212	126,919	(42%)	229,924	474,826	(52%)
Income from Equity Method Investments(2)	180	451	(60%)	394	989	(60%)
Pre-Tax Income	$73,392	$127,370	(42%)	$230,318	$475,815	(52%)
(1)Includes interest expense on Notes Payable and lines of credit of $4.2 million and $12.5 million for the three and nine months ended September 30, 2023, respectively, and $4.2 million and $12.7 million for the three and nine months ended September 30, 2022, respectively.
(2)Equity in Luminis and Seneca Evercore is classified within Income from Equity Method Investments.

For the three months ended September 30, 2023, the dollar value of North American announced and completed M&A activity increased 39% and decreased 3%, respectively, compared to the three months ended September 30, 2022, and the dollar value of Global announced and completed M&A activity decreased 2% and 15%, respectively, compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, the dollar value of North American and Global completed M&A activity over $100 million decreased 1% and 14%, respectively, compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, the dollar value of North American announced and completed M&A activity decreased 16% and 29%, respectively, compared to the nine months ended September 30, 2022, and the dollar value of Global announced and completed M&A activity decreased 26% and 37%, respectively, compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the dollar value of North American and Global completed M&A activity over $100 million decreased 30% and 39%, respectively, compared to the nine months ended September 30, 2022.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Industry Statistics ($ in billions)(1)
Value of North American M&A Deals Announced	$369	$266	39%	$1,014	$1,208	(16%)
Value of North American M&A Deals Completed	$319	$328	(3%)	$865	$1,222	(29%)
Value of North American M&A Deals Completed Over $100 million	$305	$308	(1%)	$808	$1,153	(30%)
Value of Global M&A Deals Announced	$686	$701	(2%)	$2,028	$2,739	(26%)
Value of Global M&A Deals Completed	$623	$734	(15%)	$1,735	$2,765	(37%)
Value of Global M&A Deals Completed Over $100 million	$574	$670	(14%)	$1,565	$2,546	(39%)
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(2)	225	229	(2%)	484	494	(2%)
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(2)	86	99	(13%)	241	285	(15%)
Total Number of Underwriting Transactions(2)	11	11	—%	40	34	18%
Total Number of Underwriting Transactions as a Bookrunner(2)	10	11	(9%)	36	29	24%
(1) Source: Refinitiv October 9, 2023
(2) Includes Equity and Debt Underwriting Transactions.
Investment Banking & Equities Results of Operations
Three Months Ended September 30, 2023 versus September 30, 2022
Net Revenues were $552.6 million for the three months ended September 30, 2023, compared to $560.5 million for the three months ended September 30, 2022, a decrease of $7.9 million, or 1%. The decrease in revenues for the three months ended September 30, 2023 was primarily driven by a decrease of $20.8 million, or 4%, in Advisory Fees, reflecting a decrease in the number of advisory fees earned and a decline in revenue earned from large transactions during the third quarter of 2023. Underwriting Fees increased $2.1 million, or 7%, compared to the three months ended September 30, 2022. Commissions and Related Revenue decreased $0.5 million, or 1%, compared to the three months ended September 30, 2022, primarily reflecting lower trading revenues. Other Revenue, net, increased $11.3 million compared to the three months ended September 30, 2022, primarily reflecting higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills.
Operating Expenses were $479.4 million for the three months ended September 30, 2023, compared to $433.6 million for the three months ended September 30, 2022, an increase of $45.8 million, or 11%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $381.1 million for the three months ended September 30, 2023, compared to $346.3 million for the three months ended September 30, 2022, an increase of $34.8 million, or 10%. The increase in the amount of compensation recognized for the three months ended September 30, 2023 principally reflects a higher accrual for incentive compensation, as well as higher amortization of prior period deferred compensation awards and higher base salaries. Non-compensation expenses, as a component of Operating Expenses, were $98.3 million for the three months ended September 30, 2023, compared to $87.3 million for the three months ended September 30, 2022, an increase of $11.0 million, or 13%. Non-compensation operating expenses increased from the prior year period, primarily related to the reversal of expense in the third quarter of 2022 associated with the decline in fair value of contingent consideration owed to former equity interest holders in our RECA business. The increase was also attributed to an increase in communications and information services, primarily reflecting higher research expenses and license fees in the third quarter of 2023.

Nine Months Ended September 30, 2023 versus September 30, 2022
Net Revenues were $1.59 billion for the nine months ended September 30, 2023, compared to $1.88 billion for the nine months ended September 30, 2022, a decrease of $290.4 million, or 15%. The decrease in revenues for the nine months ended September 30, 2023 was primarily driven by a decrease of $384.5 million, or 23%, in Advisory Fees, reflecting a decrease in the number of advisory fees earned and a decline in revenue earned from large transactions during 2023. Underwriting Fees increased $13.4 million, or 17%, compared to the nine months ended September 30, 2022, reflecting an increase in the number of transactions we participated in due to the increase in equity issuance activity. Commissions and Related Revenue decreased $5.8 million, or 4%, compared to the nine months ended September 30, 2022, primarily reflecting lower trading revenues. Other Revenue, net, increased $86.5 million compared to the nine months ended September 30, 2022, primarily reflecting a shift from losses of $39.0 million in 2022 to gains of $17.4 million in 2023 on our investment funds portfolio due to overall market appreciation, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $1.36 billion for the nine months ended September 30, 2023, compared to $1.40 billion for the nine months ended September 30, 2022, a decrease of $47.9 million, or 3%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.07 billion for the nine months ended September 30, 2023, compared to $1.15 billion for the nine months ended September 30, 2022, a decrease of $78.3 million, or 7%. The decrease in the amount of compensation recognized for the nine months ended September 30, 2023 principally reflects a lower accrual for incentive compensation, partially offset by higher amortization of prior period deferred compensation awards and higher base salaries. Non-compensation expenses, as a component of Operating Expenses, were $290.2 million for the nine months ended September 30, 2023, compared to $259.7 million for the nine months ended September 30, 2022, an increase of $30.5 million, or 12%. Non-compensation operating expenses increased from the prior year period, primarily related to increases in travel and related expenses as well as communications and information services, primarily reflecting higher license fees and research expenses in 2023. The increase was also attributed to the reversal of expense in 2022 associated with the decline in fair value of contingent consideration owed to former equity interest holders in our RECA business.
Other Expenses of $2.9 million for the nine months ended September 30, 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico. Other Expenses of $0.5 million for the nine months ended September 30, 2022 reflected Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes during the second quarter, as well as certain professional fees related to the wind-down of our operations in Mexico.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$17,304	$15,641	11%	$49,837	$48,724	2%
Other Revenue, net(1)	275	778	(65%)	2,247	1,915	17%
Net Revenues	17,579	16,419	7%	52,084	50,639	3%
Expenses
Operating Expenses	13,965	12,939	8%	40,562	39,520	3%
Total Expenses	13,965	12,939	8%	40,562	39,520	3%
Operating Income	3,614	3,480	4%	11,522	11,119	4%
Income from Equity Method Investments(2)	1,484	1,576	(6%)	4,280	5,824	(27%)
Pre-Tax Income	$5,098	$5,056	1%	$15,802	$16,943	(7%)
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
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV (together the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV, Trilantic V and Trilantic VI (through January 1, 2022). In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of September 30, 2023, $0.3 million of previously distributed carried interest received from the funds was subject to repayment.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments. During the first quarter of 2022, we sold a portion of our interests in ABS. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Assets Under Management
AUM in our Wealth Management business of $11.3 billion at September 30, 2023 increased $0.7 billion, or 7%, compared to $10.5 billion at December 31, 2022. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 75% and 74% of Level 1 investments, 20% and 21% of Level 2 investments and 5% and 5% of Level 3 investments as of September 30, 2023 and December 31, 2022, respectively.
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
The following table summarizes AUM activity for Wealth Management for the nine months ended September 30, 2023:

(dollars in millions)
Balance at December 31, 2022	$10,537
Inflows	602
Outflows	(714)
Market Appreciation	848
Balance at September 30, 2023	$11,273

Unconsolidated Affiliates - Balance at September 30, 2023:
Atalanta Sosnoff	$6,847
ABS	$6,620
The following table represents the composition of AUM for Wealth Management as of September 30, 2023:

Equities	63%
Fixed Income	20%
Liquidity(1)	12%
Alternatives	5%
Total	100%
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
For the nine months ended September 30, 2023, AUM for Wealth Management increased 7%, reflecting an 8% increase due to market appreciation, partially offset by a 1% decrease due to flows. Performance for the nine months ended September 30, 2023 reflected:
•Wealth Management outperformed the S&P 500 on a 1-year basis by approximately 2% and lagged the S&P 500 on a 3-year basis by approximately 1%
•Wealth Management outperformed the fixed income composite on a 1 and 3-year basis by approximately 20 basis points and 60 basis points, respectively
•The S&P 500 was up approximately 13% and the fixed income composite was down approximately 2%
AUM from our unconsolidated affiliates increased 2% compared to December 31, 2022, reflecting increases in both Atalanta Sosnoff and ABS.

Three Months Ended September 30, 2023 versus September 30, 2022
Net Revenues were $17.6 million for the three months ended September 30, 2023, compared to $16.4 million for the three months ended September 30, 2022, an increase of $1.2 million, or 7%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $1.7 million, or 11%, for the three months ended September 30, 2023 as associated AUM increased 13%, primarily from market appreciation.
Operating Expenses were $14.0 million for the three months ended September 30, 2023, compared to $12.9 million for the three months ended September 30, 2022, an increase of $1.0 million, or 8%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $10.6 million for the three months ended September 30, 2023, compared to $9.5 million for the three months ended September 30, 2022, an increase of $1.1 million, or 12%. Non-Compensation expenses, as a component of Operating Expenses, were $3.4 million for the three months ended September 30, 2023, flat compared to the three months ended September 30, 2022.
Income from Equity Method Investments decreased 6% from the three months ended September 30, 2022, primarily driven by lower income earned by Atalanta Sosnoff in the third quarter of 2023. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2023 versus September 30, 2022
Net Revenues were $52.1 million for the nine months ended September 30, 2023, compared to $50.6 million for the nine months ended September 30, 2022, an increase of $1.4 million, or 3%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $1.1 million, or 2%, for the nine months ended September 30, 2023, as associated AUM increased 13%, primarily from market appreciation.
Operating Expenses were $40.6 million for the nine months ended September 30, 2023, compared to $39.5 million for the nine months ended September 30, 2022, an increase of $1.0 million, or 3%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $30.3 million for the nine months ended September 30, 2023, compared to $29.5 million for the nine months ended September 30, 2022, an increase of $0.8 million, or 3%. Non-Compensation expenses, as a component of Operating Expenses, were $10.3 million for the nine months ended September 30, 2023, compared to $10.0 million for the nine months ended September 30, 2022, an increase of $0.3 million, or 3%.
Income from Equity Method Investments decreased 27% from the nine months ended September 30, 2022, primarily driven by lower income earned by Atalanta Sosnoff in 2023. See Note 7 to our unaudited condensed consolidated financial statements for further information.
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

	For the Nine Months Ended September 30,
	2023	2022

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$193,175	$378,624
Non-cash charges	415,296	430,277
Other operating activities	(566,147)	(651,728)
Operating activities	42,324	157,173
Investing activities	290,465	418,515
Financing activities	(510,604)	(631,514)
Effect of exchange rate changes	7,144	(49,296)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(170,671)	(105,122)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	672,123	587,293
End of Period	$501,452	$482,171
Nine Months Ended September 30, 2023. Cash, Cash Equivalents and Restricted Cash were $501.5 million at September 30, 2023, a decrease of $170.7 million versus Cash, Cash Equivalents and Restricted Cash of $672.1 million at December 31, 2022. Operating activities resulted in a net inflow of $42.3 million, primarily related to earnings, partially offset by the payment of 2022 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2023. Cash of $290.5 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities and certificates of deposit, partially offset by purchases of equipment and leasehold improvements. Financing activities during the period used cash of $510.6 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, and dividends and distributions to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions - which may result from the current or anticipated impact of inflation, changes in the level of interest rates, changes in the availability of financing, supply chain disruptions, an evolving regulatory environment, climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including escalating military tensions, terrorism or other geopolitical events - the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame, and in an amount sufficient, to match any decreases in revenue relating to changes in market and economic conditions. Likewise, our liquidity may be adversely impacted by our contractual obligations, including lease obligations. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our Investment Management clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred.

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
On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2023, we repurchased 2,032,453 Class A Shares, at an average cost per share of $127.85, for $259.9 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2023, we repurchased 953,237 Class A Shares, at an average cost per share of $131.34, for $125.2 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 2,985,690 Class A Shares repurchased during the nine months ended September 30, 2023 were acquired for aggregate purchase consideration of $385.1 million, at an average cost per share of $128.97.
Noncontrolling Interest Purchases
During the second quarter of 2023, we purchased, at fair value, an additional 0.7% of the EWM Class A Units for $2.0 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.2 million and a decrease to Additional Paid-In Capital of $1.8 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2023.
During the third quarter of 2022, we purchased, at fair value, an additional 0.5% of the EWM Class A Units for $1.7 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.1 million and a decrease to Additional Paid-In Capital of $1.6 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022.
During the first quarter of 2022, we purchased, at fair value, an additional 0.4% of the EWM Class A Units for $1.4 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.1 million and a decrease to Additional Paid-In Capital of $1.4 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022.
On December 31, 2021, we purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54.3 million. Our consideration for this transaction included the payment of $6.0 million of cash in 2021, $27.7 million of cash during the nine months ended September 30, 2022, and contingent cash consideration which is due to be settled in early 2024. We paid $0.2 million and $0.9 million of this contingent cash consideration during the three and nine months ended September 30, 2023, respectively. The fair value of the remaining contingent consideration is $2.4 million as of September 30, 2023, $2.0 million of which is included within Payable to Employees and Related Parties and the remainder of which is included within Other Current Liabilities on our Unaudited Condensed Consolidated Statements of Financial Condition, and $6.1 million as of December 31, 2022, $1.1 million of which was included within Other Current Liabilities and the remainder of which was included within Other Long-term Liabilities on our Unaudited Condensed Consolidated Statements of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The change in the fair value of contingent consideration increased Other Operating Expenses by $0.1 million for the three months ended September 30, 2023 and reduced Other Operating Expenses by $2.4 million for the nine months ended September 30, 2023, and reduced Other Operating Expenses by $8.8 million and $12.1 million for the three and nine months ended September 30, 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets.

In conjunction with this transaction, we also issued a payment in the first quarter of 2023 and will issue another payment in early 2024, contingent on continued employment. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments are also dependent on the RECA business achieving certain revenue performance targets.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of September 30, 2023, we were in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2023, we were in compliance with all of these covenants.
2021 Private Placement Notes
On March 29, 2021, we issued $38.0 million aggregate principal amount of our 1.97% Series I Notes, pursuant to the 2021 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.

Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2023, we were in compliance with all of these covenants.
2022 Private Placement Notes
On June 28, 2022, we issued $67.0 million aggregate principal amount of our 4.61% Series J Notes, pursuant to the 2022 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of September 30, 2023, we were in compliance with all of these covenants.
Lines of Credit
East entered into a loan agreement with PNC for a revolving credit facility, as amended on June 29, 2023, in an aggregate principal amount of up to $30.0 million to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2023. The interest rate provisions are Daily SOFR plus 161 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at September 30, 2023.
East entered into an additional loan agreement with PNC for a revolving credit facility, as amended on June 29, 2023, in an aggregate principal amount of up to $55.0 million to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2023. Drawings under this facility bear interest at Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at September 30, 2023.
EGL entered into a subordinated revolving credit facility with PNC, as amended on October 31, 2022, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at September 30, 2023.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.6 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively. We expect to fund these commitments with cash flows from operations. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. See Note 15 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
As of September 30, 2023, our current and former Senior Managing Directors owned an aggregate of approximately 1.7 million vested Class A LP Units, 0.4 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.2 million vested Class K LP Units. In addition, 0.8 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of September 30, 2023. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2023 included $492.6 million of Cash and Cash Equivalents and $1.14 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of September 30, 2023, the fair value of our investments with these products, based on closing prices, was $148.9 million. We had net realized and unrealized gains (losses) of ($5.5) million and $15.5 million for the three and nine months ended September 30, 2023, respectively, from our exchange-traded funds portfolio. See Note 6 to our unaudited condensed consolidated financial statements for further information.

We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $14.9 million, $29.8 million and $44.7 million, respectively, for the three months ended September 30, 2023.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.6 million for the three months ended September 30, 2023.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2023, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was a gain of $3.2 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Periodically, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. We entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30.0 million British Pounds sterling for $36.9 million, which settled during the third quarter of 2023.
We entered into a new foreign currency exchange forward contract during the third quarter of 2023, upon expiration of the above contract, to buy 30.0 million British Pounds sterling for $36.7 million, which will settle during the first quarter of 2024. The contract is recorded at its fair value. We recorded a loss of $0.03 million for the three and nine months ended September 30, 2023, which is included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statement of Operations.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and fees related to private funds capital raising and certain fees related to the private capital businesses, which are collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of approximately $5.0 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023 and December 31, 2022, total receivables recorded in Accounts Receivable amounted to $333.0 million and $385.1 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $79.0 million and $64.1 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of September 30, 2023, total contract assets recorded in Other Current Assets and Other Assets amounted to $43.1 million and $7.4 million, respectively. As of December 31, 2022, total contract assets recorded in Other Current Assets and Other Assets amounted to $110.5 million and $8.0 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills and notes, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2023, we had Investment Securities of $1.05 billion, of which 86% were treasury bills and notes.
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
Changes in Internal Controls over Financial Reporting

We have not made any changes during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2023	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	26,255	$114.36	23,868	7,583,754
February 1 to February 28	2,065,342	132.48	1,155,185	6,428,569
March 1 to March 31	60,984	130.37	58,331	6,370,238
Total January 1 to March 31	2,152,581	$132.20	1,237,384	6,370,238

April 1 to April 30	1,434	$114.81	—	6,370,238
May 1 to May 31	371,138	108.49	354,134	6,016,104
June 1 to June 30	164,012	117.32	160,970	5,855,134
Total April 1 to June 30	536,584	$111.20	515,104	5,855,134

July 1 to July 31	3,541	$130.27	—	5,855,134
August 1 to August 31	288,727	137.67	279,965	5,575,169
September 1 to September 30	4,257	142.25	—	5,575,169
Total July 1 to September 30	296,525	$137.65	279,965	5,575,169

Total January 1 to September 30	2,985,690	$128.97	2,032,453	5,575,169

(1)Includes the repurchase of 915,197, 21,480 and 16,560 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2023, June 30, 2023 and September 30, 2023, respectively.
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

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: November 2, 2023

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ TIM LALONDE
Name:	Tim LaLonde
Title:	Chief Financial Officer