Form 10-K
period 2023-12-31
Evercore Inc.
filed 2024-02-22
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2023 was approximately $4.7 billion, based on the closing price of the registrant's Class A common stock reported on the New York Stock Exchange on such date of $123.59 per share and on the par value of the registrant's Class B common stock, par value $0.01 per share.
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 14, 2024 was 38,679,446. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 14, 2024 was 46 (excluding 54 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2024 annual meeting of stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

EVERCORE INC.

PART I
Available Information
Our website address is www.evercore.com. We make available, free of charge, on the Investor Relations section of our website (http://investors.evercore.com) our Annual Report on Form 10-K (this "Form 10-K"), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We also make available through our website other materials, such as our Code of Business Conduct and Ethics and our Sustainability Report, as well as other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.evercore.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the "Overview" section at http://investors.evercore.com. We do not intend for information contained in our website to be part of this Form 10-K.
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
Overview
Evercore is the leading independent investment banking firm in the world based on the dollar volume of announced worldwide merger and acquisition ("M&A") transactions on which we have advised in the last five years(1). When we use the term "independent investment banking advisory firm," we mean an investment banking firm that directly, or through its affiliates, does not engage in commercial banking or significant proprietary trading activities. We were founded on the belief that there is an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product, capital intensive financial institutions. We believe that maintaining standards of excellence and integrity in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build—in the employees we choose and in the projects we undertake—an organization dedicated to the highest caliber of professionalism and integrity.
We operate globally through our two business segments: (i) Investment Banking & Equities and (ii) Investment Management.
Investment Banking & Equities
Our Investment Banking & Equities segment includes our investment banking business and our equities business. In 2023, our Investment Banking & Equities segment generated $2.28 billion, or 97% of our revenues, excluding Other Revenue, net, ($2.72 billion, or 98%, in 2022 and $3.21 billion, or 98%, in 2021) and earned 666 fees from clients for advisory and underwriting transactions.
As we begin the year in 2024, our Investment Banking & Equities segment has 136(2) Advisory Senior Managing Directors and 38 Equities Senior Managing Directors with expertise and client relationships in a wide variety of industry sectors and a broad geographic reach.
Investment Banking
Our investment banking business provides strategic advisory, liability management and restructuring, capital markets advisory and private capital advisory and fundraising services. Through this business, we provide clients with differentiated strategic and tactical advice, as well as execution to financial sponsors and both public and private companies across a broad range of industry sectors and geographies. We help our clients identify and pursue strategic priorities, devise strategies to enhance shareholder value, and develop new ideas and deeper perspective to achieve their goals. We also serve as a leading advisor to clients on many of the largest and most complex capital transactions in the global capital markets. Our flexible and integrated teams develop trust with clients by focusing on their objectives. Functionally, we can act as an independent advisor, placement agent, or underwriter based on each client's circumstances and preferences.
•Strategic Advisory. We provide advisory services on a full range of matters, including mergers, sales, acquisitions, leveraged buyouts, joint ventures, strategic, defense and shareholder advisory, divestitures and other tax efficient combinations.
•Mergers and Acquisitions. In advising companies on mergers, sales, or acquisitions, we evaluate potential targets and acquirers, provide valuation analyses, and evaluate and propose financial and strategic alternatives. We provide boards, management teams and financial sponsors with independent judgment and deep expertise as they navigate their most important transactions and strategic decisions. We also advise as to the timing, structure, financing and pricing of a proposed transaction, as well as assist in negotiating and closing the deal.
•Strategic, Defense and Shareholder Advisory. Our extensive experience, insights into activist tactics, expertise in assisting companies with shareholder engagement and innovative defense strategies are instrumental in helping clients prepare for, avoid, and, if required, defend against activist investors and hostile takeover attempts. In public company situations, our strategic shareholder advice is an integral part of our practice and is a decisive edge for clients seeking to solve complicated issues and obtain shareholder support for their transactions.

(1) Based on Refinitiv data
(2) Senior Managing Director headcount as of December 31, 2023, adjusted to include one additional Advisory Senior Managing Director that joined in January 2024.

•Special Committee Assignments. We have a leading special committee practice, which is driven by, and exemplifies, our overall commitment to independence, discretion, objectivity, and the delivery of unconflicted advice. Our team has a long history of offering impartial advice to special committees and assisting them to meet fiduciary duties and obligations in significant situations.
•Real Estate Strategic Advisory. Through our Real Estate Strategic Advisory ("RESA") team, we provide comprehensive strategic advisory and capital raising solutions to public and private companies, sponsors and investors globally. The team assists with advice and execution across the spectrum of clients and transaction types, including public mergers and acquisitions, portfolio sales and recapitalizations, continuation vehicles, joint ventures, funds, equity capital markets and other bespoke advisory engagements.
•Liability Management & Restructuring. We provide independent financial restructuring advice to companies, sponsors, creditors, shareholders and other stakeholders, both in-and out-of-court. We specialize in providing critical and unbiased advice to clients on complex, balance sheet issues and transformational situations.
•Equity Capital Markets. We structure and execute equity and equity-linked capital markets and advisory services for the firm's corporate and financial sponsor clients. Our team provides its clients with execution expertise, independent advice, experienced judgment and key insights on all aspects of capital formation and capital markets transactions. Our Equity Capital Markets team has the flexibility to engage with our corporate and financial sponsor clients in an underwriting, placement agent or advisory capacity.
•Private Capital Markets and Debt Advisory. We provide corporate finance advisory services, including advisory services relating to private credit, growth equity and structured equity. This includes structuring and executing private market transactions for corporate and sponsor clients across equity, credit, structured equity or hybrid financing solutions.
•Market Risk Management and Hedging. We provide advisory services on all aspects of market-related risks arising from foreign exchange, interest rates, inflation and commodity prices in connection with cross-border mergers and acquisitions and financing transactions. We assist our clients in determining a market-risk strategy in line with their financial objectives and risk appetite and design an approach that balances competitive pricing against the need to maintain confidentiality in relation to prospective transactions.
•Private Capital Advisory and Fundraising. Through our Private Capital Advisory ("PCA") and Private Funds Group ("PFG") teams, we advise private asset managers on capitalizing or liquidating their assets through a privately negotiated transaction (e.g. fund sales, asset refinancing and fund recapitalizations or continuation funds). We also provide comprehensive global advisory and distribution services on capital raising for these managers and/or select private fund sponsors, advising and executing on the fundraising process, including competitive positioning and market assessment, preparation of marketing materials, investor development and documentation.
Equities
In our Equities business, Evercore ISI, our experienced research, sales and trading professionals deliver superior client service on a content-led platform, striving to be the best independent resource for equity and macroeconomic research to support our institutional investor clients.
•Research. Evercore ISI was recognized as the top ranked independent firm by Institutional Investor in 2023. We also ranked #1 for analysts among all firms on a weighted basis (weighted by commissions and top-ranked positions).
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

Investment Management
Our Investment Management segment includes wealth management through Evercore Wealth Management L.L.C. ("EWM") and trust services through Evercore Trust Company, N.A. ("ETC"), as well as private equity through investments in entities that manage private equity funds. In 2023, our Investment Management segment generated revenue of $67.0 million, or 3% of our revenues, excluding Other Revenue, net ($64.5 million, or 2%, in 2022 and $65.8 million, or 2%, in 2021).
•Evercore Wealth Management and Evercore Trust Company. Our U.S.-based Evercore Wealth Management serves high-net-worth individuals, foundations and endowments. Clients at EWM and our affiliated trust company, ETC, work directly with dedicated teams to establish distinctive financial objectives to pursue personal, business and legacy goals. As of December 31, 2023, EWM had $12.3 billion of assets under management ("AUM").
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
Our Strategies for Growth
We intend to continue to grow and diversify our businesses, and to further enhance our profile and competitive position, through the following strategies:
•Promote and Recruit Highly Qualified Professionals in our Investment Banking & Equities segment. We intend to continue to promote our most talented professionals in the future, as well as to recruit and promote high-caliber strategic corporate, strategic and capital markets advisory and equity research professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, to extend our reach to sectors or new business lines, product capabilities and geographies that we have identified as particularly attractive and to expand and enhance our client base and coverage model. In 2023, 11 new Advisory Senior Managing Directors committed to joining the firm, strengthening our capabilities in Equity Capital Markets, Private Capital Markets, Technology, Communications, Real Estate, Industrials and Business Services sectors and expanding our geographic reach. Of equal importance, following our long-term strategy of developing internal talent, we also promoted seven Advisory Managing Directors to Senior Managing Director and one Equities Managing Director to Senior Managing Director in 2023. Additionally, in January 2024, we announced the promotion of seven Advisory Managing Directors to Senior Managing Director and one Equities Managing Director to Senior Managing Director. On occasion, additions of professionals may result from the acquisition of boutique independent advisory firms with leading professionals in a market or sector.
•Achieve Organic Growth and Improved Profitability in our Investment Management segment. We are focused on managing our current Investment Management business effectively. We also continue to selectively evaluate opportunities to expand Wealth Management. We promoted three Managing Directors to Partner in our EWM business in 2023.
Human Capital Management
We are a human capital intensive business and our long-term success is dependent on the number, quality and performance of our people. Our key human capital management objectives are to attract, develop, mentor, promote and retain the most talented professionals in our industry. To support these objectives, we invest substantial time and resources toward the recruitment and retention of people who will adhere to our Core Values (Client Focus, Integrity, Excellence, Respect, Diversity, Equity and Inclusion, Investment in People, Partnership) and improve our business. We also reward and support employees through competitive pay and benefits programs, facilitate the professional development of our employees through our talent development programs, and promote a strong culture of diversity, equity, and inclusion throughout our organization.
With these guiding principles, our Human Capital Group leads our efforts on employment-related matters, including recruiting and hiring, onboarding and training, benefits management, compensation planning, performance management and professional development. Our Board of Directors and its Nominating and Corporate Governance Committee provide oversight on certain human capital matters, including our Diversity, Equity and Inclusion ("DE&I") initiatives.
Some examples of our programs, initiatives and efforts to attract, develop, mentor, promote and retain the most talented professionals in our industry include:

•Diversity, Equity and Inclusion: DE&I is one of our Core Values and continues to be a top priority for our senior management and Board of Directors. We are focused on applying a unified and global approach to DE&I in alignment with our Core Values and business objectives. Progress toward this objective will make our firm stronger and more innovative, and make our contributions to our clients and communities more impactful. We continue to focus on the following DE&I objectives:
◦Education & Development
▪Building knowledge and understanding of diversity, equity and inclusion across the organization
◦Recruiting
▪Expanding programs to attract a diverse pipeline of the most talented professionals
◦Inclusive Culture
▪Cultivating an inclusive environment where active allyship prevails and all professionals feel supported and fully integrated into the firm
◦Awareness
▪Building a more aware and involved employee base with committed leadership for our DE&I objectives
•Recruiting: We continue to strategically invest in our talent base through campus and lateral recruiting as we execute on our long-term growth strategy.
•Talent Development: We are committed to the professional development of our employees.
◦Our training framework involves ongoing development at multiple stages of our employees' career, including on-the-job training and mentorship.
◦Our programs are primarily leadership-led and follow the apprenticeship model. We are proud that over 100 of our professionals taught at our various programs this year.
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
◦We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, as described below. These programs support our employees' physical, mental and financial health by providing tools and resources to help improve or maintain their health status and offer choice, where possible, so that our employees can customize their benefits to meet their needs.
◦We promote wellness education and encourage our employees to take a mindful and active approach to their overall well-being, including through our EverWELL program. We offer various resources and seminars related to different aspects of healthy living, including a focus on employees' health, welfare, nutrition, stress management and financial wellness.

•Compensation Structure: We have consistently sought to closely align pay with performance. Our compensation structure, including our comprehensive benefits package, is designed to attract, motivate and retain highly talented employees.
•Community: We measure our success not only by our client work and financial results, but also by our contributions to the communities in which we operate and serve.
◦Through our Evercore Volunteers program, we have continued our firm-wide community service initiatives, which connect our employees with our community partners in order to address immediate needs, support education and improve public spaces.
◦During 2023, the Evercore Foundation contributed to organizations that align with its goal of supporting education, healthcare, mental health and critical social services for children and underrepresented groups in the communities in which we live and work.

As of December 31, 2023, we employed approximately 2,195 people (of which approximately 1,750 were employed in Investment Banking & Equities), working in 28 cities around the world. Our global workforce is comprised of approximately 99% full-time and 1% part-time employees. Approximately 1,600 of our employees were employed in the United States (of which approximately 1,300 were employed in Investment Banking & Equities); the remainder were employed outside the United States, primarily in our Investment Banking & Equities segment. We believe our efforts in managing our workforce have been effective, evidenced by our strong culture and talent development.
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
Our investment banking competitors can be categorized into two main groups: (1) large universal banks and bulge bracket firms such as Bank of America, Barclays, Citigroup, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS and (2) independent advisory firms such as Centerview, Houlihan Lokey, Lazard, Moelis, Perella Weinberg, PJT Partners and Rothschild, among others. We believe, and our clients have informed us, that advisory firms that also provide acquisition financing, and engage in significant proprietary trading in clients' securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since we are able to avoid potential conflicts associated with these types of activities, we believe that we are better able to develop trusted and long-term relationships with our clients than competitors that provide such services. In addition, we have a broader global presence, deeper sector expertise and more diverse capabilities than many of the independent firms. Our equities business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.
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
Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and in the other jurisdictions where we operate. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. ("EGL"), a wholly-owned subsidiary of ours through which we conduct our U.S. Investment Banking & Equities business, is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority ("FINRA") and is registered as a broker-dealer in various states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. The SEC, FINRA, and other regulators in various jurisdictions impose both conduct-based and disclosure-based requirements with respect to our business. State securities regulators and securities exchanges of which EGL is a member also have regulatory or oversight authority over EGL. Our Private Funds business is also impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. For example, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. EGL is also subject to the SEC's Market Access Rule, Rule 15c3-5. The Market Access Rule requires EGL to have controls and procedures in place to limit financial exposure by establishing trading limits for its trading clients and implementing controls to prevent erroneous orders. Our operating entities are also subject to regulations, including the USA PATRIOT Act of 2001, as amended (the "Patriot Act"), which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Regulatory authorities are also increasingly focused on cyber security and vendor management. Failure to comply with any legal and regulatory requirements may result in monetary, regulatory and, in certain cases, criminal penalties and significantly harm our reputation.
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
United Kingdom
Authorization by the Financial Conduct Authority ("FCA"). The FCA is responsible for regulating Evercore Partners International LLP ("Evercore U.K."), our U.K. Advisory affiliate, and Evercore ISI International Limited ("Evercore ISI U.K."), our U.K. Equities affiliate. The Financial Services and Markets Act 2000 ("FSMA") is the basis for the United Kingdom's ("U.K.") financial services regulatory regime. FSMA is supported by secondary legislation and other rules made under FSMA, including the FCA Handbook of Rules and Guidance. A key FSMA provision is section 19, which contains a "general prohibition" against any person carrying on a "regulated activity" (or purporting to do so) in the U.K., unless he is an authorized or exempt person. It is a criminal offense to breach this general prohibition and certain agreements made in breach may not be enforceable. The "regulated activities" are set out in the FSMA (Regulated Activities) Order 2001 (as amended). Evercore U.K. is authorized to carry out regulated activities with non retail clients, including: advising on investments, arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. Evercore ISI U.K. is also authorized to carry out these activities for non retail clients. As U.K. authorized persons, Evercore U.K. and Evercore ISI U.K. are subject to the FCA's high-level principles for businesses, conduct of business obligations and organizational requirements. The FCA's consumer duty that came into force in July 2023 setting higher level standards for firms under a new FCA principle and rules does not apply to either Evercore U.K. or Evercore ISI U.K. The FCA has extensive powers to supervise and intervene in the affairs of the firms. It can take a range of disciplinary enforcement actions, including public censure, restitution, fines or sanctions and the award of compensation.
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
Following the U.K.'s exit from the EU, the provisions of the Markets in Financial Instruments Directive and the Markets in Financial Instruments Regulation (together "MiFID") have been on-shored and brought into U.K. law through the European Union (Withdrawal) Act 2018. This provided that EU law directly applicable in the U.K. would form part of U.K. law at the end of the Brexit transitional period and gave powers to the U.K. government to amend this legislation so that it would operate effectively after Brexit. For most practical purposes Evercore U.K. and Evercore ISI U.K. will be subject to broadly the same requirements under the on-shored U.K. MiFID regime, subject to changes put forward in the U.K.'s legislative program.
In December 2022, the U.K. Government announced a series of financial services regulatory developments referred to as the "Edinburgh Reforms". The backdrop to these reforms is the Financial Services and Markets Act 2023 which received Royal Assent in June 2023. The Act will enable EU financial services law directly applicable in the U.K. to be repealed and replaced by similar U.K. law and regulation. While the Edinburgh Reforms did not set out a comprehensive list of regulations expected to be amended or repealed, these reforms did signal the U.K. Government's intentions to propose changes to existing financial services regulation. Therefore, over the coming years it is possible that U.K. and EU financial services may diverge further.
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
Hong Kong
In Hong Kong, the Securities and Futures Commission ("SFC") is responsible for regulating our subsidiary, Evercore Asia Limited ("Evercore Hong Kong"). As the principal regulator of Hong Kong’s securities and futures markets, the SFC is responsible for administering the laws and regulations governing the securities and futures markets in Hong Kong, supervising licensed market intermediaries such as Evercore Hong Kong and retains disciplinary, investigatory and enforcement powers in respect of contraventions of laws, regulations as well as other codes and guidelines promulgated by the SFC.
Evercore Hong Kong is licensed with the SFC to conduct certain corporate finance activities and securities dealing and advising activities that are related to corporate finance, and Evercore Hong Kong is required to comply with all applicable laws, rules, and regulations published by the SFC. The compliance requirements of the SFC include, among other things, paid-up share capital, liquid capital, record keeping, data storage, anti-money laundering (including the Anti-Money Laundering and Counter-Terrorist Financing Ordinance (Cap. 615)), client classification, conflicts of interest and other conduct of business requirements.
Evercore Hong Kong is also subject to other laws in Hong Kong that are concerned with money laundering, terrorist financing, proliferation financing and financial sanctions, including the Drug Trafficking (Recovery of Proceeds) Ordinance (Cap. 455), the Organized and Serious Crimes Ordinance, the United Nations (Anti-Terrorism Measures) Ordinance (Cap. 575), the United Nations Sanctions Ordinance (Cap. 537), the Weapons of Mass Destruction (Control of Provision of Services) Ordinance (Cap. 526) and the Prevention of Bribery Ordinance (Cap 201). Failure to comply with these laws may result in monetary, regulatory and, in certain cases, criminal penalties.
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
Dubai International Financial Centre ("DIFC")
Financial services activities conducted in, or from, the DIFC, a financial free-zone located in the Emirate of Dubai, United Arab Emirates, are regulated by the Dubai Financial Services Authority ("DFSA") and are subject to regulatory licensing requirements. Evercore Advisory (Middle East) Limited maintains licenses issued by the DFSA for: (i) advising on financial products; (ii) arranging credit and advising on credit; and (iii) arranging deals in investments. The compliance requirements for DFSA licensed entities include, among other things, capital, liquidity, governance, conduct of business requirements and anti-money laundering, counter-terrorist financing and sanctions requirements which apply to all activities conducted by Evercore Advisory (Middle East) Limited in or from the DIFC.

Canada
In Canada, our subsidiary, Evercore Partners Canada Ltd. ("Evercore Canada"), is licensed by the Ontario Securities Commission ("OSC") as an Exempt Market Dealer ("EMD") for dealing in securities that are exempt from registration requirements with permitted clients. The compliance requirements for EMDs include anti-money laundering and anti-terrorist financing surveillance, sanctions and suspicious activity monitoring, anti-bribery and corruption rules, recordkeeping, and conflicts management.
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
As a financial services firm, our businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, terrorism, political uncertainty, supply chain disruptions, uncertainty in the U.S. federal fiscal or monetary policy and the fiscal and monetary policy of foreign governments, an evolving regulatory environment (and the timing and nature of regulatory reform), climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflicts or other geopolitical events. Unfavorable market or economic conditions, as well as volatility in the financial markets, can materially reduce the demand for our services and present challenges.
Revenue generated by our Investment Banking & Equities business is related to the volume and value of the transactions in which we are involved. The majority of our bankers are focused on covering clients in the context of providing M&A services and those activities generate a substantial portion of our revenues. During periods of unfavorable market and economic conditions, including enhanced regulatory scrutiny of M&A transactions, our operating results may be adversely affected by a decrease in the volume and value of M&A transactions and increasing price competition among financial services companies seeking advisory engagements. Our clients engaging in M&A transactions often rely on access to the credit and/or capital markets to finance their transactions. The uncertainty of available credit and interest rates and the volatility of the capital markets, and the fact that we do not provide financing or otherwise commit capital to clients, can adversely affect the size, volume, timing and ability of such clients to successfully complete M&A transactions and adversely affect our Investment Banking & Equities business. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to reduce our variable costs without reducing revenue or within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions.
We also seek to generate greater business from our restructuring and capital markets services and our Equities business. However, we cannot be certain that we will be able to significantly offset lower revenues from a decline in our M&A activities with increased revenues generated from restructuring and capital markets services or from our Equities business. Our restructuring services, which provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers, our capital markets services, which provide corporations and financial sponsors with advice relating to a broad array of financing issues, and our Equities business, which provides equity research and agency securities trading for institutional investors, are smaller than our M&A advisory business and we expect that they will remain that way for the foreseeable future.
Unfavorable market conditions may also lead to a reduction in revenues from our underwriting and placement agent activities, our private funds advisory and private capital markets businesses, and the demand for the research and other services provided by our Equities business could correspondingly decline.
We depend on our senior professionals, including our executive officers, and the loss of their services could have a material adverse effect on us.
Our senior professionals' expertise, skill, reputation and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking & Equities business is dependent on our senior Advisory professionals, senior Equities research analysts, traders and executives. In addition, EWM is dependent on its senior portfolio managers and executives. Our professionals possess substantial experience and expertise and strong client relationships. However, they are not obligated to remain employed with us and the market for qualified professionals is highly competitive. If any of these personnel were to retire, join an existing competitor, form a competing company or otherwise leave us, it could jeopardize our relationships with clients and result in the loss of client engagements and revenues, which may be material.
In addition, if any of our executive officers or other senior professionals were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services or some of our other professionals could choose to follow the departing senior professional to a competitor. Although we have entered into restrictive covenant agreements with certain senior professionals, there is no guarantee that these agreements provide sufficient incentives or protections to prevent our professionals from resigning to join our competitors or that the restrictive covenant agreements would be upheld if we were to seek to enforce our rights. Recent regulatory initiatives have sought to limit the enforceability of such arrangements. For example, several states have enacted or proposed legislation limiting the enforceability of restrictive covenant agreements. The departure of a number of executive officers or senior professionals could have a material adverse effect on our business, financial condition and results of operations.
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
We have experienced significant growth in the past several years. Supporting this growth has placed significant demands on our operational, legal, regulatory and financial systems and resources for integration, training and business development efforts. We are often required to commit additional resources to maintain appropriate operational, legal, regulatory and financial systems to adequately support expansion, even when we only partner, enter into strategic alliances or take minority stakes in other businesses. We expect our growth to continue, which could place additional demands on our resources and increase our expenses. For example, in recent years we have made significant investments in various enterprise technologies, such as client relationship management, enterprise resource planning and financial planning technology. We cannot provide assurance that our financial controls, the level of knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our expanding operations effectively. Any failure to do so could adversely affect our ability to pursue our growth strategy, generate revenue and control expenses, and could result in regulatory fines or sanctions.
Our revenue and profits are highly volatile, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.
Our revenue and profits are highly volatile, and we can experience significant fluctuations in quarterly results. We generally derive Investment Banking & Equities revenue from engagements that generate significant fees at key transaction milestones, such as closing, and the timing of these milestones is outside of our control. As a result, our financial results will likely fluctuate from quarter to quarter based on the timing of when those fees are earned. The loss of even a small number of such fees could have a significant effect on our near term financial results. It may be difficult for us to achieve steady earnings growth on a quarterly basis, which could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally.
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
There is a risk that our employees could engage in fraud or misconduct that adversely affects our business. Our Investment Banking & Equities business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients or other confidential information, we could be subject to investigations, actions and sanctions by regulators and enforcement agencies and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients and employees. We are also subject to a number of obligations and standards arising from our Investment Management business and our authority over the assets managed by our Investment Management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our business may be adversely affected.
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
Allegations against us of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether or not valid, may harm our reputation. Moreover, our role as advisor to our clients on important mergers and acquisitions or restructuring transactions often involves complex analysis and the exercise of professional judgment, including, in certain circumstances, rendering fairness opinions in connection with mergers and other transactions.
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

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients and talent. As a result, if a client is not satisfied with our services, it may be more damaging to our business than in other businesses. Our reputation could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failures by us or our employees to provide satisfactory services or to comply with applicable laws, rules or regulations, errors in our public reports, perceptions of our environmental, social and governance practices ("ESG") or business selection, or the public announcement and potential publicity surrounding any of these events, even if inaccurate, satisfactorily addressed, or even if no violation or wrongdoing actually occurred, could adversely impact our reputation, our relationships with clients, our ability to negotiate joint ventures and strategic alliances, and our ability to attract and retain talent, any of which could have an adverse effect on our financial condition and results of operations.
Extensive and evolving regulation of our businesses exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and limits our ability to engage in certain activities.
As a participant in the financial services industry, we are subject to extensive and evolving regulation by governmental and self-regulatory organizations in jurisdictions around the world, as described further in Item 1. "Business – Regulation" above. Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA, or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate the financial services industry. We may also be adversely affected by changes in the interpretation or enforcement of existing laws or regulations by these governmental authorities and self-regulatory organizations. Uncertainty about the timing and scope of any changes to existing laws and rules or the implementation of new laws or rules by any regulatory authorities that regulate financial services firms or supervise financial markets, as well as the compliance costs associated with a new regulatory regime, may negatively impact our businesses in the short term, even if the long-term impact of any such changes is positive for our businesses. In addition, policies adopted by clients or prospective clients, which may exceed regulatory requirements, may result in additional compliance costs that materially affect our business. Because certain of our larger competitors are subject to regulations that do not affect us to the same extent, or at all, regulatory reforms may benefit them more than us, including by expanding their permitted activities, reducing their compliance costs or reducing restraints on compensation, any of which could enhance their ability to compete against us for advisory opportunities, for employees or otherwise, in a manner that negatively impacts our business.
Our and our employees' failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm, as well as fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our subsidiaries as an investment advisor or broker-dealer. For example, we are subject to extensive bribery and anti-corruption regulation, which can present heightened risks for us due to certain jurisdictions in which we operate and our significant client relationships with governmental entities and certain businesses that receive support from government agencies. Our businesses are subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations or estimate the amount of monetary fines or penalties that could be assessed. In addition, adverse regulatory scrutiny of any of our strategic partners could have a material adverse effect on our business and reputation.
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
In addition, as we operate in a financial services industry, we are susceptible to attempts to gain unauthorized access of client, customer or other confidential information. We are also at risk for denial-of-service, distributed denial-of-service and/or other cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, which could result from an employee's, contractor's or other third party vendor's failure to follow data security procedures or as a result of actions by third parties, including actions by governments. Phishing attacks and email spoofing attacks are becoming more prevalent and are often used to obtain information to impersonate employees or clients in order to, among other things, direct fraudulent bank transfers or obtain valuable information. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability, and in turn materially adversely affect our business. Although cyber-attacks have not, to date, had a material impact on our operations, breaches of our, or third-

party, network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to and disclose our proprietary information or our client's proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means, and could originate from a wide variety of sources, including state actors or other unknown third parties outside the firm.
There can be no assurance that we, or the third parties on whom we rely, will be able to anticipate, detect or implement effective preventative measures against frequently changing cyber threats. We expect to incur significant costs in maintaining and enhancing appropriate protections to keep pace with increasingly sophisticated methods of attack. In addition to the implementation of data security measures, we require our employees to maintain the confidentiality of the proprietary information we hold. If an employee's failure to follow proper data security procedures results in the improper release of confidential information, or our systems are otherwise compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. See Item 1C. "Cybersecurity" for further information regarding our cybersecurity practices, policies and procedures.
We are exposed to risks and costs associated with protecting the integrity and security of our clients', employees' and others' personal data and other sensitive information.
As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of personal data, including those related to compliance with U.S. and foreign data protection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such personal data. These laws and regulations are increasing in complexity and number and the burden of our compliance with them is growing. For example, the General Data Protection Regulation ("GDPR"), which applies across the EU and the U.K., imposes stringent requirements regarding the processing of personal data. Failure to meet the GDPR requirements could, in serious cases, result in penalties of up to four percent of annual worldwide revenue turnover. Several other jurisdictions, including in the United States, have also adopted or are considering similar legislation. The California Consumer Privacy Act provides data privacy rights for consumers and privacy related operational requirements for companies. The California Privacy Rights Act adds new privacy rights and regulations with an effective date of January 1, 2023. After California, comprehensive data privacy laws were enacted in Virginia, Colorado, Utah and Connecticut, sequentially, and our compliance costs may increase further.
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

In addition, if we were to experience a disaster or other business continuity problem, such as an epidemic, a pandemic, other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, software, telecommunications, transaction processing and other related systems and operations, as well as those of third parties on whom we rely. Although in the past we have been able to continue business operations through disruptions, we cannot guarantee in the future that similar events will not result in a material disruption to our business that may cause material financial loss, regulatory action, reputation harm or legal liability, and if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with a pandemic, the impact of a pandemic on our business could be exacerbated. In particular, we depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. Although we have developed business continuity plans and enhanced our remote working capabilities, a disaster or a disruption in the infrastructure that supports our businesses, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or a disruption that directly affects our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. The incidence and severity of disasters or other business continuity problems are unpredictable, and our inability to timely and successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.
We may not be able to generate sufficient cash to service all of our indebtedness.
Our ability to make scheduled payments on, or to refinance, our debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including our aggregate $345.0 million and £25.0 million of senior notes (the "Private Placement Notes") described in Note 13 to our consolidated financial statements. If our cash flows and capital resources are insufficient to fund our debt service obligations, including the principal and semi-annual interest payments noted above, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Private Placement Notes and other contractual commitments.
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
Our inability to successfully identify, consummate and integrate acquisitions and/or alliances, including through joint ventures or investments, as part of our growth initiatives could have adverse consequences to our business.
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

We may not realize the cost savings, revenue enhancements or other benefits that we expected from our growth initiatives.
Our analyses of the benefits and costs of expanding our businesses necessarily involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer engagements and relationships, operating costs and competitive factors, many of which are beyond our control and may not materialize. While we believe our analyses and their underlying assumptions to be reasonable, they are estimates that are necessarily speculative in nature. In addition, new regulatory requirements and conflicts may reduce the synergies that we expect to result from our growth initiatives. Even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these growth initiatives may be offset by costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these growth initiatives. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to personnel, systems and activities that are not under our direct and sole control, and conflicts and disagreements between us and our joint venture partners may negatively impact our business.
Risks Related to Our Investment Banking & Equities Business
A substantial portion of our revenue is derived from advisory assignments for Investment Banking & Equities clients, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in these engagements could have a material adverse effect on our financial condition and operating results.
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking & Equities clients for advisory and underwriting services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Our Advisory Fees and Underwriting Fees in the aggregate accounted for 88%, 90% and 92% of our revenues, excluding Other Revenue, net, in 2023, 2022 and 2021, respectively. We expect that we will continue to rely on advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in advisory engagements, or the market for advisory services, would adversely affect our business.
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
Further, as customer trading activities expose us to potential losses, we may have to purchase or sell securities at prevailing market prices in the event a customer fails to settle a trade on its original terms. We seek to manage the risks associated with customer trading activities through customer screening, internal review and trading policies and procedures, but such policies and procedures may not be effective in all cases.
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
The revenues and profitability of our Wealth Management business are derived from providing investment management and related services. The level of our revenues depends largely on the level and mix of AUM. Fluctuations in the amount and mix of our AUM may be attributable, in part, to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Global economic conditions, exacerbated by war or terrorism, health emergencies or financial crises, changes in the equity marketplace, trade disputes, restrictions on travel, currency exchange rates, commodity prices, interest rates, inflation rates, the yield curve, and other factors that are difficult to predict affect the mix, market values and levels of our AUM. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our AUM and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as in the U.S. we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage.
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
We have entered into services agreements with third-party service providers for custodial services and trust and investment administration processing and reporting services. Our officers oversee and manage these relationships; however, poor oversight and control on our part or inferior performance or service on the part of the service providers could result in a loss of customers, violation of applicable rules and regulations, including, but not limited to, data protection, privacy and anti-money laundering laws and otherwise adversely affect our business and operations.
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
In 2023, we earned 27% of our Total Revenues, excluding Other Revenue, and 27% of our Investment Banking & Equities Revenues from clients located outside of the United States. Generally, we intend to grow our non-U.S. business, and this growth is critical to our overall success. Many of our large Investment Banking & Equities clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include, but are not limited to, greater difficulties managing and staffing foreign operations; language and cultural differences; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers; the impact of Brexit on our operations in and the economies of the U.K. and the EU; restrictions on travel; greater difficulties in collecting accounts receivable; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; less stable political and economic environments; civil disturbances or other catastrophic events that reduce business activity; disasters or other business continuity problems, such as pandemics, other man-made or natural disaster or disruption involving electronic communications or other services; and international trade issues.
As part of our day-to-day operations outside of the United States, we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards, laws, regulations and procedures.
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
Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenues in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Generally, we do not enter into any transactions to hedge our exposure to foreign exchange fluctuations in our foreign subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results. On occasion, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable in EGL or other commitments. See Note 19 to our consolidated financial statements for further information.
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
As of December 31, 2023, there were certain vested LP Units held by some of our Senior Managing Directors and former employees that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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
As of December 31, 2023, regulated subsidiaries of Evercore LP had $937.4 million of cash and cash equivalents and investment securities. Amounts held in regulated entities may be subject to advance notification requirements to, or regulatory approval from, their relevant regulatory body prior to distribution, which could delay or restrict access to such capital.
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
Further, as part of annual bonuses and incentive compensation, we award restricted stock units ("RSUs") to employees, as well as to new hires. Each RSU represents the holder's right to receive one share of our Class A common stock following the applicable vesting date. Should we issue RSUs in excess of the amount remaining as authorized for issuance under the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan, these awards would be accounted for as liability awards, with changes in the fair value of these awards reflected as compensation expense until authorization is obtained.
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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity

Managing information technology ("IT") and cybersecurity risks, including maintaining confidentiality and privacy for our clients and employees, is critical to the successful operation of our business. We are aware that there are risks presented by cybersecurity, and are committed to preventing and mitigating such risks by following the below framework.
Board of Directors Oversight
The Audit Committee of the Board of Directors is charged with a majority of the risk oversight responsibilities on behalf of the Board of Directors, including risks associated with IT and cybersecurity. The Board of Directors and the Audit Committee are updated periodically on cybersecurity matters. Our Chief Financial Officer ("CFO") and General Counsel both report directly to our Chief Executive Officer ("CEO") and periodically meet with the Audit Committee in conjunction with a review of our quarterly and annual periodic SEC filings to discuss important risks we face, highlighting any new risks that have arisen since the prior meeting. Specifically with respect to cybersecurity, our Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO") join our CFO and General Counsel to provide updates directly to the Audit Committee, along with third party experts engaged to recommend enhancements to and improve the Company’s cybersecurity practices. In addition, all non-management members of the Board of Directors are invited to attend all committee meetings, regardless of whether the individual sits on the specific committee. Board of Directors members have access to senior executives, including our CFO and General Counsel, and in addition to periodic reports, we maintain formal processes for escalating live issues to the Audit Committee and the Board of Directors, as described below.
Management
On a day-to-day basis, our CISO leads our cybersecurity program with support from senior leadership. Our Information Security program is a bespoke program created for the Company and is guided by the National Institute of Standards and Technology (NIST) Cybersecurity Framework. The Information Security team is composed of three core functional areas, which work collaboratively to seek to keep our assets secure:
•Governance, Risk, & Administration. Responsible for setting policy, maintaining and conducting risk assessments, ensuring regulatory compliance in partnership with our legal and compliance team, coordinating audits, evaluating new technology platforms, and the development and oversight of the Company’s data governance, vendor risk management, and training programs.
•Security Operations. Responsible for monitoring our security posture on an ongoing basis, including alert response and escalation. This team is supported by a third-party security firm that serves as the Company’s Security Operations Center and performs continuous (24x7x365) monitoring of security across the enterprise.
•Security Architecture. Responsible for managing and maintaining security systems and identity management programs, as well as oversight and performance of security reviews for key technology platforms.

The CISO leads our Information Security team and is responsible for establishing and maintaining the Enterprise Information Security Policy (the "Policy"). Our CISO has over a decade of experience in information security strategy, audit and risk management, as well as technical leadership expertise. To stay abreast of the evolving threat landscape, the CISO is active in the cyber community through discussions with peer groups, industry experts and law enforcement agencies. Members of the Information Security team have backgrounds in cybersecurity or experience applicable to their roles, including relevant industry certifications.
Our Enterprise Information Security Policy contains existing controls to protect information systems (and the data hosted within) and to educate personnel as to the proper use, disclosure, modification, or destruction of that data. The Policy is further intended to reasonably protect our systems and data against internal and external threats that could impact it. We periodically review this Policy for improvements and request each account user to read and attest to the Policy annually. We employ a Defense-in-Depth approach to information security, which includes adoption of network perimeter, endpoint, and end-user controls in accordance with the Policy. We are focused on improvement of our security posture; we are periodically assessed by internal and external audits, as well as third-party security experts, such that our program continues to address and respond to evolving threats.
Education and awareness to cyber threats is a core component of our information security program. All employees undergo dedicated cybersecurity training as part of their onboarding process and on an ongoing basis. In recent years, we have enhanced our employee education and awareness program to focus on engagement, including through frequent phishing campaign assessments, communications from our CISO and reinforcement from other senior leaders on relevant cyber threats. We have also engaged third-party experts to perform penetration tests and assess our response mechanisms and hosted tabletop exercises with senior leaders to test our incident response preparedness. These organizations, as well as other third parties that do business with us, are reviewed as part of our Vendor Risk Management program. To foster prompt response to incidents, recovery of lost data, and minimal impact to strategic operations in emergency events, we maintain, test, and regularly review our Incident Response, Disaster Recovery and Business Continuity Plans.
Incident Response Plan
We have adopted an Incident Response Plan to provide a formal framework for responding to security incidents. The overall purpose of the framework is to provide procedures designed to protect and preserve the availability, integrity and confidentiality of the Company’s information and network assets, regardless of format. The plan was designed with the objective of performing timely investigations and assessments of the severity of the incidents (including the sensitivity of the information compromised), taking all appropriate measures to contain and control damage to customers resulting from the incident, returning to normal operating conditions as quickly as possible, and taking appropriate steps to comply with our legal and regulatory obligations, including our disclosure obligations under the securities laws.
The Incident Response Plan establishes procedures for assessing threats, determining when escalation of threats is required, and establishing a coordinated, multi-functional response to mitigate the impact of any incidents. After becoming aware of an incident, our cybersecurity team will review the incident against several critical questions to guide our immediate response. If an incident requires escalation, our core response team, which includes our CIO, CISO, General Counsel, CFO, Chief Compliance Officer, and other business leaders, is responsible for analyzing the materiality of the incident (including whether the incident qualifies as a material cyber event under SEC cybersecurity rules) and leading our response. The core response team is responsible for involving other corporate and business leaders throughout the organization as appropriate for communication and incident resolution, as well as communicating with the Board of Directors regarding the incident and management’s response as appropriate.
Impact of Cybersecurity Risk
During the period covered by this report, we are not aware of any cyber incidents that, individually or in the aggregate, have been material to our operations or financial condition. Additionally, we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, are reasonably likely to materially affect our strategy, results of operations or financial condition over the long term. For a discussion of cybersecurity risk, see the information contained under the heading "Our business is subject to various cybersecurity risks" in Item 1A. "Risk Factors" in this Form 10-K.

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
Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol "EVR." At the close of business on February 14, 2024, there were 34 Class A common stockholders of record. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners.
There is no trading market for the Evercore Inc. Class B common stock. As of February 14, 2024, there were 46 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.76 per share of Class A common stock for the quarters ended December 31, 2023, September 30, 2023 and June 30, 2023, $0.72 per share for the quarters ended March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022 and $0.68 per share for the quarter ended March 31, 2022.
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
Recent Sales of Unregistered Securities
None

Share Repurchases for the period January 1, 2023 through December 31, 2023

2023	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	26,255	$114.36	23,868	7,583,754
February 1 to February 28	2,065,342	132.48	1,155,185	6,428,569
March 1 to March 31	60,984	130.37	58,331	6,370,238
Total January 1 to March 31	2,152,581	$132.20	1,237,384	6,370,238

April 1 to April 30	1,434	$114.81	—	6,370,238
May 1 to May 31	371,138	108.49	354,134	6,016,104
June 1 to June 30	164,012	117.32	160,970	5,855,134
Total April 1 to June 30	536,584	$111.20	515,104	5,855,134

July 1 to July 31	3,541	$130.27	—	5,855,134
August 1 to August 31	288,727	137.67	279,965	5,575,169
September 1 to September 30	4,257	142.25	—	5,575,169
Total July 1 to September 30	296,525	$137.65	279,965	5,575,169

October 1 to October 31	3,426	$138.81	—	5,575,169
November 1 to November 30	2,836	130.97	—	5,575,169
December 1 to December 31	9,331	148.49	—	5,575,169
Total October 1 to December 31	15,593	$143.17	—	5,575,169

Total January 1 to December 31	3,001,283	$129.04	2,032,453	5,575,169
(1)Includes the repurchase of 915,197, 21,480, 16,560 and 15,593 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, respectively.
(2)On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A common stock ("Class A Shares") and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

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
Investment Banking & Equities. Our Investment Banking & Equities segment earns fees from its clients for providing advice on mergers, acquisitions, divestitures, capital raising, leveraged buyouts, liability management and restructurings, private funds advisory and private capital markets services, activism and defense and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions, fees and principal revenues from research and sales and trading activities. The amount and timing of the fees paid vary by the type of engagement or services provided. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our revenue consists of advisory fees for which realizations are dependent on the successful completion of client transactions. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing, to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees may be subject to court approval. Underwriting fees are recognized when the offering has been deemed to be completed and placement fees are generally recognized at the time of the client's acceptance of capital or capital commitments. Commissions and Related Revenue includes commissions, which are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned. Commissions and Related Revenue also includes subscription fees for the sales of research, as well as revenues from trades primarily executed on a riskless principal basis. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) and recognized as revenue over the remaining subscription period.
Revenue trends in our advisory business generally are correlated to the volume of M&A activity, restructuring activity, which generally tends to be counter-cyclical to M&A, and capital advisory activity. Demand for these capabilities can vary in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A, restructuring or capital advisory activity. Revenue trends in our equities business are correlated, in part, to market volumes, which generally decrease in periods of low market volatility or unfavorable market or economic conditions. See "Liquidity and Capital Resources" below for further information.
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

Other Revenue and Interest Expense. Other Revenue includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including our investment funds (which are used as an economic hedge against our deferred cash compensation program), certificates of deposit, cash and cash equivalents, long-term accounts receivable and on our debt security investment in G5 Holdings S.A. ("G5") (through June 25, 2021, the date G5 repaid its outstanding debentures in full. See Note 10 to our consolidated financial statements for further information.)
•A gain on the sale of a portion of our interests in ABS in 2022. See Note 10 to our consolidated financial statements for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge
•Realized and unrealized gains and losses on interests in private equity funds which we do not manage
•Adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Interest Expense includes interest expense associated with our Notes Payable and lines of credit.
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
Our annual compensation program includes share-based compensation awards and deferred cash awards as a component of the annual bonus awards for certain employees. These awards, the amount granted of which is a function of performance and market conditions, are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, the expense is generally amortized over the stated vesting period, subject to retirement eligibility. With respect to annual awards, our retirement eligibility criteria generally stipulates that an employee is eligible for retirement if the employee has at least five years of continuous service, is at least 55 years of age and has a combined age and years of service of at least 65 years, or if an employee has at least 10 years of continuous service and is at least 60 years of age. Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided they give the minimum advance notice, which is generally six months to one year and comply with certain post-termination obligations.
We estimate forfeitures in the aggregate compensation cost to be amortized over the requisite service period of the awards. We periodically monitor our estimated forfeiture rate and adjust our assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative adjustment in the period of the change.
In April 2021, January 2022 and January 2023, our Board of Directors approved the issuance of Class L Interests in Evercore LP ("Class L Interests") to certain of our named executive officers, pursuant to which the named executive officers receive a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2022, 2023 and 2024, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2021, 2022 and 2023, respectively. Following the distributions, the Class L Interests are cancelled pursuant to their terms. We record expense equal to the amount of these distributions in Employee Compensation and Benefits on the Consolidated Statements of Operations and reflect accrued liabilities in Accrued Compensation and Benefits on the Consolidated Statements of Financial Condition.
In January 2024, our Board of Directors approved the issuance of Class L Interests to certain of our named executive officers, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2025. Distributions pursuant to these interests are anticipated to be made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2024.
Our Long-term Incentive Plans provide for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan", which ended on December 31, 2020) and January 1, 2021 (the "2021 Long-term Incentive Plan"). The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan we made cash distributions in 2023, 2022 and 2021. Amounts accrued pursuant to the 2021 Long-term Incentive Plan may be paid, in cash or Class A Shares, at our discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award.
From time to time, we also grant incentive awards to certain individuals which include both performance and service-based vesting requirements and, in certain awards, market based requirements. These include Class I-P Units of Evercore LP ("Class I-P Units") and Class K-P Units of Evercore LP ("Class K-P Units"). In March 2022, the Class I-P Units converted to Class I LP Units. See Note 18 to our consolidated financial statements for further information.
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
Other Expenses
Other Expenses include the following:
•Special Charges, Including Business Realignment Costs – Includes the following:
◦2023 – Expenses related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico
◦2022 – Expenses related to charges associated with the prepayment of our 5.23% Series B senior notes originally due March 30, 2023 (the "Series B Notes"), as well as certain professional fees, separation benefits and other charges related to the wind-down of our operations in Mexico
◦2021 – Expenses related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with our investment strategy, we decided to wind-down during 2021
•Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services
Income from Equity Method Investments
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

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2023 and 2022. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Years Ended December 31,			Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$1,963,857	$2,392,990	$2,751,992	(18%)	(13%)
Underwriting Fees	111,016	122,596	246,705	(9%)	(50%)
Commissions and Related Revenue	202,789	206,207	205,822	(2%)	—%
Asset Management and Administration Fees	67,041	64,483	65,784	4%	(2%)
Other Revenue, Including Interest and Investments	97,963	(7,378)	36,782	NM	NM
Total Revenues	2,442,666	2,778,898	3,307,085	(12%)	(16%)
Interest Expense	16,717	16,850	17,586	(1%)	(4%)
Net Revenues	2,425,949	2,762,048	3,289,499	(12%)	(16%)
Expenses
Operating Expenses	2,063,893	2,062,880	2,178,500	—%	(5%)
Other Expenses	2,921	3,126	8,561	(7%)	(63%)
Total Expenses	2,066,814	2,066,006	2,187,061	—%	(6%)
Income Before Income from Equity Method Investments and Income Taxes	359,135	696,042	1,102,438	(48%)	(37%)
Income from Equity Method Investments	6,655	7,999	14,161	(17%)	(44%)
Income Before Income Taxes	365,790	704,041	1,116,599	(48%)	(37%)
Provision for Income Taxes	80,567	172,626	248,026	(53%)	(30%)
Net Income	285,223	531,415	868,573	(46%)	(39%)
Net Income Attributable to Noncontrolling Interest	29,744	54,895	128,457	(46%)	(57%)
Net Income Attributable to Evercore Inc.	$255,479	$476,520	$740,116	(46%)	(36%)
Diluted Weighted Average Shares of Class A Common Stock Outstanding	40,099	41,037	43,321	(2%)	(5%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$6.37	$11.61	$17.08	(45%)	(32%)
2023 versus 2022
Net Income Attributable to Evercore Inc. was $255.5 million in 2023, a decrease of $221.0 million, or 46%, compared to $476.5 million in 2022. The changes in our operating results during these years are described below.
Net Revenues were $2.43 billion in 2023, a decrease of $336.1 million, or 12%, versus Net Revenues of $2.76 billion in 2022. Advisory Fees decreased $429.1 million, or 18%, Underwriting Fees decreased $11.6 million, or 9%, and Commissions and Related Revenue decreased $3.4 million, or 2%, compared to 2022. Asset Management and Administration Fees increased $2.6 million, or 4%, compared to 2022. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, increased $105.3 million compared to 2022, primarily reflecting a shift from losses of $29.8 million in 2022 to gains of $34.3 million in 2023 on our investment funds portfolio due to overall market appreciation, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.

Total Operating Expenses were $2.06 billion in 2023, flat compared to 2022. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.66 billion in 2023, a decrease of $40.6 million, or 2%, versus expense of $1.70 billion in 2022. The decrease in the amount of compensation recognized in 2023 principally reflects a lower accrual for incentive compensation, partially offset by higher amortization of prior period deferred compensation awards and higher base salaries. Non-compensation expenses, as a component of Operating Expenses, were $407.0 million in 2023, an increase of $41.6 million, or 11%, versus $365.4 million in 2022. The increase was primarily driven by increases in travel and related expenses, which reflect continued increased activity in the post COVID-19 period, as well as communications and information services, principally reflecting higher license fees and research services in 2023. The increase was also attributed to the reversal of expense in 2022 associated with the decline in the fair value of contingent consideration owed to former equity interest holders in our RECA business. Non-Compensation expenses per employee were approximately $186.3 thousand for 2023, versus $176.2 thousand for 2022.
Other Expenses of $2.9 million in 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico. Other Expenses of $3.1 million in 2022 reflected Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes, as well as certain professional fees, separation benefits and other charges related to the wind-down of our operations in Mexico.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 68.3% in 2023, compared to 61.5% in 2022.
Income from Equity Method Investments was $6.7 million in 2023, compared to $8.0 million in 2022, reflecting lower contributions from all of our equity method investments in 2023. See Note 10 to our consolidated financial statements for further information.
The provision for income taxes in 2023 was $80.6 million, which reflected an effective tax rate of 22.0%. The provision for income taxes in 2022 was $172.6 million, which reflected an effective tax rate of 24.5%. The provision for income taxes in 2023 and 2022 reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $13.7 million and $19.6 million, respectively, which resulted in a reduction in the effective tax rate of 3.7 and 2.8 percentage points in 2023 and 2022, respectively. The provision for income taxes is also impacted by the apportionment of state and local taxes.
Net Income Attributable to Noncontrolling Interest was $29.7 million in 2023, compared to $54.9 million in 2022. The decrease in Net Income Attributable to Noncontrolling Interest reflects lower income at Evercore LP in 2023. See Note 16 to our consolidated financial statements for further information.
For a discussion of 2022 versus 2021, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2022.
Impairment of Assets
Goodwill
At both November 30, 2023 and 2022, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), we performed our annual Goodwill impairment assessment with respect to each of our reporting units and concluded that the fair value of our reporting units substantially exceeded their carrying values.
For a discussion of 2021, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impairment of Assets" in our Form 10-K for the year ended December 31, 2022.
Other Assets
We recorded no impairment charges for the years ended December 31, 2023 and 2022. For a discussion of 2021, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impairment of Assets" in our Form 10-K for the year ended December 31, 2022.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Years Ended December 31,			Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$1,963,857	$2,392,990	$2,751,992	(18%)	(13%)
Underwriting Fees	111,016	122,596	246,705	(9%)	(50%)
Commissions and Related Revenue	202,789	206,207	205,822	(2%)	—%
Other Revenue, net(1)(2)	78,281	(25,668)	19,370	NM	NM
Net Revenues	2,355,943	2,696,125	3,223,889	(13%)	(16%)
Expenses
Operating Expenses	2,010,757	2,009,913	2,125,871	—%	(5%)
Other Expenses	2,921	3,126	7	(7%)	NM
Total Expenses	2,013,678	2,013,039	2,125,878	—%	(5%)
Operating Income	342,265	683,086	1,098,011	(50%)	(38%)
Income from Equity Method Investments(3)	620	1,217	1,337	(49%)	(9%)
Pre-Tax Income	$342,885	$684,303	$1,099,348	(50%)	(38%)
(1)Includes interest expense on Notes Payable and lines of credit of $16.7 million, $16.9 million and $17.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Includes a gain of $4.4 million for the year ended December 31, 2021, resulting from the redemption of our G5 debt security.
(3)Equity in Luminis and Seneca Evercore is classified within Income from Equity Method Investments.

For 2023, the dollar value of North American announced and completed M&A activity decreased 6% and 16%, respectively, compared to 2022, and the dollar value of Global announced and completed M&A activity decreased 16% and 28%, respectively, compared to 2022. For 2023, the dollar value of North American and Global completed M&A activity over $100 million decreased 16% and 29%, respectively, compared to 2022.

	For the Years Ended December 31,			Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021
Industry Statistics ($ in billions)(1)
Value of North American M&A Deals Announced	$1,450	$1,536	$2,619	(6%)	(41%)
Value of North American M&A Deals Completed	$1,368	$1,630	$2,386	(16%)	(32%)
Value of North American M&A Deals Completed Over $100 million	$1,294	$1,543	$2,282	(16%)	(32%)
Value of Global M&A Deals Announced	$2,880	$3,436	$5,588	(16%)	(39%)
Value of Global M&A Deals Completed	$2,589	$3,592	$4,698	(28%)	(24%)
Value of Global M&A Deals Completed Over $100 million	$2,359	$3,309	$4,327	(29%)	(24%)
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(2)	666	651	797	2%	(18%)
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(2)	378	409	502	(8%)	(19%)
Total Number of Underwriting Transactions(2)	47	49	117	(4%)	(58%)
Total Number of Underwriting Transactions as a Bookrunner(2)	43	44	100	(2%)	(56%)
(1) Source: Refinitiv January 19, 2024
(2) Includes Equity and Debt Underwriting Transactions.
Investment Banking & Equities Results of Operations
2023 versus 2022
Net Revenues were $2.36 billion in 2023, compared to $2.70 billion in 2022, a decrease of $340.2 million, or 13%. The decrease in revenues from 2022 was primarily driven by a decrease of $429.1 million, or 18%, in Advisory Fees, reflecting a decline in revenue earned from large transactions during 2023. Underwriting Fees decreased $11.6 million, or 9%, compared to 2022, reflecting a decrease in the number of transactions we participated in during 2023. Commissions and Related Revenue decreased $3.4 million, or 2%, compared to 2022, primarily reflecting lower trading revenues. Other Revenue, net, increased $103.9 million compared to 2022, primarily reflecting a shift from losses of $29.8 million in 2022 to gains of $34.3 million in 2023 on our investment funds portfolio due to overall market appreciation, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $2.01 billion in 2023, flat compared to 2022. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.62 billion in 2023, compared to $1.66 billion in 2022, a decrease of $40.6 million, or 2%. The decrease in the amount of compensation recognized in 2023 principally reflects a lower accrual for incentive compensation, partially offset by higher amortization of prior period deferred compensation awards and higher base salaries. Non-compensation expenses, as a component of Operating Expenses, were $393.3 million in 2023, compared to $351.8 million in 2022, an increase of $41.5 million, or 12%. Non-compensation operating expenses increased from the prior year, primarily driven by increases in travel and related expenses, as well as communications and information services, principally reflecting higher license fees and research services in 2023. The increase was also attributed to the reversal of expense in 2022 associated with the decline in the fair value of contingent consideration owed to former equity interest holders in our RECA business.
Other Expenses of $2.9 million in 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico. Other Expenses of $3.1 million in 2022 reflected Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of our Series B Notes, as well as certain professional fees, separation benefits and other charges related to the wind-down of our operations in Mexico.

For a discussion of 2022 versus 2021, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2022.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$67,041	$64,483	$65,784	4%	(2%)
Other Revenue, net(1)	2,965	1,440	(174)	106%	NM
Net Revenues	70,006	65,923	65,610	6%	—%
Expenses
Operating Expenses	53,136	52,967	52,629	—%	1%
Other Expenses	—	—	8,554	NM	NM
Total Expenses	53,136	52,967	61,183	—%	(13%)
Operating Income	16,870	12,956	4,427	30%	193%
Income from Equity Method Investments(2)	6,035	6,782	12,824	(11%)	(47%)
Pre-Tax Income	$22,905	$19,738	$17,251	16%	14%
(1)Includes a gain of $1.3 million for the year ended December 31, 2022, resulting from the sale of a portion of our interests in ABS.
(2)Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III") and Glisco Capital Partners IV, L.P. ("Glisco IV", and together with Glisco II and Glisco III, the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic Capital Partners Associates IV, L.P., Trilantic Capital Partners V, L.P. and Trilantic Capital Partners VI (North America), L.P. ("Trilantic VI") (through January 1, 2022). In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of December 31, 2023, $0.1 million of previously distributed carried interest received from the funds was subject to repayment. During 2021, consistent with our investment strategy, we decided to wind-down our investment relationship with Trilantic Capital Partners ("Trilantic"). See Note 10 to our consolidated financial statements for further information.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments. During 2022, we sold a portion of our interests in ABS. See Note 10 to our consolidated financial statements for further information.
Assets Under Management
AUM in our Wealth Management business of $12.3 billion at December 31, 2023 increased $1.7 billion, or 16%, compared to $10.5 billion at December 31, 2022. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the

Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 76% and 74% of Level 1 investments, 20% and 21% of Level 2 investments and 4% and 5% of Level 3 investments as of December 31, 2023 and 2022, respectively.
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
The following table summarizes AUM activity for Wealth Management for the years ended December 31, 2023 and 2022:

(dollars in millions)
Balance at December 31, 2021	$12,184
Inflows	1,375
Outflows	(1,289)
Market Appreciation (Depreciation)	(1,733)
Balance at December 31, 2022	$10,537
Inflows	965
Outflows	(1,000)
Market Appreciation	1,770
Balance at December 31, 2023	$12,272

Unconsolidated Affiliates - Balance at December 31, 2023:
Atalanta Sosnoff	$7,461
ABS	$6,825
The following table represents the composition of AUM for Wealth Management as of December 31, 2023:

Equities	64%
Fixed Income	19%
Liquidity(1)	12%
Alternatives	5%
Total	100%
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
In 2023, AUM for Wealth Management increased 16%, primarily reflecting an increase due to market appreciation. Performance for 2023 reflected:

•Wealth Management outperformed the S&P 500 on a 1-year basis by approximately 2% and lagged the S&P 500 on a 3-year basis by approximately 1%
•Wealth Management lagged the fixed income composite on a 1-year basis by approximately 10 basis points and outperformed the fixed income composite on a 3-year basis by approximately 10 basis points
•The S&P 500 and fixed income composite were up approximately 26% and 4%, respectively, compared to the prior year
In 2022, AUM for Wealth Management decreased 14%, primarily reflecting a decrease due to market depreciation. Performance for 2022 reflected:
•Wealth Management lagged the S&P 500 on a 1-year basis by approximately 4% and outperformed the S&P 500 on a 3-year basis by approximately 1%
•Wealth Management outperformed the fixed income composite on a 1-year basis by approximately 10 basis points and lagged the fixed income composite on a 3-year basis by approximately 20 basis points
•The S&P 500 and fixed income composite were down approximately 18% and 5%, respectively, compared to the prior year
AUM from our unconsolidated affiliates increased 8% compared to December 31, 2022, reflecting increases in both Atalanta Sosnoff and ABS.
2023 versus 2022
Net Revenues were $70.0 million in 2023, compared to $65.9 million in 2022, an increase of $4.1 million, or 6%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $2.6 million, or 4%, from 2022, as associated AUM increased 16%, primarily from market appreciation.
Operating Expenses were $53.1 million in 2023, compared to $53.0 million in 2022, an increase of $0.2 million. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $39.4 million in 2023, compared to $39.5 million in 2022, a decrease of $0.1 million, reflecting the implementation of a compensation deferral program in the segment. Non-Compensation expenses, as a component of Operating Expenses, were $13.7 million in 2023, compared to $13.5 million in 2022, an increase of $0.2 million, or 1%.
Income from Equity Method Investments decreased 11% from 2022, driven by lower income earned by Atalanta Sosnoff and ABS in 2023. See Note 10 to our consolidated financial statements for further information.
For a discussion of 2022 versus 2021, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2022.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of fees and the payment of operating expenses, including incentive compensation to our employees and interest expense on our Notes Payable and lines of credit, and the payment of income taxes. Advisory and Underwriting fees are generally collected within 90 days of invoice. Placement fees are generally collected within 180 days of invoice and a portion of certain fees related to private funds capital raising and the private capital businesses may be collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management business are generally invoiced and collected within 90 days. We traditionally pay a substantial portion of incentive compensation during the first three months of each calendar year with respect to the prior year's results and prior years' deferred compensation. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are generally funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to invest our cash in highly liquid securities or bank certificates of deposit, deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares (including for the net settlement of RSUs), and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. If required, we may periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Years Ended December 31,
	2023	2022	2021

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$285,223	$531,415	$868,573
Non-cash charges	527,724	561,678	498,772
Other operating activities	(354,993)	(561,717)	17,553
Operating activities	457,954	531,376	1,384,898
Investing activities	15,621	313,303	(705,892)
Financing activities	(557,231)	(735,568)	(925,321)
Effect of exchange rate changes	17,017	(24,281)	(4,616)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(66,639)	84,830	(250,931)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	672,123	587,293	838,224
End of Period	$605,484	$672,123	$587,293
2023. Cash, Cash Equivalents and Restricted Cash were $605.5 million at December 31, 2023, a decrease of $66.6 million versus Cash, Cash Equivalents and Restricted Cash of $672.1 million at December 31, 2022. Operating activities resulted in a net inflow of $458.0 million, primarily related to earnings, partially offset by the payment of 2022 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Consolidated Statements of Financial Condition as of December 31, 2023. Cash of $15.6 million was provided by investing activities, primarily related to net proceeds from maturities of certificates of deposit, partially offset by net purchases of investment securities and equipment and leasehold improvements. Financing activities during the period used cash of $557.2 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, the payment of dividends and distributions made to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
2022. Cash, Cash Equivalents and Restricted Cash were $672.1 million at December 31, 2022, an increase of $84.8 million versus Cash, Cash Equivalents and Restricted Cash of $587.3 million at December 31, 2021. Operating activities resulted in a net inflow of $531.4 million, primarily related to earnings, partially offset by the payment of 2021 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Consolidated Statement of Financial Condition as of December 31, 2022. Cash of $313.3 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities and proceeds received for the sale of a portion of our interests in ABS, partially offset by purchases of equipment and leasehold improvements. Financing activities during the period used cash of $735.6 million, primarily for purchases of treasury stock (including for net settlement of RSUs) and noncontrolling interests, the repayment of our Notes Payable, the payment of dividends and distributions made to noncontrolling interest holders, partially offset by the issuance of the 2022 Private Placement Notes. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
For a discussion of 2021, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows" in our Form 10-K for the year ended December 31, 2022.
Liquidity and Capital Resources
General
Our current assets principally include Cash and Cash Equivalents, Investment Securities and Certificates of Deposit, Accounts Receivable and contract assets, included in Other Current Assets, relating to revenues from our Investment Banking & Equities and Investment Management segments. Our current liabilities principally include accrued expenses, accrued liabilities, accrued employee compensation and short-term borrowings. We traditionally have made payments for employee bonus awards and year-end distributions to partners in the first quarter of the year with respect to the prior year's results. In addition, payments in respect of deferred cash compensation arrangements and related investments are also made in the first quarter. From time to time, advances and/or commitments may also be granted to new employees at or near the date they begin employment, or to existing employees for the purpose of incentive or retention. Cash distributions related to partnership tax allocations are made to the partners of Evercore LP and certain other entities in accordance with our corporate estimated payment calendar; these payments are generally made quarterly. In addition, dividends on Class A Shares, and related distributions to partners of Evercore LP, are paid when and if declared by the Board of Directors, which is generally quarterly.
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with capital requirements and restrictions of our regulated legal entities. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking & Equities segment, which is primarily a function of closing client transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our Notes Payable, lines of credit and other financing arrangements, as well as payments for income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. Certain of these tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments, including deferred compensation arrangements. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions - which may result from the current or anticipated impact of inflation, changes in the level of interest rates, changes in the availability of financing, supply chain disruptions, an evolving regulatory environment, climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including escalating international tensions, terrorism or other geopolitical events - the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame, and in an amount sufficient, to match any decreases in revenue relating to changes in market and economic conditions. Likewise, our liquidity may be adversely impacted by our contractual obligations, including lease obligations. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our Investment Management clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred.

We remain in a period of macroeconomic uncertainty and market volatility, having experienced historically high inflation, supply chain constraints, rising interest rates, changes in the availability of financing, geopolitical tensions, including escalating military tensions, evolving regulatory and banking environments and the risk of a recession. These factors have led to a slowing of the pace of M&A and other advisory transaction announcements and the elongation of the timing of transaction closings, as well as suppressing the level of underwriting activity. We will continue to assess the potential ongoing impacts of the current environment, including the regular monitoring of our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations. See "Results of Operations" above for further information.
We assess each of our equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred. These circumstances could include unfavorable market conditions or the loss of key personnel of the investee.
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
On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2023, we repurchased 2,032,453 Class A Shares, at an average cost per share of $127.85, for $259.9 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2023, we repurchased 968,830 Class A Shares, at an average cost per share of $131.53, for $127.4 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 3,001,283 Class A Shares repurchased during 2023 were acquired for aggregate purchase consideration of $387.3 million, at an average cost per share of $129.04.
Noncontrolling Interest Purchases
During 2023, we purchased, at fair value, an additional 0.7% of the EWM Class A Units for $2.0 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.2 million and a decrease to Additional Paid-In Capital of $1.8 million on our Consolidated Statement of Financial Condition as of December 31, 2023.
During 2022, we purchased, at fair value, an additional 0.9% of the EWM Class A Units for $3.2 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.2 million and a decrease to Additional Paid-In Capital of $3.0 million on our Consolidated Statement of Financial Condition as of December 31, 2022.
On December 31, 2021, we purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54.3 million. Consideration for this transaction included the payment of $6.0 million of cash in 2021, $27.7 million of cash in 2022, and contingent cash consideration which is due to be settled in early 2024. We paid $1.4 million of this contingent cash consideration in 2023. The fair value of the remaining contingent consideration is $2.0 million as of December 31, 2023, which is included within Payable to Employees and Related Parties on our Consolidated Statements of Financial Condition, and $6.1 million as of December 31, 2022, $1.1 million of which was included within Other Current Liabilities and the remainder of which was included within Other Long-term Liabilities on our Consolidated Statements of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The decline in the fair value of contingent consideration reduced Other Operating Expenses by $2.4 million and $14.5 million for the years ended December 31, 2023 and 2022, respectively, on the Consolidated Statements of Operations. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, we also issued a payment in early 2023 and will issue another payment in early 2024, contingent on continued employment. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments are also dependent on the RECA business achieving certain revenue performance targets.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2023, we were in compliance with all of these covenants.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2023, we were in compliance with all of these covenants.
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

Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2023, we were in compliance with all of these covenants.
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
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2023, we were in compliance with all of these covenants.
Lines of Credit
Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility, as amended on June 29, 2023, in an aggregate principal amount of up to $30.0 million (the "Existing PNC Facility") to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of December 31, 2023. The interest rate provisions are Daily SOFR plus 161 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at December 31, 2023.
East entered into an additional loan agreement with PNC for a revolving credit facility, as amended on June 29, 2023, in an aggregate principal amount of up to $55.0 million to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of December 31, 2023. Drawings under this facility bear interest at Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at December 31, 2023.
EGL entered into a subordinated revolving credit facility with PNC, as amended on November 6, 2023, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 28, 2025. There were no drawings under this facility at December 31, 2023.
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
We have a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business. For further information see "Noncontrolling Interest Purchases" above and Notes 16 and 19 to our consolidated financial statements.
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.6 million and $2.4 million as of December 31, 2023 and 2022, respectively. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. We expect to fund these commitments with cash flows from operations. See Note 19 to our consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.
As of December 31, 2023, our current and former Senior Managing Directors owned an aggregate of approximately 1.7 million vested Class A LP Units, 0.4 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.2 million vested Class K LP Units. In addition, 0.8 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of December 31, 2023. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder. See Note 2 to our consolidated financial statements for further information.
Our Consolidated Statement of Financial Condition as of December 31, 2023 included $596.9 million of Cash and Cash Equivalents and $1.44 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of December 31, 2023, the fair value of our investments with these products, based on closing prices, was $160.9 million. We had net realized and unrealized gains of $31.7 million for the year ended December 31, 2023, from our exchange-traded funds portfolio. See Note 8 to our consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $16.1 million, $32.2 million and $48.3 million, respectively, for the year ended December 31, 2023.

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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.6 million for the year ended December 31, 2023.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2023, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Consolidated Statement of Comprehensive Income was a gain of $4.6 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Periodically, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. We entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30.0 million British Pounds sterling for $36.9 million, which settled during the third quarter of 2023, and resulted in a loss of $0.3 million. Upon settlement, we entered into a new foreign currency exchange forward contract to buy 30.0 million British Pounds sterling for $36.7 million, which will settle in the first quarter of 2024. The contract is recorded at its fair value of $1.6 million as of December 31, 2023, and is included within Other Current Assets on our Consolidated Statement of Financial Condition.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of approximately $5.6 million and $5.5 million for the years ended December 31, 2023 and 2022, respectively, and reversed bad debt expense of approximately $0.1 million for the year ended December 31, 2021.
As of December 31, 2023 and 2022, total receivables recorded in Accounts Receivable amounted to $371.6 million and $385.1 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $93.7 million and $64.1 million, respectively.

Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2023, total contract assets recorded in Other Current Assets and Other Assets amounted to $85.4 million and $5.8 million, respectively. As of December 31, 2022, total contract assets recorded in Other Current Assets and Other Assets amounted to $110.5 million and $8.0 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills and notes, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2023, we had Investment Securities of $1.38 billion, of which 88% were treasury bills and notes.
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
Investment Banking & Equities Revenue
We earn fees from clients for providing advisory services on strategic matters, including mergers, acquisitions, divestitures, leveraged buyouts, liability management and restructurings, activism and defense and similar corporate finance matters. Our Investment Banking & Equities segment also includes services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Revenue is recognized as we satisfy performance obligations, upon transfer of control of promised services to customers in an amount that reflects the consideration we expect to receive in exchange for these services. Our contracts with customers may include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For performance obligations satisfied over time, determining a measure of progress requires us to make significant judgments that affect the timing of revenue recognized. For certain advisory services, we have concluded that performance obligations are satisfied over time. This is based on the premise that we transfer control of services and the client simultaneously receives benefits from these services over the course of an engagement. For performance obligations satisfied at a point in time, determining when control transfers requires us to make significant judgments that affect the timing of when revenue is recognized.
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
With respect to retainer, announcement and success fees in M&A transactions, there are no distinct performance obligations aside from advisory activities, which are generally focused on achieving a milestone (typically, the announcement and/or the closing of a transaction). These advisory services are provided over time throughout the contract period. We recognize revenue when distinct services are performed and when it is probable that a reversal of revenue will not occur, which is generally upon the announcement or closing of a transaction. Accordingly, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. In circumstances in which retainer fees are received in advance of services, these fees are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and subsequently recognized in Advisory Fees on the Consolidated Statements of Operations during the applicable time period within which the service is rendered. Announcement fees for advisory services are recognized upon announcement (the point at which it is determined that the reversal of revenue is not probable) and all other requirements for revenue recognition are satisfied. A portion of the announcement fee may be deferred based on the services remaining to be completed, if any. Success fees for advisory services, such as M&A advice, are recognized when it is determined that the reversal of revenue is not probable and all other requirements for revenue recognition are satisfied, which is generally at closing of the transaction.
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
Commissions and Related Revenue include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price at the point in time of trade order execution is fixed. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis or, in the case of payments under commission sharing arrangements, when earned. We also earn subscription fees for the sales of research, as well as revenues from trades primarily executed on a riskless principal basis. The delivery of research under subscription arrangements represents a distinct performance obligation that is satisfied over time. The fees are fixed and are recognized over the period in which the performance obligation is satisfied. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Commissions and Related Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered.
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
Accounts Receivable and Contract Assets
Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to our clients. We record accounts receivable, net of any allowance for credit losses, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. We maintain an allowance for credit losses to provide coverage for estimated losses from our client receivables. In accordance with ASC 326, "Financial Instruments - Credit Losses", we determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. We have determined that long-term forecasted information is not relevant to our fee receivables, which are primarily short-term. We update our average credit loss rates periodically and maintain a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. In addition, we periodically perform a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss rates. Expected credit losses for newly recognized financial assets and changes to expected credit losses during the period are recognized in earnings.
Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.
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
Valuation
The valuation of our investments in securities and of our investments in private equity funds which we do not manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Per ASC 820, we disclose information about financial instruments carried at fair value, including their classification in the fair value hierarchy. Level 1 investments include U.S. Treasury Securities, readily-marketable equity securities and investment funds. Level 2 investments include our foreign currency exchange forward contracts. As of December 31, 2023 and 2022, we had no Level 3 investments carried at fair value. See Note 11 to our consolidated financial statements for further information.
ASC 825, "Financial Instruments" permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We have not elected to apply the fair value option to any specific financial assets or liabilities.
Investment Securities and Futures and Forward Contracts
Investment Securities may include investments in U.S. treasury securities, other debt securities and investments in readily-marketable equity securities, including our portfolio of exchange-traded funds, which are accounted for under ASC 320-10, "Investments - Debt Securities" and ASC 321-10, "Investments - Equity Securities." These securities are carried at fair value on the Consolidated Statements of Financial Condition; debt securities are valued based on quoted prices that exist in the marketplace for similar issues and equity securities are valued using quoted market prices on applicable exchanges or markets. Investment Securities transactions are recorded as of the trade date. We also periodically enter into futures contracts as an economic hedge against our deferred cash compensation program and foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. In accordance with ASC 815, futures and forward contracts are carried at fair value.
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
The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company's historic and projected future taxable income for its U.S. and foreign operations. In 2023 and 2022, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized. We also concluded that the net deferred tax assets of certain foreign subsidiaries required a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
The Company estimates that Evercore Inc. must generate approximately $1.5 billion of future taxable income to realize the gross deferred tax asset balance, including the valuation allowance, of $373.8 million. The deferred tax balance is expected to reverse primarily over a period ranging from 5 to 15 taxable years. The Company evaluated Evercore Inc.'s historical U.S. taxable income, which has averaged approximately $484 million per year over the past 7 years, as well as the anticipated taxable income of approximately $355 million in 2023, and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company can carry forward net operating losses indefinitely, but limited to 80% of taxable income for that year.
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
In addition to goodwill and intangible assets, we annually assess each of our equity method investments for impairment (or more frequently if circumstances indicate impairment may have occurred) per ASC 323-10, "Investments – Equity Method and Joint Ventures."
We concluded there was no impairment of goodwill, intangible assets or equity method investments during the years ended December 31, 2023 and 2022.
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
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Investment Banking Advisory Fee Revenue - Success Fees - Refer to Notes 2 and 4 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes investment banking advisory fee revenue that includes success fees for investment banking advisory services as performance obligations are satisfied and these advisory services are provided to the Company’s clients. However, the recognition of success fees, which are included in investment banking advisory fee revenue, is generally constrained until it is probable that a significant reversal of the applicable revenue will not occur in a future period. In certain instances, success fees may meet the criteria for recognition during a given reporting period although the transaction closed subsequent to the reporting period end.

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

•We selected a sample of contracts with clients for which revenue was recognized prior to December 31, 2023 as well as the period subsequent to year end and performed the following:

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
February 22, 2024

We have served as the Company’s auditor since 2003.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2023	2022
Assets
Current Assets
Cash and Cash Equivalents	$596,878	$663,400
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $744,178 and $802,652 at December 31, 2023 and 2022, respectively)	1,436,883	1,432,716
Accounts Receivable (net of allowances of $5,603 and $4,683 at December 31, 2023 and 2022, respectively)	371,606	385,131
Receivable from Employees and Related Parties	25,746	21,914
Other Current Assets	174,104	203,570
Total Current Assets	2,605,217	2,706,731
Investments	43,419	43,047
Deferred Tax Assets	265,814	257,166
Operating Lease Right-of-Use Assets	378,128	237,561
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $212,929 and $187,077 at December 31, 2023 and 2022, respectively)	137,940	143,268
Goodwill	125,493	123,285
Other Assets	147,287	109,865
Total Assets	$3,703,298	$3,620,923
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$763,160	$918,489
Accounts Payable and Accrued Expenses	25,989	28,807
Payable to Employees and Related Parties	45,838	41,235
Operating Lease Liabilities	36,259	37,968
Taxes Payable	5,424	9,842
Other Current Liabilities	33,389	34,195
Total Current Liabilities	910,059	1,070,536
Operating Lease Liabilities	434,247	278,078
Notes Payable	373,885	371,774
Amounts Due Pursuant to Tax Receivable Agreements	52,813	61,169
Other Long-term Liabilities	149,804	112,948
Total Liabilities	1,920,808	1,894,505
Commitments and Contingencies (Note 19)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 82,114,009 and 79,686,375 issued at December 31, 2023 and 2022, respectively, and 37,773,613 and 38,347,262 outstanding at December 31, 2023 and 2022, respectively)	821	797
Class B, par value $0.01 per share (1,000,000 shares authorized, 46 and 50 issued and outstanding at December 31, 2023 and 2022, respectively)	—	—
Additional Paid-In Capital	3,163,198	2,861,775
Accumulated Other Comprehensive Income (Loss)	(26,538)	(27,942)
Retained Earnings	1,892,656	1,768,098
Treasury Stock at Cost (44,340,396 and 41,339,113 shares at December 31, 2023 and 2022, respectively)	(3,453,203)	(3,065,917)
Total Evercore Inc. Stockholders' Equity	1,576,934	1,536,811
Noncontrolling Interest	205,556	189,607
Total Equity	1,782,490	1,726,418
Total Liabilities and Equity	$3,703,298	$3,620,923
See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenues
Investment Banking & Equities:
Advisory Fees	$1,963,857	$2,392,990	$2,751,992
Underwriting Fees	111,016	122,596	246,705
Commissions and Related Revenue	202,789	206,207	205,822
Asset Management and Administration Fees	67,041	64,483	65,784
Other Revenue, Including Interest and Investments	97,963	(7,378)	36,782
Total Revenues	2,442,666	2,778,898	3,307,085
Interest Expense	16,717	16,850	17,586
Net Revenues	2,425,949	2,762,048	3,289,499
Expenses
Employee Compensation and Benefits	1,656,875	1,697,519	1,848,757
Occupancy and Equipment Rental	84,329	78,437	73,887
Professional Fees	108,801	108,288	96,288
Travel and Related Expenses	64,527	50,183	21,479
Communications and Information Services	71,603	62,642	57,775
Depreciation and Amortization	24,348	27,713	28,099
Execution, Clearing and Custody Fees	12,275	10,345	11,588
Special Charges, Including Business Realignment Costs	2,921	3,126	8,554
Acquisition and Transition Costs	—	—	7
Other Operating Expenses	41,135	27,753	40,627
Total Expenses	2,066,814	2,066,006	2,187,061
Income Before Income from Equity Method Investments and Income Taxes	359,135	696,042	1,102,438
Income from Equity Method Investments	6,655	7,999	14,161
Income Before Income Taxes	365,790	704,041	1,116,599
Provision for Income Taxes	80,567	172,626	248,026
Net Income	285,223	531,415	868,573
Net Income Attributable to Noncontrolling Interest	29,744	54,895	128,457
Net Income Attributable to Evercore Inc.	$255,479	$476,520	$740,116
Net Income Attributable to Evercore Inc. Common Shareholders	$255,479	$476,520	$740,116
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,101	39,224	40,054
Diluted	40,099	41,037	43,321
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$6.71	$12.15	$18.48
Diluted	$6.37	$11.61	$17.08

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net Income	$285,223	$531,415	$868,573
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(3,087)	3,404	(303)
Foreign Currency Translation Adjustment Gain (Loss), net	4,603	(20,872)	(2,472)
Other Comprehensive Income (Loss)	1,516	(17,468)	(2,775)
Comprehensive Income	286,739	513,947	865,798
Comprehensive Income Attributable to Noncontrolling Interest	29,856	53,283	128,010
Comprehensive Income Attributable to Evercore Inc.	$256,883	$460,664	$737,788

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2020	72,195,283	$722	$2,266,136	$(9,758)	$798,573	(31,445,058)	$(1,824,727)	$258,428	$1,489,374
Net Income	—	—	—	—	740,116	—	—	128,457	868,573
Other Comprehensive Income (Loss)	—	—	—	(2,328)	—	—	—	(447)	(2,775)
Treasury Stock Purchases	—	—	—	—	—	(5,455,800)	(720,725)	—	(720,725)
Evercore LP Units Exchanged for Class A Common Stock	241,890	2	25,972	—	—	—	—	(12,306)	13,668
Equity-based Compensation Awards	2,367,115	24	216,657	—	—	—	—	13,189	229,870
Dividends	—	—	—	—	(120,307)	—	—	—	(120,307)
Noncontrolling Interest (Note 16)	—	—	(49,986)	—	—	—	—	(72,411)	(122,397)
Balance at December 31, 2021	74,804,288	748	2,458,779	(12,086)	1,418,382	(36,900,858)	(2,545,452)	314,910	1,635,281
Net Income	—	—	—	—	476,520	—	—	54,895	531,415
Other Comprehensive Income (Loss)	—	—	—	(15,856)	—	—	—	(1,612)	(17,468)
Treasury Stock Purchases	—	—	—	—	—	(4,438,255)	(520,465)	—	(520,465)
Evercore LP Units Exchanged for Class A Common Stock	2,574,455	26	162,821	—	—	—	—	(159,412)	3,435
Equity-based Compensation Awards	2,307,632	23	245,793	—	—	—	—	23,425	269,241
Dividends	—	—	—	—	(126,804)	—	—	—	(126,804)
Noncontrolling Interest (Note 16)	—	—	(5,618)	—	—	—	—	(42,599)	(48,217)
Balance at December 31, 2022	79,686,375	797	2,861,775	(27,942)	1,768,098	(41,339,113)	(3,065,917)	189,607	1,726,418
Net Income	—	—	—	—	255,479	—	—	29,744	285,223
Other Comprehensive Income	—	—	—	1,404	—	—	—	112	1,516
Treasury Stock Purchases	—	—	—	—	—	(3,001,283)	(387,286)	—	(387,286)
Evercore LP Units Exchanged for Class A Common Stock	178,118	2	15,112	—	—	—	—	(11,490)	3,624
Equity-based Compensation Awards	2,249,516	22	288,155	—	—	—	—	24,301	312,478
Dividends	—	—	—	—	(130,921)	—	—	—	(130,921)
Noncontrolling Interest (Note 16)	—	—	(1,844)	—	—	—	—	(26,718)	(28,562)
Balance at December 31, 2023	82,114,009	$821	$3,163,198	$(26,538)	$1,892,656	(44,340,396)	$(3,453,203)	$205,556	$1,782,490

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net Income	$285,223	$531,415	$868,573
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(34,671)	16,458	(24,227)
Equity Method Investments, Including Gain on Sale	(192)	3,038	1,105
Equity-Based and Other Deferred Compensation	515,381	467,339	422,210
Release of Cumulative Foreign Exchange Losses	—	—	1,250
Noncash Lease Expense	42,153	41,534	40,761
Depreciation, Amortization and Accretion, net	2,388	28,651	28,655
Bad Debt Expense	5,559	5,513	(60)
Deferred Taxes	(2,894)	(855)	29,078
Decrease (Increase) in Operating Assets:
Investment Securities	11,635	(1,777)	(1,960)
Accounts Receivable	11,273	(46,084)	16,028
Receivable from Employees and Related Parties	(3,758)	3,188	(1,622)
Other Assets	(4,759)	(116,838)	(4,649)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(325,732)	(353,201)	191,223
Accounts Payable and Accrued Expenses	(966)	(1,093)	(5,497)
Payables to Employees and Related Parties	(8,734)	12,642	6,065
Taxes Payable	(4,557)	(11,138)	5,634
Other Liabilities	(29,395)	(47,416)	(187,669)
Net Cash Provided by Operating Activities	457,954	531,376	1,384,898
Cash Flows From Investing Activities
Investments Purchased	(37)	(80)	(6,660)
Proceeds from Redemption and Sale of Investments	—	18,300	20,967
Distributions of Private Equity Investments	105	238	827
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	3,279,088	3,160,061	2,669,500
Purchases of Investment Securities	(3,313,200)	(2,850,658)	(3,219,975)
Maturity of Certificates of Deposit	177,446	281,386	121,912
Purchase of Certificates of Deposit	(107,733)	(272,757)	(264,492)
Purchase of Furniture, Equipment and Leasehold Improvements	(20,048)	(23,187)	(27,971)
Net Cash Provided by (Used in) Investing Activities	15,621	313,303	(705,892)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	733	300	2,179
Distributions to Noncontrolling Interests	(27,293)	(45,548)	(67,865)
Payments Under Tax Receivable Agreement	(10,843)	(10,944)	(10,825)
Payment of Notes Payable	—	(67,000)	(38,000)
Issuance of Notes Payable	—	67,000	38,000
Debt Issuance Costs and Make-Whole Amount	—	(1,826)	(355)
Purchase of Treasury Stock and Noncontrolling Interests	(391,964)	(550,293)	(729,693)
Dividends	(127,864)	(127,257)	(118,762)
Net Cash Provided by (Used in) Financing Activities	(557,231)	(735,568)	(925,321)
Effect of Exchange Rate Changes on Cash	17,017	(24,281)	(4,616)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(66,639)	84,830	(250,931)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	672,123	587,293	838,224
Cash, Cash Equivalents and Restricted Cash – End of Period	$605,484	$672,123	$587,293
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$16,181	$16,857	$17,332
Payments for Income Taxes	$74,639	$217,696	$191,970
Accrued Dividends	$17,054	$15,236	$14,332
Amounts Due for Purchase of Noncontrolling Interest	$—	$—	$48,297
Settlement of Sale of Trilantic VI	$—	$9,188	$—
Settlement of Contingent Consideration	$—	$1,083	$—
Receipt of Equity Securities in Settlement of Accounts Receivable	$—	$—	$1,955

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
The Investment Banking & Equities segment includes the investment banking business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures, shareholder activism and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides liability management and restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on partnerships and private funds interests, as well as on primary and secondary transactions for real estate oriented financial sponsors and private equity interests. The Investment Banking & Equities segment also includes the equities business through which the Company offers macroeconomic, policy and fundamental equity research and agency-based equity securities trading for institutional investors.
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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada") and Evercore Asia Limited ("Evercore Hong Kong") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong (as of September 30, 2023 for Evercore Hong Kong), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong assets of $466,588 and liabilities of $224,263 at December 31, 2023 and Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing and Evercore Canada assets of $584,192 and liabilities of $247,884 at December 31, 2022.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Evercore LP partnership units
Class A LP Units – At the time of the Company's initial public offering, the members of Evercore LP (the "Members") received Class A limited partnership units of Evercore LP ("Class A LP Units") in consideration for their contribution of the various entities included in the historical combined financial statements of the Company. The Class A LP Units were subject to vesting requirements and transfer restrictions and are exchangeable on a one-for-one basis for shares of Class A common stock of the Company ("Class A Shares"). Periodically, certain employees of the Company purchase vested Class A LP Units at fair value at the time of purchase. At December 31, 2013, all Class A LP Units were fully vested.
Class E LP Units – As a result of the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company has Class E limited partnership units of Evercore LP ("Class E LP Units") outstanding, which are exchangeable on a one-for-one basis for Class A Shares. At December 31, 2020, all Class E LP Units were fully vested.
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
Class K LP Units – The Company periodically grants unvested Class K-P Units of Evercore LP ("Class K-P Units"). The Class K-P Units are contingently exchangeable into Class K limited partnership units of Evercore LP ("Class K LP Units"), which are ultimately exchangeable on a one-for-one basis for Class A Shares. In December 2021, the Class K-P Units that were issued in 2017 converted into Class K LP Units upon the achievement of certain defined benchmark results and continued service requirements and in February 2023, the first tranche of the Class K-P Units that were issued in 2019 converted into Class K LP Units upon the achievement of certain performance and service conditions.
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
Investment Banking & Equities Revenue – The Company earns fees from clients for providing advisory services on strategic matters, including mergers, acquisitions, divestitures, leveraged buyouts, liability management and restructurings, activism and defense and similar corporate finance matters. The Company's Investment Banking & Equities segment also includes services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. Revenue is recognized as the Company satisfies performance obligations, upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for these services. The Company’s contracts with customers may include promises to transfer multiple services to a

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For performance obligations satisfied over time, determining a measure of progress requires the Company to make significant judgments that affect the timing of revenue recognized. For certain advisory services, the Company has concluded that performance obligations are satisfied over time. This is based on the premise that the Company transfers control of services and the client simultaneously receives benefits from these services over the course of an engagement. For performance obligations satisfied at a point in time, determining when control transfers requires the Company to make significant judgments that affect the timing of when revenue is recognized. The Company records revenue on the Consolidated Statements of Operations for the following:
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
With respect to retainer, announcement and success fees in merger and acquisition ("M&A") transactions, there are no distinct performance obligations aside from advisory activities, which are generally focused on achieving a milestone (typically, the announcement and/or the closing of a transaction). These advisory services are provided over time throughout the contract period. The Company recognizes revenue when distinct services are performed and when it is probable that a reversal of revenue will not occur, which is generally upon the announcement or closing of a transaction. Accordingly, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. In circumstances in which retainer fees are received in advance of services, these fees are initially recorded as deferred revenue (a contract liability), which is recorded in Other Current Liabilities on the Consolidated Statements of Financial Condition, and subsequently recognized in Advisory Fees on the Consolidated Statements of Operations during the applicable time period within which the service is rendered. Announcement fees for advisory services are recognized upon announcement (the point at which it is determined that the reversal of revenue is not probable) and all other requirements for revenue recognition are satisfied. A portion of the announcement fee may be deferred based on the services remaining to be completed, if any. Success fees for advisory services, such as M&A advice, are recognized when it is determined that the reversal of revenue is not probable and all other requirements for revenue recognition are satisfied, which is generally at closing of the transaction.
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
Underwriting Fees – Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized at the point in time when the offering has been deemed to be completed by the lead manager of the underwriting group, or in the case of certain ongoing issuances when the sale of the securities has settled. When the offering is completed, the performance obligation has been satisfied and the Company recognizes the applicable management fee, selling concession, sales agent commission or placement agent fee. Offering expenses are presented gross

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
in the Consolidated Statements of Operations. The Company also manages assignments involving the exchange of an issuer's securities where fees are recognized when earned.
Commissions and Related Revenue – Commissions and Related Revenue include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price at the point in time of trade order execution is fixed. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis or, in the case of payments under commission sharing arrangements, when earned. The Company also earns subscription fees for the sales of research, as well as revenues from trades primarily executed on a riskless principal basis. The delivery of research under subscription arrangements represents a distinct performance obligation that is satisfied over time. The fees are fixed and are recognized over the period in which the performance obligation is satisfied. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Commissions and Related Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered.
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
Other Revenue, Including Interest and Investments, and Interest Expense – Other Revenue, Including Interest and Investments, includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including the Company's investment funds (which are used as an economic hedge against the Company's deferred cash compensation program), certificates of deposit, cash and cash equivalents, long-term accounts receivable and on the Company's debt security investment in G5 Holdings S.A. ("G5") (through June 25, 2021, the date G5 repaid its outstanding debentures in full. See Note 10 for further information.)
•A gain on the sale of a portion of the Company's interests in ABS in 2022. See Note 10 for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge
•Realized and unrealized gains and losses on interests in private equity funds which the Company does not manage

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
Investment Securities and Certificates of Deposit and Futures and Forward Contracts – Investment Securities may include investments in U.S. Treasury securities, other debt securities and investments in readily-marketable equity securities, including the Company's portfolio of exchange-traded funds, which are accounted for under ASC 320-10, "Investments - Debt Securities" and ASC 321-10, "Investments - Equity Securities," ("ASC 321-10"). The securities are carried at fair value on the Consolidated Statements of Financial Condition; debt securities are valued based on quoted prices that exist in the marketplace for similar issues and equity securities are valued using quoted market prices on applicable exchanges or markets. Investment Securities transactions are recorded as of the trade date. The Company also periodically enters into futures contracts as an economic hedge against the Company's deferred cash compensation program and foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. In accordance with ASC 815, "Derivatives and Hedging," ("ASC 815") futures and forward contracts are carried at fair value.
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
See Note 8 for further information.
Accounts Receivable and Contract Assets – Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to the Company's clients. The Company records accounts receivable, net of any allowance for credit losses, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. The Company maintains an allowance for credit losses to provide coverage for estimated losses from its client receivables. In accordance with ASC 326, "Financial Instruments - Credit Losses", the Company determines the adequacy of the allowance by

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
estimating the probability of loss based on the Company's analysis of historical credit loss experience of its client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company has determined that long-term forecasted information is not relevant to its fee receivables, which are primarily short-term. The Company updates its average credit loss rates periodically and maintains a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. In addition, the Company periodically performs a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss rates. Expected credit losses for newly recognized financial assets and changes to expected credit losses during the period are recognized in earnings.
The Company's receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.
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
The Company assesses each of its equity method investments annually for impairment, or more frequently if circumstances indicate impairment may have occurred.
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
Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. In accordance with ASC 405-30, "Liabilities - Insurance-Related Assessments", the Company accrues losses for the total cost of both asserted and unasserted claims. The cost of incurred but not reported claims is measured at the present value, as applicable, of the estimated ultimate cost to the plan of settling those claims. See Note 14 for further information.
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
Compensation expense is recognized pursuant to performance-based awards if, and to the extent, it is probable that the performance condition will be achieved. The effect of a market condition is reflected in the grant date fair value of an award and compensation cost is recognized provided the service condition is satisfied and to the extent any performance condition is achieved. See Note 18 for a discussion of the Company's Long-term Incentive Plan and other performance-based awards.
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
Excess tax benefits and deficiencies from the delivery of Class A Shares under share-based payment arrangements are recognized in the Company's Provision for Income Taxes on the Consolidated Statements of Operations.

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
See Note 21 for further information.
Note 3 – Recent Accounting Pronouncements
ASU 2023-07 – In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 provides amendments to ASC 280, "Segment Reporting," which require disclosure of incremental segment information on an annual and interim basis, and require that all annual disclosures currently required by ASC 280 about a reportable segment's profit or loss and assets are also provided in interim periods. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a retrospective basis. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 provides amendments to ASC 740, which require greater disaggregation of information in a reporting entity's effective tax rate reconciliation, require disaggregation of income taxes paid by federal, state, and foreign jurisdictions and add or modify certain other disclosure requirements. The amendments in this update are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective or retrospective basis. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
Investment Banking & Equities:
Advisory Fees	$1,963,857	$2,392,990	$2,751,992
Underwriting Fees	111,016	122,596	246,705
Commissions and Related Revenue	202,789	206,207	205,822
Total Investment Banking & Equities	$2,277,662	$2,721,793	$3,204,519

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$67,041	$64,483	$65,784
Total Investment Management	$67,041	$64,483	$65,784
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the years ended December 31, 2023 and 2022 are as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Year Ended December 31, 2023
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2023	$385,131	$64,139	$110,468	$8,028	$5,071	$—
Increase (Decrease)	(13,525)	29,550	(25,067)	(2,183)	(1,547)	—
Balance at December 31, 2023	$371,606	$93,689	$85,401	$5,845	$3,524	$—

	For the Year Ended December 31, 2022
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)	Deferred Revenue (Long-term Contract Liabilities)(5)
Balance at January 1, 2022	$351,668	$87,764	$14,092	$12,945	$9,257	$147
Increase (Decrease)	33,463	(23,625)	96,376	(4,917)	(4,186)	(147)
Balance at December 31, 2022	$385,131	$64,139	$110,468	$8,028	$5,071	$—
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
The Company recognized revenue of $29,587, $44,579 and $28,657 on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the years ended December 31, 2023 and 2022 is as follows:

	For the Years Ended December 31,
	2023	2022
Beginning Balance	$4,683	$2,704
Bad debt expense, net of reversals	5,559	5,513
Write-offs, foreign currency translation and other adjustments	(4,639)	(3,534)
Ending Balance	$5,603	$4,683
The increase in the balance during the year ended December 31, 2023 is primarily related to an increase in the Company's reserve for credit losses, partially offset by the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of December 31, 2023, by year of origination:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	Amortized Carrying Value by Origination Year
	2023	2022	2021	2020	2019	Total
Long-term Accounts Receivable and Long-term Contract Assets	$59,665	$28,443	$9,089	$1,769	$568	$99,534
Note 5 – Business Changes and Developments
Goodwill and Intangible Assets

Goodwill associated with the Company's acquisitions is as follows:

	Investment Banking & Equities	Investment Management	Total
Balance at December 31, 2021(1)	$120,719	$7,527	$128,246
Foreign Currency Translation and Other	(4,961)	—	(4,961)
Balance at December 31, 2022(1)	115,758	7,527	123,285
Foreign Currency Translation and Other	2,208	—	2,208
Balance at December 31, 2023(1)	$117,966	$7,527	$125,493
(1)The amount of the Company's goodwill before accumulated impairment losses of $38,528 was $164,021, $161,813 and $166,774 at December 31, 2023, 2022 and 2021, respectively.
Expense associated with the amortization of intangible assets was $336 and $362 for the years ended December 31, 2022 and 2021, respectively. The Company's intangible assets were fully amortized as of December 31, 2022.
Impairments of Goodwill
At November 30, 2023 and 2022, in accordance with ASC 350, "Intangibles - Goodwill and Other", the Company performed its annual goodwill impairment assessment and concluded that the fair value of its reporting units substantially exceeded their carrying values.
Note 6 – Special Charges, Including Business Realignment Costs
The Company recognized $2,921 for the year ended December 31, 2023, as Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of the Company's operations in Mexico.
The Company recognized $3,126 for the year ended December 31, 2022, as Special Charges, Including Business Realignment Costs, related to charges associated with the prepayment of the Company's 5.23% Series B senior notes originally due March 30, 2023 (the "Series B Notes"), as well as certain professional fees, separation benefits and other charges related to the wind-down of the Company's operations in Mexico. See Note 13 for further information.
The Company recognized $8,554 for the year ended December 31, 2021, as Special Charges, Including Business Realignment Costs, related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with the Company's investment strategy, the Company decided to wind-down during 2021. See Note 10 for further information.
Note 7 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $5,494, $11,680 and $34,656 for the years ended December 31, 2023, 2022 and 2021, respectively.
Other Assets on the Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $21,186 and $16,928 as of December 31, 2023 and 2022, respectively. See Note 18 for further information.
Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2023 and 2022:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	December 31,
	2023	2022
Advances to Employees	$25,364	$21,003
Personal Expenses Paid on Behalf of Employees and Related Parties	59	543
Other	323	368
Receivable from Employees and Related Parties	$25,746	$21,914
Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
Amounts Due to U.K. Members	$32,618	$30,188
Amounts Due Pursuant to Tax Receivable Agreements(1)	10,522	10,417
Amounts Due to Employees for the Sale of Outstanding Class R Interests of Private Capital Advisory L.P.(2)	2,023	—
Other	675	630
Payable to Employees and Related Parties	$45,838	$41,235
(1)Reflects the current portion due related to the Member exchange of Class A LP Units for Class A Shares. The long-term portion of $52,813 and $61,169 is included within Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2023 and 2022, respectively.
(2)Reflects the current portion of contingent cash consideration due to employees of the Real Estate Capital Advisory ("RECA") business for the sale of Class R Interests of Private Capital Advisory L.P. The long-term portion of contingent cash consideration due to employees of $5,036 is included within Other Long-term Liabilities on the Consolidated Statement of Financial Condition at December 31, 2022. See Note 16 for further information.
Note 8 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Debt Securities	$744,315	$807,135
Equity Securities	375	335
Debt Securities Carried by EGL	476,778	365,638
Investment Funds	160,559	136,718
Total Investment Securities, at fair value	$1,382,027	$1,309,826

Certificates of Deposit, at contract value	54,856	122,890

Total Investment Securities and Certificates of Deposit	$1,436,883	$1,432,716
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Consolidated Statements of Financial Condition. These securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Statements of Financial Condition and realized gains and losses included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, on a specific identification basis.
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $419, $6,760 and $29 for the years ended December 31, 2023, 2022 and 2021, respectively. Gross unrealized losses included in Accumulated Other

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Comprehensive Income (Loss) were ($280), ($2,301) and ($36) for the years ended December 31, 2023, 2022 and 2021, respectively.
Gross realized losses included within Other Revenue, Including Interest and Investments, were ($261), ($34) and ($11) for the years ended December 31, 2023, 2022 and 2021, respectively.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $1,772,642, $1,415,291 and $814,800 for the years ended December 31, 2023, 2022 and 2021, respectively.
Scheduled maturities of the Company's available-for-sale debt securities as of December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$743,198	$743,338	$800,710	$805,190
Due after one year through five years	980	977	1,942	1,945
Total	$744,178	$744,315	$802,652	$807,135
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at December 31, 2023 and has not recorded a credit allowance on these securities.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $41, ($525) and $1,156 for the years ended December 31, 2023, 2022 and 2021, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains of $216, $1,777 and $6 for the years ended December 31, 2023, 2022 and 2021, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 18 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $31,724, ($29,778) and $29,025 for the years ended December 31, 2023, 2022 and 2021, respectively (of which $26,342, ($45,619) and $19,470, respectively, were net unrealized gains (losses)).
Certificates of Deposit
At December 31, 2023 and 2022, the Company held certificates of deposit of $54,856 and $122,890, respectively, with certain banks with original maturities of four months or less when purchased.
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office space of $56,202, $51,913 and $49,580 for the years ended December 31, 2023, 2022 and 2021, respectively, and variable lease cost, which principally include costs for real

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
estate taxes, common area maintenance and other operating expenses of $5,548, $6,563 and $6,062 for the years ended December 31, 2023, 2022 and 2021, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,757 and $5,637 as of December 31, 2023 and 2022, respectively, which are secured by cash that is included in Other Assets on the Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office equipment of $5,663, $5,316 and $5,193 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company incurred net operating cash outflows of $46,030, $57,456 and $45,886 for the years ended December 31, 2023, 2022 and 2021, respectively, related to its operating leases, which was net of cash received from lease incentives of $5,599, $3,412 and $9,216 for the years ended December 31, 2023, 2022 and 2021, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Years Ended December 31,
	2023	2022
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$182,039	$20,666

	December 31,
	2023	2022
Weighted-average remaining lease term - operating leases	10.7 years	10.4 years
Weighted-average discount rate - operating leases	4.56%	3.92%
In 2023, the Company's lease for certain floors at 55 East 52nd St., New York, New York commenced. The lease term will end on December 31, 2035. In December 2022, the Company entered into a lease agreement to take on 38 rentable square feet in New York, New York. The Company's lease of this space commenced in January 2023 and the lease term will end on December 31, 2035. New Right-of-Use Assets obtained in exchange for new operating lease liabilities above for the year ended December 31, 2023 includes $174,415 related to these spaces.
As of December 31, 2023, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2024	$47,401
2025	66,688
2026	63,971
2027	50,123
2028	48,660
Thereafter	337,895
Total lease payments	614,738
Less: Tenant Improvement Allowances	(8,098)
Less: Imputed Interest	(136,134)
Present value of lease liabilities	470,506
Less: Current lease liabilities	(36,259)
Long-term lease liabilities	$434,247
The Company has entered into certain lease agreements which have not yet commenced and thus are not yet included on the Company's Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence in 2024 and will have lease terms of 7 years once they have commenced. The additional future payments under these arrangements are $1,314 as of December 31, 2023.
Further, in conjunction with its lease agreements at 55 East 52nd St., New York, New York, the Company had an option to take on an additional three floors, which it exercised during 2023. The Company entered into a lease agreement for this space in January 2024 and anticipates that it will take possession of this space by the end of 2024. The lease term will end on December 31, 2035. The expected additional annual expense under this lease agreement, net of certain lease incentives, is $9,862 and the expected additional future payments are $110,124.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
ABS	$18,770	$19,387
Atalanta Sosnoff	10,906	10,717
Luminis	6,296	6,092
Seneca Evercore	904	706
Total	$36,876	$36,902

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
ABS
The Company has an investment accounted for under the equity method of accounting in ABS. At December 31, 2023, the Company's ownership interest in ABS was 26%. This investment resulted in earnings of $4,132, $4,463 and $10,524 for the years ended December 31, 2023, 2022 and 2021, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
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
Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At December 31, 2023, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $1,903, $2,319 and $2,300 for the years ended December 31, 2023, 2022 and 2021, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Luminis
The Company has an investment accounted for under the equity method of accounting in Luminis. At December 31, 2023, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $390, $813 and $1,334 for the years ended December 31, 2023, 2022 and 2021, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations. This investment is subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Consolidated Statements of Financial Condition.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At December 31, 2023, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings of $230, $404 and $3 for the years ended December 31, 2023, 2022 and 2021, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Consolidated Statements of Financial Condition.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $316 for each of the years ended December 31, 2023, 2022 and 2021.
The Company assesses each of its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
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
A summary of the Company's investments in the private equity funds as of December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
Glisco II, Glisco III and Glisco IV	$4,141	$3,602
Trilantic IV and Trilantic V	1,766	1,939
Total Private Equity Funds	$5,907	$5,541
Net realized and unrealized gains (losses) on private equity fund investments were $946, $347 and ($1,059) for the years ended December 31, 2023, 2022 and 2021, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2023, $147 of previously distributed carried interest received from the funds was subject to repayment.
On December 14, 2021, the Company entered into an agreement to sell its interests in Trilantic VI for $9,188 (see "Investment in Trilantic Capital Partners" below). Consideration for this transaction was received in December 2021. This transaction closed on January 1, 2022 and as of that date, the Company has no further commitments to invest in Trilantic VI.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,580 and $3,166 included in its Consolidated Statements of Financial Condition at December 31, 2023 and 2022, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of December 31, 2023 and 2022 was $5,762 and $5,385, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Investment in Trilantic Capital Partners
During 2021, consistent with the Company's investment strategy, the Company decided to wind-down its investment relationship with Trilantic. Accordingly, the Company wrote-off the remaining carrying value of its investment in Trilantic and related assets. As a result, the Company recorded an aggregate charge of $8,554 within Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations for the year ended December 31, 2021. See above in "Investments in Private Equity" for further information.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $636 and $604 as of December 31, 2023 and 2022, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Note 11 – Fair Value Measurements
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
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Periodically, the Company holds investments in corporate bonds, municipal bonds and other debt securities, the estimated fair values of which are based on prices provided by external pricing services. The Company also periodically holds foreign exchange currency forward contracts, the estimated fair value of which is based on foreign currency exchange rates provided by external services.
Level 3 – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$476,778	$—	$—	$476,778
Other Debt and Equity Securities(1)	753,247	—	—	753,247
Investment Funds	160,559	—	—	160,559
Other	—	1,585	—	1,585
Total Assets Measured At Fair Value	$1,390,584	$1,585	$—	$1,392,169

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$365,638	$—	$—	$365,638
Other Debt and Equity Securities(1)	815,409	—	—	815,409
Investment Funds	136,718	—	—	136,718
Total Assets Measured At Fair Value	$1,317,765	$—	$—	$1,317,765
(1)Includes $8,557 and $7,939 of treasury bills classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2023 and 2022, respectively.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$588,321	$588,321	$—	$—	$588,321
Certificates of Deposit	54,856	—	54,856	—	54,856
Receivables(1)	465,295	—	461,682	—	461,682
Contract Assets(2)	91,246	—	90,876	—	90,876
Closely-held Equity Securities	636	—	—	636	636
Financial Liabilities:
Accounts Payable and Accrued Expenses	$25,989	$—	$25,989	$—	$25,989
Payable to Employees and Related Parties	45,838	—	45,838	—	45,838
Notes Payable	373,885	—	360,252	—	360,252

		December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$655,461	$655,461	$—	$—	$655,461
Certificates of Deposit	122,890	—	122,890	—	122,890
Receivables(1)	449,270	—	447,051	—	447,051
Contract Assets(2)	118,496	—	117,701	—	117,701
Closely-held Equity Securities	604	—	—	604	604
Financial Liabilities:
Accounts Payable and Accrued Expenses	$28,807	$—	$28,807	$—	$28,807
Payable to Employees and Related Parties	41,235	—	41,235	—	41,235
Notes Payable	371,774	—	349,955	—	349,955
(1)Includes Accounts Receivable, as well as long-term receivables, which are included in Other Assets on the Consolidated Statements of Financial Condition.
(2)Includes current and long-term contract assets included in Other Current Assets and Other Assets on the Consolidated Statements of Financial Condition.
Note 12 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Furniture and Equipment	$97,822	$89,208
Leasehold Improvements	203,060	187,045
Computer and Technology-related	49,987	54,092
Total	350,869	330,345
Less: Accumulated Depreciation and Amortization	(212,929)	(187,077)
Furniture, Equipment and Leasehold Improvements, Net	$137,940	$143,268
Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $24,348, $27,377 and $27,737 for the years ended December 31, 2023, 2022 and 2021, respectively.
Other Assets on the Consolidated Statements of Financial Condition includes capitalized costs associated with cloud computing arrangements of $17,044 and $11,437 as of December 31, 2023 and 2022, respectively. Amortization expense for capitalized costs associated with cloud computing arrangements was $2,631, $1,670 and $1,245 for the years ended December

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
31, 2023, 2022 and 2021, respectively, included within Communications and Information Services on the Consolidated Statements of Operations.
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
Interest on the 2016 Private Placement Notes is payable semi-annually and the 2016 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2016 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2016 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2016 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2016 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2016 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. As of December 31, 2023, the Company was in compliance with all of these covenants.
In March 2021, the Company repaid the $38,000 aggregate principal amount of its Series A Notes. On June 28, 2022, the Company prepaid the $67,000 aggregate principal amount of its Series B Notes plus the applicable make-whole amount. In conjunction with the June 2022 prepayment and the acceleration of the remaining debt issuance costs, the Company recorded a loss of $456 for the year ended December 31, 2022, included within Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations.
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
Interest on the 2019 Private Placement Notes is payable semi-annually and the 2019 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2019 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2019 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2019 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2019 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2019 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2023, the Company was in compliance with all of these covenants.

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
Interest on the 2021 Private Placement Notes is payable semi-annually and the 2021 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2021 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2021 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2021 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2021 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2021 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2023, the Company was in compliance with all of these covenants.
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
Interest on the 2022 Private Placement Notes is payable semi-annually and the 2022 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2022 Private Placement Notes, in an amount not less than 5% of the aggregate principal amount of the 2022 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2022 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2022 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2022 Note Purchase Agreement contains customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. As of December 31, 2023, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of December 31, 2023 and 2022:

			Carrying Value(1) at
			December 31,
Note	Maturity Date	Effective Annual Interest Rate	2023	2022
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$47,838	$47,772
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,910	16,891
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,546	74,470
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,589	59,545
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,703	39,679
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	31,597	30,003
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,867	37,785
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	65,835	65,629
Total			$373,885	$371,774
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
As of December 31, 2023, the future payments required on the Notes Payable, including principal and interest, were as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2024	$16,211
2025	54,024
2026	62,147
2027	12,832
2028	96,358
Thereafter	230,249
Total	$471,821
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
The Evercore Plan provides for a discretionary matching contribution from the Company to be made for eligible participants, as defined by the Evercore Plan. The matching contribution from the Company is made annually pursuant to a discretionary formula. The matching contribution is determined as 100% of up to 3% of eligible compensation, defined as salary plus cash bonus compensation, to a maximum of $3 per employee. Catch-up contributions are not matched. Participants vest 100% in the discretionary matching contribution from the Company upon completion of three years of service.
The Company made contributions to the Evercore Plan of $2,533, $2,188 and $2,032 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company made contributions to the Evercore Europe Plan of $4,580, $3,968 and $3,688 for the years ended December 31, 2023, 2022 and 2021, respectively.
Evercore ISI U.K. Personal Pension Plan – For employees of Evercore ISI U.K., a personal pension plan is available for all employees to contribute a percentage of their salary. The Company contributes up to 9% of an employee's salary. The Company made contributions to the Evercore ISI U.K. Personal Pension Plan of $57, $45 and $74 for the years ended December 31, 2023, 2022 and 2021, respectively.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Self-Funded Medical Insurance Program – Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported claims is $3,165 as of December 31, 2023, which is included within Accrued Compensation and Benefits on the Consolidated Statement of Financial Condition.
Note 15 – Evercore Inc. Stockholders' Equity
Dividends – On January 30, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.76 per share to the holders of record of Class A Shares as of February 23, 2024, which will be paid on March 8, 2024. During the year ended December 31, 2023, the Company declared and paid dividends of $3.00 per share, totaling $113,867, and accrued deferred cash dividends on unvested RSUs totaling $17,054. During the year ended December 31, 2023, the Company also paid deferred cash dividends of $13,997. During the year ended December 31, 2022, the Company declared and paid dividends of $2.84 per share, totaling $111,568, and accrued deferred cash dividends on unvested RSUs totaling $15,236. During the year ended December 31, 2022, the Company also paid deferred cash dividends of $15,689.
Treasury Stock – During the year ended December 31, 2023, the Company purchased 968 Class A Shares from employees at an average cost per share of $131.53, primarily for the net settlement of stock-based compensation awards, and 2,033 Class A Shares at an average cost per share of $127.85 pursuant to the Company's share repurchase program. The aggregate 3,001 Class A Shares were purchased at an average cost per share of $129.04 and the result of these purchases was an increase in Treasury Stock of $387,286 on the Company's Consolidated Statement of Financial Condition as of December 31, 2023. During the year ended December 31, 2022, the Company purchased 1,011 Class A Shares from employees at an average cost per share of $127.02, primarily for the net settlement of stock-based compensation awards, and 3,427 Class A Shares at an average cost per share of $114.39 pursuant to the Company's share repurchase program. The aggregate 4,438 Class A Shares were purchased at an average cost per share of $117.27 and the result of these purchases was an increase in Treasury Stock of $520,465 on the Company's Consolidated Statement of Financial Condition as of December 31, 2022.
LP Units – During the year ended December 31, 2023, 178 LP Units were exchanged for Class A Shares, resulting in an increase to Class A Common Stock and Additional Paid-In Capital of $2 and $11,488, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2023. During the year ended December 31, 2022, 2,574 LP Units were exchanged for Class A Shares, resulting in an increase to Class A Common Stock and Additional Paid-In Capital of $26 and $159,386, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2022. See Notes 16 and 21 for further information.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2023, Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,269) and ($21,269), respectively.
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
Noncontrolling ownership interests for the Company's subsidiaries were as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	As of December 31,
	2023	2022	2021
Evercore LP(1)	7%	6%	11%
Evercore Wealth Management ("EWM")(2)	26%	26%	26%
(1)On February 24, 2022, 2,545 Class E LP Units were exchanged for 2,545 Class A Shares, which resulted in a decrease in noncontrolling interest of Evercore LP. For further information see "LP Units Exchanged" below.
(2)Noncontrolling Interests as of December 31, 2022 and 2021 represent a blended rate for multiple classes of interests in EWM.
The Noncontrolling Interests for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A Shares.
The Company has outstanding Class A, E, I and K LP Units in Evercore LP which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. See Note 2 for further information.
Changes in Noncontrolling Interest for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Beginning balance	$189,607	$314,910	$258,428

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	29,744	54,895	128,457
Other Comprehensive Income (Loss)	112	(1,612)	(447)
Total Comprehensive Income	29,856	53,283	128,010

Evercore LP Units Exchanged for Class A Shares	(11,490)	(159,412)	(12,306)

Amortization and Vesting of LP Units	24,301	23,425	13,189

Other Items:
Distributions to Noncontrolling Interests	(27,293)	(42,704)	(67,865)
Issuance of Noncontrolling Interest	733	300	2,958
Purchase of Noncontrolling Interest	(158)	(195)	(7,504)
Total Other Items	(26,718)	(42,599)	(72,411)

Ending balance	$205,556	$189,607	$314,910
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of ($268), $313 and ($49) for the years ended December 31, 2023, 2022 and 2021, respectively, and foreign currency translation adjustment gains (losses), net, of $380, ($1,925) and ($398) for the years ended December 31, 2023, 2022 and 2021, respectively.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
During the year ended December 31, 2023, 178 LP Units were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $11,490 and increases to Class A Common Stock and Additional Paid-In Capital of $2 and $11,488, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2023.
In addition, 2,574 and 242 LP Units were exchanged for Class A Shares during the years ended December 31, 2022 and 2021, respectively.
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
Interests Purchased – During 2023, the Company purchased, at fair value, an additional 0.7% of the EWM Class A Units for $2,002. This purchase resulted in a decrease to Noncontrolling Interest of $158 and a decrease to Additional Paid-In Capital of $1,844 on the Company's Consolidated Statement of Financial Condition as of December 31, 2023.
During 2022, the Company purchased, at fair value, an additional 0.9% of the EWM Class A Units for $3,154. This purchase resulted in a decrease to Noncontrolling Interest of $195 and a decrease to Additional Paid-In Capital of $2,959 on the Company's Consolidated Statement of Financial Condition as of December 31, 2022.
During 2021, the Company purchased, at fair value, an additional 1% of the EWM Class A Units for $3,170. This purchase resulted in a decrease to Noncontrolling Interest of $344 and a decrease to Additional Paid-In Capital of $2,826 on the Company's Consolidated Statement of Financial Condition as of December 31, 2021.
On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54,297. Consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash in 2022, and contingent cash consideration which is due to be settled in early 2024. The Company paid $1,365 of this contingent cash consideration in 2023. The fair value of the remaining contingent consideration is $2,023 as of December 31, 2023, which is included within Payable to Employees and Related Parties on the Company's Consolidated Statements of Financial Condition, and $6,119 as of December 31, 2022, $1,083 of which was included within Other Current Liabilities and the remainder of which was included within Other Long-term Liabilities on the Company's Consolidated Statements of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. The decline in the fair value of contingent consideration reduced Other Operating Expenses by $2,366 and $14,468 for the years ended December 31, 2023 and 2022, respectively, on the Consolidated Statements of Operations. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. This purchase resulted in a decrease to Noncontrolling Interest of $7,137 and a decrease to Additional Paid-In Capital of $47,160 on the Company's Consolidated Statement of Financial Condition on December 31, 2021. In conjunction with this transaction, the Company also issued a payment in early 2023 and will issue another payment in early 2024, contingent on continued employment with the Company. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments are also dependent on the RECA business achieving certain revenue performance targets.
Note 17 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the years ended December 31, 2023, 2022 and 2021 are described and presented below.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2023	2022	2021
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$255,479	$476,520	$740,116
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,101	39,224	40,054
Basic net income per share attributable to Evercore Inc. common shareholders	$6.71	$12.15	$18.48
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$255,479	$476,520	$740,116
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$255,479	$476,520	$740,116
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,101	39,224	40,054
Assumed exchange of LP Units for Class A Shares(1)	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	1,902	1,605	2,768
Shares that are contingently issuable(3)	96	208	499
Diluted weighted average Class A Shares outstanding	40,099	41,037	43,321
Diluted net income per share attributable to Evercore Inc. common shareholders	$6.37	$11.61	$17.08
(1)The Company has outstanding Class A, E, I and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the years ended December 31, 2023, 2022 and 2021, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,769, 2,970 and 4,854 for the years ended December 31, 2023, 2022 and 2021, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $20,442, $43,520 and $92,797 for the years ended December 31, 2023, 2022 and 2021, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.
(2)During the year ended December 31, 2022, certain shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method, were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The shares that would have been included in the treasury stock method calculation if the effect would have been dilutive were 94 for the year ended December 31, 2022.
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
Note 18 – Share-Based and Other Deferred Compensation
LP Units
Class I-P Units – In November 2016, the Company awarded 400 Class I-P Units in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman). These Class I-P Units converted into 400 Class I LP Units (which are exchangeable on a one-for-one basis to Class A Shares) upon the achievement of certain market and service conditions on March 1, 2022. Compensation expense related to this award was $753 and $4,625 for the years ended December 31, 2022 and 2021, respectively.
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
The Company determined the grant date fair value of these awards probable to vest as of December 31, 2023 to be $103,636, related to 889 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $24,058, $22,672 and $8,564 for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the total compensation cost not yet recognized related to the Class K-P Units based on the value of units currently expected to vest was $57,553. The weighted-average period over which this compensation cost is expected to be recognized is 31 months.
Class L Interests – In April 2021, January 2022 and January 2023, the Company's Board of Directors approved the issuance of Class L Interests in Evercore LP ("Class L Interests") to certain of the named executive officers of the Company, pursuant to which the named executive officers received a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2022, 2023 and 2024, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2021, 2022 and 2023, respectively. Following the distributions, the Class L Interests are cancelled pursuant to their terms.
The Company records expense related to these interests as part of its accrual for incentive compensation within Employee Compensation and Benefits on the Consolidated Statements of Operations.
In January 2024, the Company's Board of Directors approved the issuance of Class L Interests to certain of the named executive officers of the Company, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2025. Distributions pursuant to these interests are anticipated to be made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2024.
Stock Incentive Plan
During 2022, the Company's stockholders approved the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Second Amended 2016 Plan"), which amended the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Amended 2016 Plan"). The Second Amended 2016 Plan, among other things, authorizes the grant of an additional 6,500 of the Company's Class A Shares. The Second Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Second Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Second Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Second Amended 2016 Plan was 5,184 as of December 31, 2023, approximately 1,550 of which were used for RSUs granted in the first quarter of 2024, as described below.

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
The Company had 203 RSUs which were fully vested but not delivered as of December 31, 2023.
Equity Grants
2023 Equity Grants. During 2023, pursuant to the Second Amended 2016 Plan, the Company granted employees 2,492 RSUs that are Service-based Awards. Service-based Awards granted during 2023 had grant date fair values of $107.89 to $148.49 per share, with an average value of $135.79 per share and generally vest ratably over four years.
The following table summarizes activity related to Service-based Awards during the year ended December 31, 2023:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2023	5,697	$644,073
Granted	2,492	338,363
Modified	(1)	(110)
Forfeited	(190)	(23,827)
Vested	(2,325)	(249,050)
Unvested Balance at December 31, 2023	5,673	$709,449
Compensation expense related to Service-based Awards was $280,094 for the year ended December 31, 2023. As of December 31, 2023, the total compensation cost related to unvested Service-based Awards not yet recognized was $364,250. The ultimate amount of such expense is dependent upon the actual number of Service-based Awards that vest. The Company periodically assesses the forfeiture rates used for such estimates. The weighted-average period over which this compensation cost is expected to be recognized is 31 months.
2022 Equity Grants. During 2022, the Company granted employees 2,978 RSUs that are Service-based Awards. Service-based Awards granted during 2022 had grant date fair values of $83.34 to $137.59 per share, with an average value of $123.74 per share, for an aggregate fair value of $368,561. During 2022, 2,316 Service-based Awards vested and 184 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $247,386 for the year ended December 31, 2022.
2021 Equity Grants. During 2021, the Company granted employees 2,166 RSUs that are Service-based Awards. Service-based Awards granted during 2021 had grant date fair values of $111.03 to $154.56 per share, with an average value of $119.86 per share, for an aggregate fair value of $259,551. During 2021, 2,287 Service-based Awards vested and 184 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $211,298 for the year ended December 31, 2021.
Deferred Cash
Deferred Cash Compensation Program – The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and generally vests ratably over four years and requires payment upon vesting. The Company granted $162,748, $123,729 and $96,511 of deferred cash awards pursuant to the deferred cash compensation program during the years ended December 31, 2023, 2022 and 2021, respectively.
Compensation expense related to the Company's deferred cash compensation program was $151,141, $119,737 and $130,767 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
expects to pay an aggregate of $366,918 related to the Company's deferred cash compensation program at various dates through 2027 and total compensation expense not yet recognized related to these awards was $180,002. The weighted-average period over which this compensation cost is expected to be recognized is 31 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits on the Consolidated Statement of Financial Condition.
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
Compensation expense related to other deferred cash awards was $11,922, $14,409 and $10,595 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the total compensation cost related to other deferred cash awards not yet recognized was $13,416. The weighted-average period over which this compensation cost is expected to be recognized is 29 months.
2024 Equity and Deferred Cash Grants
During the first quarter of 2024, primarily as part of the 2023 annual awards, the Company granted to certain employees approximately 1,550 unvested RSUs pursuant to the Second Amended 2016 Plan, with a grant date fair value of approximately $283,000. These awards will generally vest over four years. In addition, during the first quarter of 2024, the Company granted approximately $150,000 of deferred cash compensation to certain employees, principally pursuant to the deferred cash compensation program. These awards will generally vest over four years.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan", which ended on December 31, 2020) and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan, the Company distributed cash payments of $48,331 in the year ended December 31, 2023, $3,940 in the year ended December 31, 2022 and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the acceleration of certain amounts due in the first quarter of 2022). Amounts accrued pursuant to the 2021 Long-term Incentive Plan of $128,730 are included within Other Long-term Liabilities on the Company's Consolidated Statement of Financial Condition as of December 31, 2023 and may be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to the 2017 Long-term Incentive Plan and 2021 Long-term Incentive Plan of $40,028, $60,138 and $54,066 for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $100,136.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
circumstances, subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $24,749, $27,050 and $23,136 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the total compensation cost not yet recognized related to these awards was $46,550.
Other
The total income tax benefit related to share-based compensation arrangements recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 was $68,442, $61,002 and $50,254, respectively.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Beginning Balance	$4,997	$675
Termination Costs Incurred	7,843	8,483
Cash Benefits Paid	(10,068)	(3,997)
Non-Cash Charges	52	(164)
Ending Balance	$2,824	$4,997
In conjunction with the wind-down of the Company's operations in Mexico, for the year ended December 31, 2022, the Company incurred expenses related to separation benefits of $2,123, which are recorded within Special Charges, Including Business Realignment Costs, on the Company's Consolidated Statement of Operations and are included within the above Termination Costs. See Note 6 for further information.
In addition to the above Termination Costs incurred, for the years ended December 31, 2023 and 2022, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $7,895 and $2,244, respectively (related to 76 and 28 RSUs, respectively). For the year ended December 31, 2021, the Company incurred Termination Costs of $2,780 and expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $2,434 (related to 34 RSUs). These expenses are recorded in Employee Compensation and Benefits, within the Investment Banking & Equities segment, on the Company's Consolidated Statements of Operations.
Note 19 – Commitments and Contingencies
Private Equity – As of December 31, 2023, the Company had unfunded commitments for capital contributions of $2,585 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – Evercore Partners Services East L.L.C. ("East") entered into a loan agreement with PNC Bank, National Association ("PNC") for a revolving credit facility, as amended on June 29, 2023, in an aggregate principal amount of up to $30,000 (the "Existing PNC Facility") to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of December 31, 2023. The interest rate provisions are Daily SOFR plus 161 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at December 31, 2023.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
East entered into an additional loan agreement with PNC for a revolving credit facility, as amended on June 29, 2023, in an aggregate principal amount of up to $55,000 to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of December 31, 2023. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at December 31, 2023.
EGL entered into a subordinated revolving credit facility with PNC, as amended on November 6, 2023, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 28, 2025. There were no drawings under this facility at December 31, 2023.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Tax Receivable Agreement – As of December 31, 2023, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $63,335. The Company expects to pay to the counterparties to the Tax Receivable Agreement $10,522 within one year or less, $19,204 in one to three years, $14,117 in three to five years and $19,492 after five years.
Other Commitments – The Company has a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. Consideration for this transaction includes contingent cash consideration which is due to be settled in early 2024. The Company paid $1,365 of this contingent cash consideration in 2023. The fair value of the remaining contingent consideration is $2,023 as of December 31, 2023, which is included within Payable to Employees and Related Parties on the Company's Consolidated Statements of Financial Condition, and $6,119 as of December 31, 2022, $1,083 of which was included within Other Current Liabilities and the remainder of which was included within Other Long-term Liabilities on the Company's Consolidated Statements of Financial Condition. The amount of contingent consideration to be paid is dependent on the RECA business achieving certain revenue performance targets. See Note 16 for further information.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2023	2022	2021
Cash and Cash Equivalents	$596,878	$663,400	$578,317
Restricted Cash included in Other Assets	8,606	8,723	8,976
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$605,484	$672,123	$587,293
Restricted Cash included in Other Assets on the Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Foreign Exchange – Periodically, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. The Company entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30,000 British Pounds sterling for $36,903, which settled during the third quarter of 2023, and resulted in a loss of $303. Upon settlement, the Company entered into a new foreign currency exchange forward contract to buy 30,000 British Pounds sterling for $36,675, which will settle in the first quarter of 2024. The contract is recorded at its fair value of $1,585 as of December 31, 2023, and is included within Other Current Assets on the Consolidated Statement of Financial Condition.

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
Note 20 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of December 31, 2023 and 2022 was $405,318 and $274,131, respectively, which exceeded the minimum net capital requirement by $405,068 and $273,881, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2023.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of December 31, 2023.
Note 21 – Income Taxes
A portion of the Company's income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2023 and 2022 were $5,424 and $9,842, respectively.
In October 2021, members of the Organization for Economic Co-operation and Development ("OECD") agreed on a two-pillar tax framework to realign international taxation with economic activities, including a coordinated set of rules designed to ensure large multinational enterprises pay a minimum 15% tax rate across all jurisdictions, known as Pillar Two. The implications of these rules begin to take effect for corporations in 2024, as jurisdictions enact legislation in line with the OECD rules and related guidance. The Company is evaluating the current and proposed legislation of Pillar Two and does not expect it to materially impact the Company's effective tax rate in the future.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the years ended December 31, 2023, 2022 and 2021, no additional income tax expense associated with the GILTI provisions has been recognized.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The following table presents the U.S. and non-U.S. components of Income before income tax expense:

	For the Years Ended December 31,
	2023	2022	2021
U.S.	$288,414	$455,584	$832,411
Non-U.S.	47,632	193,562	155,731
Income before Income Tax Expense(1)	$336,046	$649,146	$988,142
(1)Net of Noncontrolling Interest.
The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 consist of:

	For the Years Ended December 31,
	2023	2022	2021
Current:
Federal	$48,940	$85,699	$141,260
Foreign	20,426	40,680	25,643
State and Local	14,095	47,102	52,045
Total Current	83,461	173,481	218,948
Deferred:
Federal	4,400	3,020	25,352
Foreign	(6,580)	(5,893)	(1,757)
State and Local	(714)	2,018	5,483
Total Deferred	(2,894)	(855)	29,078
Total	$80,567	$172,626	$248,026
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	For the Years Ended December 31,
	2023	2022	2021
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	21.0%	21.0%	21.0%
Increase Due to State and Local Taxes	4.6%	5.6%	4.6%
Rate Benefits as a Limited Liability Company/Flow Through	(2.2)%	(1.9)%	(2.6)%
Foreign Taxes	0.5%	1.0%	0.5%
Non-Deductible Expenses(1)	2.0%	1.0%	0.3%
ASU 2016-09 Benefit for Stock Compensation	(3.7)%	(2.8)%	(1.7)%
Valuation Allowances	0.3%	(0.3)%	(0.4)%
Other Adjustments	(0.5)%	0.9%	0.5%
Effective Income Tax Rate	22.0%	24.5%	22.2%
(1)Primarily related to non-deductible share-based compensation expense.
The effective tax rate for the years ended December 31, 2023, 2022 and 2021 reflects the application of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which requires that the tax deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price be reflected in income tax expense. The Company's Provision for Income Taxes reflects an additional tax benefit of $13,699, $19,633 and $18,664 for the years ended December 31, 2023, 2022 and 2021, respectively, related to the application of ASU 2016-09, and resulted in a reduction in the effective tax rate of 3.7, 2.8 and 1.7 percentage points for the years ended December 31, 2023, 2022 and 2021, respectively. The effective tax rate for 2023, 2022 and 2021 also

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
reflects the effect of certain nondeductible expenses, including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Deferred Tax Assets:
Depreciation and Amortization	$21,796	$23,558
Compensation and Benefits	142,340	119,908
Step up in tax basis due to the exchange of LP Units for Class A Shares(1)	62,637	71,955
Step up in tax basis due to the exchange of LP Units for Class A Shares(2)	39,999	41,047
Operating Lease	112,715	75,519
Other	11,728	13,098
Total Deferred Tax Assets	$391,215	$345,085
Deferred Tax Liabilities:
Operating Lease	$90,666	$56,824
Goodwill, Intangible Assets and Other	17,312	14,806
Total Deferred Tax Liabilities	$107,978	$71,630
Net Deferred Tax Assets Before Valuation Allowance	283,237	273,455
Valuation Allowance	(17,423)	(16,289)
Net Deferred Tax Assets	$265,814	$257,166
(1)Step-up in the tax basis associated with the exchange of LP Units for holders which have a tax receivable agreement.
(2)Step-up in the tax basis associated with the exchange of LP Units for holders which do not have a tax receivable agreement.
The $8,648 increase in net deferred tax assets from December 31, 2022 to December 31, 2023 was primarily related to additions to deferred compensation expense exceeding the grant date value of prior awards which vested during the period, included in Compensation and Benefits, partially offset by the impact of excess amortization over the current year step-up in the basis of the tangible and intangible assets of Evercore LP, as discussed below. In addition, as of December 31, 2023, management weighted both the positive and negative evidence and concluded that it was appropriate to increase the valuation allowance by $1,134, which is primarily attributable to the wind-down of the Company's operations in Mexico.
During 2023, the LP holders exchanged 89 Class A and Class E LP Units for Class A Shares, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. The exchange of certain Class E and Class A LP Units resulted in a $3,057 step-up in the tax basis of the tangible and intangible assets of Evercore LP and a corresponding increase to Additional Paid-In Capital on the Company's Consolidated Statement of Financial Condition as of December 31, 2023. Further, there was an exchange of 89 Class A LP Units that triggered an additional liability under the Tax Receivable Agreement that was entered into in 2006 between the Company and the LP Unit holders for the year ended December 31, 2023. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In Capital increased $3,061, $2,602 and $459, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2023. See Note 15 for further discussion.
The Company recorded an increase in deferred tax assets of $973 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $1,585 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2023. The Company recorded a decrease in deferred tax assets of $1,120 associated with changes in Unrealized Gain (Loss) on Securities and Investments and

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
an increase of $6,900 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2022.
A reconciliation of the changes in tax positions for the years ended December 31, 2023, 2022 and 2021 is as follows:

	December 31,
	2023	2022	2021
Beginning unrecognized tax benefit	$359	$254	$376
Additions for tax positions of prior years	—	105	—
Reductions for tax positions of prior years	—	—	—
Lapse of Statute of Limitations	—	—	(122)
Decrease due to settlement with Taxing Authority	—	—	—
Ending unrecognized tax benefit	$359	$359	$254
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. As of December 31, 2023, there were $359 of unrecognized tax benefits that, if recognized, $292 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $68 and $1, respectively, during the year ended December 31, 2023. As of December 31, 2022, there were $359 of unrecognized tax benefits that, if recognized, $292 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $61 and $17, respectively, during the year ended December 31, 2022. As of December 31, 2021, there were $254 of unrecognized tax benefits that, if recognized, $206 would affect the effective tax rate.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company and its affiliates are currently under examination by Illinois for tax years 2018 through 2019, New York City for tax years 2014 through 2017 and Pennsylvania for tax years 2020 through 2021. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2018.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Other Assets includes long-term receivables from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. The Company maintains an allowance for credit losses to provide coverage for probable losses from customer receivables and determines the adequacy of the allowance by estimating the probability of loss based on the Company's analysis of historical credit loss experience of the Company's client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company's receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year (see Note 4 for further information). The collection period for restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
At December 31, 2023 and 2022, total receivables recorded in Accounts Receivable amounted to $371,606 and $385,131, respectively, net of an allowance, and total receivables recorded in Other Assets amounted to $93,689 and $64,139, respectively. The Company recorded bad debt expense of $5,559 and $5,513 for the years ended December 31, 2023 and 2022, respectively, and reversed bad debt expense of $60 for the year ended December 31, 2021.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2023, total contract assets recorded in Other Current Assets and Other Assets amounted to $85,401 and $5,845, respectively. As of December 31, 2022, total contract assets recorded in Other Current Assets and Other Assets amounted to $110,468 and $8,028, respectively.
With respect to the Company's Investment Securities portfolio, which is comprised of treasury bills and notes, exchange-traded funds and securities investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2023, the Company had Investment Securities of $1,382,027, of which 88% were U.S. treasury bills and notes and 12% were equity securities and exchange-traded funds, and Certificates of Deposit of $54,856 with financial institutions with high credit ratings.
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
The Company's segment information for the years ended December 31, 2023, 2022 and 2021 is prepared using the following methodology:
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
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including the Company's investment funds (which are used as an economic hedge against the Company's deferred cash compensation program), certificates of deposit, cash and cash equivalents, long-term accounts receivable and on the Company’s debt security investment in G5 (through June 25, 2021, the date G5 repaid its outstanding debentures with the Company in full. See Note 10 for further information.)
•A gain on the sale of a portion of the Company's interests in ABS in 2022. See Note 10 for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge
•Realized and unrealized gains and losses on interests in private equity funds which are not managed by the Company

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
Other Expenses include the following:
•Special Charges, Including Business Realignment Costs – Includes the following:
◦2023 – Expenses related to the write-off of non-recoverable assets in connection with the wind-down of the Company's operations in Mexico
◦2022 – Expenses related to charges associated with the prepayment of the Company's Series B Notes, as well as certain professional fees, separation benefits and other charges related to the wind-down of the Company's operations in Mexico
◦2021 – Expenses related to the write-down of certain assets associated with a legacy private equity investment relationship which, consistent with the Company's investment strategy, the Company decided to wind-down during 2021
•Acquisition and Transition Costs – Includes costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives, primarily comprised of professional fees for legal and other services
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the years ended December 31, 2023, 2022 and 2021, respectively.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2023	2022	2021
Investment Banking & Equities
Net Revenues(1)	$2,355,943	$2,696,125	$3,223,889
Operating Expenses	2,010,757	2,009,913	2,125,871
Other Expenses(2)	2,921	3,126	7
Operating Income	342,265	683,086	1,098,011
Income from Equity Method Investments	620	1,217	1,337
Pre-Tax Income	$342,885	$684,303	$1,099,348
Identifiable Segment Assets	$3,541,886	$3,446,075	$3,605,332
Investment Management
Net Revenues(1)	$70,006	$65,923	$65,610
Operating Expenses	53,136	52,967	52,629
Other Expenses(2)	—	—	8,554
Operating Income	16,870	12,956	4,427
Income from Equity Method Investments	6,035	6,782	12,824
Pre-Tax Income	$22,905	$19,738	$17,251
Identifiable Segment Assets	$161,412	$174,848	$197,325
Total
Net Revenues(1)	$2,425,949	$2,762,048	$3,289,499
Operating Expenses	2,063,893	2,062,880	2,178,500
Other Expenses(2)	2,921	3,126	8,561
Operating Income	359,135	696,042	1,102,438
Income from Equity Method Investments	6,655	7,999	14,161
Pre-Tax Income	$365,790	$704,041	$1,116,599
Identifiable Segment Assets	$3,703,298	$3,620,923	$3,802,657

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2023	2022	2021
Investment Banking & Equities(A)	$78,281	$(25,668)	$19,370
Investment Management	2,965	1,440	(174)
Total Other Revenue, net	$81,246	$(24,228)	$19,196
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable and lines of credit of $16,717, $16,850 and $17,586 for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Other Expenses are as follows:

	For the Years Ended December 31,
	2023	2022	2021
Investment Banking & Equities
Special Charges, Including Business Realignment Costs	$2,921	$3,126	$—
Acquisition and Transition Costs	—	—	7
Total Investment Banking & Equities	2,921	3,126	7
Investment Management
Special Charges, Including Business Realignment Costs	—	—	8,554
Total Investment Management	—	—	8,554
Total Other Expenses	$2,921	$3,126	$8,561
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Years Ended December 31,
	2023	2022	2021
Net Revenues:(1)
United States	$1,719,337	$1,989,387	$2,553,806
Europe and Other	609,723	787,658	710,660
Latin America	15,643	9,231	5,837
Total	$2,344,703	$2,786,276	$3,270,303
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	December 31,
	2023	2022
Total Assets:
United States	$3,146,756	$2,902,153
Europe and Other	556,542	718,770
Total	$3,703,298	$3,620,923

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 24 – Evercore Inc. (Parent Company Only) Financial Statements
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Equity Investment in Subsidiary	$1,743,393	$1,703,843
Deferred Tax Assets	234,719	233,280
Goodwill	15,236	15,236
Other Assets	24,110	31,099
TOTAL ASSETS	$2,017,458	$1,983,458
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Payable to Related Party	$10,522	$10,417
Other Current Liabilities	3,304	3,287
Total Current Liabilities	13,826	13,704
Amounts Due Pursuant to Tax Receivable Agreements	52,813	61,169
Long-term Debt - Notes Payable	373,885	371,774
TOTAL LIABILITIES	440,524	446,647
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 82,114,009 and 79,686,375 issued at December 31, 2023 and 2022, respectively, and 37,773,613 and 38,347,262 outstanding at December 31, 2023 and 2022, respectively)	821	797
Class B, par value $0.01 per share (1,000,000 shares authorized, 46 and 50 issued and outstanding at December 31, 2023 and 2022, respectively)	—	—
Additional Paid-In Capital	3,163,198	2,861,775
Accumulated Other Comprehensive Income (Loss)	(26,538)	(27,942)
Retained Earnings	1,892,656	1,768,098
Treasury Stock at Cost (44,340,396 and 41,339,113 shares at December 31, 2023 and 2022, respectively)	(3,453,203)	(3,065,917)
TOTAL STOCKHOLDERS' EQUITY	1,576,934	1,536,811
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,017,458	$1,983,458

See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022	2021
REVENUES
Other Revenue, Including Interest and Investments	$16,717	$16,850	$17,439
TOTAL REVENUES	16,717	16,850	17,439
Interest Expense	16,717	16,850	17,439
NET REVENUES	—	—	—
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	—	—	—
Equity in Income of Subsidiary	315,109	605,957	954,167
Provision for Income Taxes	59,630	129,437	214,051
NET INCOME	$255,479	$476,520	$740,116
See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$255,479	$476,520	$740,116
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Undistributed Income of Subsidiary	(315,109)	(605,957)	(954,167)
Deferred Taxes	4,332	2,624	29,017
Accretion on Long-term Debt	529	585	433
(Increase) Decrease in Operating Assets:
Other Assets	6,989	(31,099)	25,603
Increase (Decrease) in Operating Liabilities:
Taxes Payable	—	(13,075)	13,075
Net Cash Provided by (Used in) Operating Activities	(47,780)	(170,402)	(145,923)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	175,644	297,659	264,685
Net Cash Provided by Investing Activities	175,644	297,659	264,685
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Notes Payable	—	(67,000)	(38,000)
Issuance of Notes Payable	—	67,000	38,000
Dividends	(127,864)	(127,257)	(118,762)
Net Cash Provided by (Used in) Financing Activities	(127,864)	(127,257)	(118,762)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of Year	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of Year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Accrued Dividends	$17,054	$15,236	$14,332
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
Note C – Stockholders' Equity
The Company is authorized to issue 1,000,000 shares of Class A common stock ("Class A Shares"), par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2023, the Company has issued 82,114 Class A Shares. The Company canceled one share of Class B common stock, which was held by a limited partner of Evercore LP, and granted one share of Class B common stock during 2023. During 2023, the Company purchased 968 Class A Shares from employees at an average cost per share of $131.53, primarily for the net settlement of stock-based compensation awards, and 2,033 Class A Shares at an average cost per share of $127.85 pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $387,286 on the Company's Statement of Financial Condition as of December 31, 2023. During the year ended December 31, 2023, the Company declared and paid dividends of $3.00 per share, totaling $113,867, which were wholly funded by the Company's sole subsidiary, Evercore LP, and accrued deferred cash dividends on unvested RSUs, totaling $17,054. During the year ended December 31, 2023, the Company also paid deferred cash dividends of $13,997, which were wholly funded by the Company's sole subsidiary, Evercore LP. Dividends are paid and treasury shares are repurchased by a subsidiary of Evercore Inc.
As discussed in Note 18 to the consolidated financial statements, both the Evercore LP partnership units and restricted stock units are exchangeable into Class A Shares on a one-for-one basis once vested.
Note D – Issuance of Notes Payable
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes (the "2016 Private Placement Notes"), including: $38,000 aggregate principal amount of its 4.88% Series A senior notes which were due March 30, 2021 (the "Series A Notes"), $67,000 aggregate principal amount of its 5.23% Series B senior notes originally due March 30, 2023 (the "Series B Notes"), $48,000 aggregate principal amount of its 5.48% Series C senior notes due March 30, 2026 and $17,000 aggregate principal amount of its 5.58% Series D senior notes due March 30, 2028, pursuant to a note purchase agreement dated as of March 30, 2016, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. In March 2021, the Company repaid the $38,000 aggregate principal amount of its Series A Notes. On June 28, 2022, the Company prepaid the $67,000 aggregate principal amount of its Series B Notes plus the applicable make-whole amount.
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
Note E – Commitments and Contingencies
As of December 31, 2023, as discussed in Note 13 to the consolidated financial statements, future payments required related to the 2016, 2019, 2021 and 2022 Private Placement Notes are $471,821. Pursuant to the 2016, 2019, 2021 and 2022 Private Placement Notes, the Company expects to make payments to the notes' holders of $16,211 within one year or less, $116,171 in one to three years, $109,190 in three to five years and $230,249 after five years.
As of December 31, 2023, as discussed in Note 19 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $63,335. The company expects to pay to the counterparties to the Tax Receivable Agreement $10,522 within one year or less, $19,204 in one to three years, $14,117 in three to five years and $19,492 after five years.

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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in Internal Control - Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2023.
The Company's independent registered public accounting firm has issued its written attestation report on the Company's internal control over financial reporting, as included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Evercore Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

 /s/ DELOITTE & TOUCHE LLP

New York, New York
February 22, 2024

Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2023

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	5,899,000	—	5,184,058
Equity compensation plans not approved by shareholders	—	—	—
Total	5,899,000	—	5,184,058
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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Evercore Inc., as filed with the Secretary of State of the State of Delaware on October 17, 2017(18)

3.2	Amended and Restated By-Laws, dated August 29, 2017(17)

4.1	Form of 4.34% Series E senior notes due 2029(21)

4.2	Form of 4.44% Series F senior notes due 2031(21)

4.3	Form of 4.54% Series G senior notes due 2033(21)

4.4	Form of 3.33% Series H senior notes due 2033(21)

4.5	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(29)

10.1	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.2	Registration Rights Agreement, dated as of August 10, 2006(2)

10.3	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.4	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(3)

10.5	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman(4)

10.6	Form of Indemnification Agreement between the Registrant and each of its directors(1)

10.7	*Employment Agreement between the Registrant and Ralph L. Schlosstein(5)

10.8	*2012 Confidentiality, Non-Solicitation and Proprietary Information Agreement for Senior Managing Directors(6)

10.9	*Restricted Stock Unit Award Agreement effective as of January 29, 2013 between Evercore Partners Inc. and Ralph L. Schlosstein(7)

10.10	*Amended and Restated Evercore Partners Inc. 2006 Stock Incentive Plan(8)

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

10.37	Agreement, dated October 29, 2021, between Evercore Group L.L.C. and PNC Bank, National Association(26)

10.38	Guaranty and Suretyship Agreement, dated October 29, 2021, between Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association(26)

10.39	Form of Note Purchase Agreement, dated June 28, 2022(27)

10.40	Form of Class K-P Unit Subscription Agreement(29)

10.41	Amendment, dated October 31, 2022, to the Agreement between Evercore Group L.L.C. and PNC Bank, National Association(29)

10.42	*Employment Agreement between Evercore Inc. and Timothy LaLonde, dated January 19, 2023(28)

10.43
Amendment to Loan Agreement (Secured Facility), dated June 29, 2023, by and among Evercore Partners Services East L.L.C., Evercore LP, Evercore Group Holdings L.P., Evercore Group L.L.C. and PNC Bank, National Association(30)

10.44
Amendment to Loan Agreement (Unsecured Facility), dated June 29, 2023, by and among Evercore Partners Services East L.L.C., Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association(30)

10.45	Amendment to Subordinated Revolving Credit Facility (Unsecured Facility), dated November 3, 2023, by and among Evercore Group L.L.C. and PNC Bank, National Association (filed herewith)

11	Not included as a separate exhibit - earnings per share can be determined from Note 17 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97.1	Evercore Inc. Mandatory Clawback Policy (filed herewith)

101.INS	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL (and contained in Exhibit 101)

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
(24)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2021.
(25)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on April 30, 2021.
(26)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2022.
(27)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2022.
(28)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 20, 2023.

(29)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2023.
(30)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2023.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 22, 2024
Each of the officers and directors of Evercore Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of John S. Weinberg, Roger C. Altman, Tim LaLonde, Jason Klurfeld and Paul Pensa, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 22nd day of February, 2024.

Signature	Title

/s/ JOHN S. WEINBERG	Chief Executive Officer and Chairman
John S. Weinberg

/s/ ROGER C. ALTMAN	Senior Chairman
Roger C. Altman

Director
Richard I. Beattie

/s/ PAMELA G. CARLTON	Director
Pamela G. Carlton

/s/ ELLEN V. FUTTER	Director
Ellen V. Futter

/s/ GAIL B. HARRIS	Director
Gail B. Harris

/s/ ROBERT B. MILLARD	Director
Robert B. Millard

/s/ WILLARD J. OVERLOCK, JR.	Director
Willard J. Overlock, Jr.

/s/ SIR SIMON M. ROBERTSON	Director
Sir Simon M. Robertson

/s/ WILLIAM J. WHEELER	Director
William J. Wheeler

/s/ SARAH K. WILLIAMSON	Director
Sarah K. Williamson

/s/ TIM LALONDE	Chief Financial Officer (Principal Financial Officer)
Tim LaLonde

/s/ PAUL PENSA	Controller (Principal Accounting Officer)
Paul Pensa