Form 10-Q
period 2024-03-31
Evercore Inc.
filed 2024-05-08
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 24, 2024 was 38,516,548. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 24, 2024 was 45 (excluding 55 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and Cash Equivalents	$569,776	$596,878
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $185,420 and $744,178 at March 31, 2024 and December 31, 2023, respectively)	865,302	1,436,883
Accounts Receivable (net of allowances of $4,758 and $5,603 at March 31, 2024 and December 31, 2023, respectively)	331,739	371,606
Receivable from Employees and Related Parties	29,802	25,746
Other Current Assets	126,305	174,104
Total Current Assets	1,922,924	2,605,217
Investments	43,418	43,419
Deferred Tax Assets	271,649	265,814
Operating Lease Right-of-Use Assets	368,567	378,128
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $218,793 and $212,929 at March 31, 2024 and December 31, 2023, respectively)	132,735	137,940
Goodwill	125,031	125,493
Other Assets	141,664	147,287
Total Assets	$3,005,988	$3,703,298
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$228,424	$763,160
Accounts Payable and Accrued Expenses	29,520	25,989
Payable to Employees and Related Parties	63,841	45,838
Operating Lease Liabilities	37,413	36,259
Taxes Payable	2,618	5,424
Other Current Liabilities	31,123	33,389
Total Current Liabilities	392,939	910,059
Operating Lease Liabilities	428,258	434,247
Notes Payable	373,756	373,885
Amounts Due Pursuant to Tax Receivable Agreements	54,730	52,813
Other Long-term Liabilities	108,033	149,804
Total Liabilities	1,357,716	1,920,808
Commitments and Contingencies (Note 15)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 84,342,335 and 82,114,009 issued at March 31, 2024 and December 31, 2023, respectively, and 38,514,750 and 37,773,613 outstanding at March 31, 2024 and December 31, 2023, respectively)	843	821
Class B, par value $0.01 per share (1,000,000 shares authorized, 45 and 46 issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	—	—
Additional Paid-In Capital	3,245,225	3,163,198
Accumulated Other Comprehensive Income (Loss)	(29,762)	(26,538)
Retained Earnings	1,945,012	1,892,656
Treasury Stock at Cost (45,827,585 and 44,340,396 shares at March 31, 2024 and December 31, 2023, respectively)	(3,716,500)	(3,453,203)
Total Evercore Inc. Stockholders' Equity	1,444,818	1,576,934
Noncontrolling Interest	203,454	205,556
Total Equity	1,648,272	1,782,490
Total Liabilities and Equity	$3,005,988	$3,703,298
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Investment Banking & Equities:
Advisory Fees	$429,838	$462,562
Underwriting Fees	55,535	22,883
Commissions and Related Revenue	48,238	48,065
Asset Management and Administration Fees	18,699	15,958
Other Revenue, Including Interest and Investments	32,693	26,846
Total Revenues	585,003	576,314
Interest Expense	4,188	4,171
Net Revenues	580,815	572,143
Expenses
Employee Compensation and Benefits	387,705	366,872
Occupancy and Equipment Rental	21,944	20,379
Professional Fees	31,219	24,137
Travel and Related Expenses	19,222	15,203
Communications and Information Services	19,167	15,735
Depreciation and Amortization	6,293	6,573
Execution, Clearing and Custody Fees	3,341	2,765
Special Charges, Including Business Realignment Costs	—	2,921
Other Operating Expenses	7,804	10,654
Total Expenses	496,695	465,239
Income Before Income from Equity Method Investments and Income Taxes	84,120	106,904
Income from Equity Method Investments	2,325	1,468
Income Before Income Taxes	86,445	108,372
Provision (Benefit) for Income Taxes	(6,679)	16,131
Net Income	93,124	92,241
Net Income Attributable to Noncontrolling Interest	7,431	8,863
Net Income Attributable to Evercore Inc.	$85,693	$83,378
Net Income Attributable to Evercore Inc. Common Shareholders	$85,693	$83,378
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,438	38,510
Diluted	41,080	40,439
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$2.23	$2.17
Diluted	$2.09	$2.06

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net Income	$93,124	$92,241
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(70)	(3,246)
Foreign Currency Translation Adjustment Gain (Loss), net	(3,453)	5,721
Other Comprehensive Income (Loss)	(3,523)	2,475
Comprehensive Income	89,601	94,716
Comprehensive Income Attributable to Noncontrolling Interest	7,132	9,079
Comprehensive Income Attributable to Evercore Inc.	$82,469	$85,637

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2024
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2023	82,114,009	$821	$3,163,198	$(26,538)	$1,892,656	(44,340,396)	$(3,453,203)	$205,556	$1,782,490
Net Income	—	—	—	—	85,693	—	—	7,431	93,124
Other Comprehensive Income (Loss)	—	—	—	(3,224)	—	—	—	(299)	(3,523)
Treasury Stock Purchases	—	—	—	—	—	(1,487,189)	(263,297)	—	(263,297)
Evercore LP Units Exchanged for Class A Common Stock	90,641	1	8,157	—	—	—	—	(6,146)	2,012
Equity-based Compensation Awards	2,137,685	21	73,870	—	—	—	—	6,350	80,241
Dividends	—	—	—	—	(33,337)	—	—	—	(33,337)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(9,438)	(9,438)
Balance at March 31, 2024	84,342,335	$843	$3,245,225	$(29,762)	$1,945,012	(45,827,585)	$(3,716,500)	$203,454	$1,648,272

	For the Three Months Ended March 31, 2023
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2022	79,686,375	$797	$2,861,775	$(27,942)	$1,768,098	(41,339,113)	$(3,065,917)	$189,607	$1,726,418
Net Income	—	—	—	—	83,378	—	—	8,863	92,241
Other Comprehensive Income	—	—	—	2,259	—	—	—	216	2,475
Treasury Stock Purchases	—	—	—	—	—	(2,152,581)	(284,566)	—	(284,566)
Evercore LP Units Exchanged for Class A Common Stock	23,500	—	2,414	—	—	—	—	(1,478)	936
Equity-based Compensation Awards	2,127,054	21	67,493	—	—	—	—	6,460	73,974
Dividends	—	—	—	—	(31,877)	—	—	—	(31,877)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(10,390)	(10,390)
Balance at March 31, 2023	81,836,929	$818	$2,931,682	$(25,683)	$1,819,599	(43,491,694)	$(3,350,483)	$193,278	$1,569,211

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net Income	$93,124	$92,241
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(14,708)	(9,509)
Equity Method Investments	22	(890)
Equity-Based and Other Deferred Compensation	139,337	130,242
Noncash Lease Expense	9,928	11,045
Depreciation, Amortization and Accretion, net	1,911	5,287
Bad Debt Expense	(567)	3,734
Deferred Taxes	(47)	(2,514)
Decrease (Increase) in Operating Assets:
Investment Securities	12,346	1,676
Accounts Receivable	39,573	83,422
Receivable from Employees and Related Parties	(4,070)	1,268
Other Assets	53,051	82,271
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(628,439)	(767,197)
Accounts Payable and Accrued Expenses	3,507	(1,132)
Payables to Employees and Related Parties	20,389	4,788
Taxes Payable	(2,807)	(6,217)
Other Liabilities	(3,771)	(13,252)
Net Cash Provided by (Used in) Operating Activities	(281,221)	(384,737)
Cash Flows From Investing Activities
Investments Purchased	—	(37)
Distributions of Private Equity Investments	—	72
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	1,272,891	1,409,643
Purchases of Investment Securities	(701,428)	(851,103)
Maturity of Certificates of Deposit	54,462	82,759
Purchase of Certificates of Deposit	(48,317)	(5,222)
Purchase of Furniture, Equipment and Leasehold Improvements	(1,105)	(4,858)
Net Cash Provided by Investing Activities	576,503	631,254
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests	(9,438)	(9,202)
Payments Under Tax Receivable Agreement	(607)	—
Purchase of Treasury Stock and Noncontrolling Interests	(265,322)	(286,592)
Dividends	(43,236)	(41,193)
Net Cash Provided by (Used in) Financing Activities	(318,603)	(336,987)
Effect of Exchange Rate Changes on Cash	(3,767)	6,472
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(27,088)	(83,998)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	605,484	672,123
Cash, Cash Equivalents and Restricted Cash – End of Period	$578,396	$588,125
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$1,790	$1,790
Payments for Income Taxes	$15,305	$33,255
Accrued Dividends	$4,028	$4,205

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
Note 2 – Significant Accounting Policies
For a further discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2023. The December 31, 2023 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.
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
Evercore LP is a VIE and the Company is the primary beneficiary. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Condition in Note 24 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada") and Evercore Asia Limited ("Evercore Hong Kong") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong (as of September 30, 2023 for Evercore Hong Kong), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong assets of $384,221 and liabilities of $128,097 at March 31, 2024 and assets of $466,588 and liabilities of $224,263 at December 31, 2023.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Note 3 – Recent Accounting Pronouncements
ASU 2023-07 – In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 provides amendments to Accounting Standards Codification ("ASC") 280, "Segment Reporting" ("ASC 280"), which require disclosure of incremental segment information on an annual and interim basis, and require that all annual disclosures currently required by ASC 280 about a reportable segment's profit or loss and assets are also provided in interim periods. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a retrospective basis. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 provides amendments to ASC 740, "Income Taxes," which require greater disaggregation of information in a reporting entity's effective tax rate reconciliation, require disaggregation of income taxes paid by federal, state, and foreign jurisdictions and add or modify certain other disclosure requirements. The amendments in this update are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective or retrospective basis. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three months ended March 31, 2024 and 2023:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2024	2023
Investment Banking & Equities:
Advisory Fees	$429,838	$462,562
Underwriting Fees	55,535	22,883
Commissions and Related Revenue	48,238	48,065
Total Investment Banking & Equities	$533,611	$533,510

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$18,699	$15,958
Total Investment Management	$18,699	$15,958
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the three months ended March 31, 2024 and 2023 are as follows:

	For the Three Months Ended March 31, 2024
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)
Balance at January 1, 2024	$371,606	$93,689	$85,401	$5,845	$3,524
Increase (Decrease)	(39,867)	(8,431)	(56,789)	2,816	1,940
Balance at March 31, 2024	$331,739	$85,258	$28,612	$8,661	$5,464

	For the Three Months Ended March 31, 2023
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)
Balance at January 1, 2023	$385,131	$64,139	$110,468	$8,028	$5,071
Increase (Decrease)	(85,974)	6,022	(96,505)	3,869	873
Balance at March 31, 2023	$299,157	$70,161	$13,963	$11,897	$5,944
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
The Company recognized revenue of $4,865 and $3,547 on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The allowance for credit losses for the three months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended March 31,
	2024	2023
Beginning Balance	$5,603	$4,683
Bad debt expense, net of reversals	(567)	3,734
Write-offs, foreign currency translation and other adjustments	(278)	(1,200)
Ending Balance	$4,758	$7,217
The change in the balance during the three months ended March 31, 2024 is primarily related to a decrease in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets from the Company's private and secondary fund advisory businesses as of March 31, 2024, by year of origination:

	Amortized Carrying Value by Origination Year
	2024	2023	2022	2021	2020	Total
Long-term Accounts Receivable and Long-term Contract Assets	$12,985	$47,568	$25,440	$7,026	$900	$93,919
Note 5 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $811 and $1,668 for the three months ended March 31, 2024 and 2023, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $19,852 and $21,186 as of March 31, 2024 and December 31, 2023, respectively. See Note 14 for further information.
Note 6 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Debt Securities	$185,414	$744,315
Equity Securities	297	375
Debt Securities Carried by EGL	467,486	476,778
Investment Funds	164,104	160,559
Total Investment Securities, at fair value	$817,301	$1,382,027

Certificates of Deposit, at contract value	48,001	54,856

Total Investment Securities and Certificates of Deposit	$865,302	$1,436,883
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
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $4 and $148 for the three months ended March 31, 2024 and 2023, respectively. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($149) for the three months ended March 31, 2024.
Gross realized losses included within Other Revenue, Including Interest and Investments, were ($47) and ($151) for the three months ended March 31, 2024 and 2023, respectively.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $747,511 and $999,387 for the three months ended March 31, 2024 and 2023, respectively.
Scheduled maturities of the Company's available-for-sale debt securities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$184,436	$184,438	$743,198	$743,338
Due after one year through five years	984	976	980	977
Total	$185,420	$185,414	$744,178	$744,315
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at March 31, 2024 and has not recorded a credit allowance on these securities.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized gains (losses) of ($78) and $163 for the three months ended March 31, 2024 and 2023, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($135) and $6 for the three months ended March 31, 2024 and 2023, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $14,895 and $9,441 for the three months ended March 31, 2024 and 2023, respectively (of which $5,215 and $4,680, respectively, were net unrealized gains).
Certificates of Deposit
At March 31, 2024 and December 31, 2023, the Company held certificates of deposit of $48,001 and $54,856, respectively, with certain banks with original maturities of four months or less when purchased.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
ABS	$18,113	$18,770
Atalanta Sosnoff	10,938	10,906
Luminis	6,745	6,296
Seneca Evercore	1,004	904
Total	$36,800	$36,876

ABS
The Company has an investment accounted for under the equity method of accounting in ABS. At March 31, 2024, the Company's ownership interest in ABS was 26%. This investment resulted in earnings of $1,002 and $1,006 for the three months ended March 31, 2024 and 2023, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At March 31, 2024, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $635 and $391 for the three months ended March 31, 2024 and 2023, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
The Company has an investment accounted for under the equity method of accounting in Luminis. At March 31, 2024, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $568 and $162 for the three months ended March 31, 2024 and 2023, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At March 31, 2024, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings (losses) of $120 and ($91) for the three months ended March 31, 2024 and 2023, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 for each of the three months ended March 31, 2024 and 2023.
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
A summary of the Company's investments in the private equity funds as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Glisco II, Glisco III and Glisco IV	$4,231	$4,141
Trilantic IV and Trilantic V	1,756	1,766
Total Private Equity Funds	$5,987	$5,907
Net realized and unrealized gains on private equity fund investments were $73 and $322 for the three months ended March 31, 2024 and 2023, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2024, $100 of previously distributed carried interest received from the funds was subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,662 and $3,580 included in its Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2024 and December 31, 2023, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of March 31, 2024 and December 31, 2023 was $5,845 and $5,762, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $631 and $636 as of March 31, 2024 and December 31, 2023, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Note 8 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis. The lease terms include

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $14,403 and $13,428 for the three months ended March 31, 2024 and 2023, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $1,528 and $1,186 for the three months ended March 31, 2024 and 2023, respectively.
In conjunction with its lease agreements at 55 East 52nd St., New York, New York, the Company had an option to take on an additional three floors, which it exercised during 2023. The Company entered into a lease agreement for this space in January 2024 and anticipates that it will take possession of this space in 2025. The lease term will end on December 31, 2035. The expected additional annual expense under this lease agreement, net of certain lease incentives, is $9,862.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,790 and $5,757 as of March 31, 2024 and December 31, 2023, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,474 and $1,450 for the three months ended March 31, 2024 and 2023, respectively.
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
The Company incurred net operating cash outflows of $10,691 and $15,561 for the three months ended March 31, 2024 and 2023, respectively, related to its operating leases, which was net of cash received from lease incentives of $718 for the three months ended March 31, 2024.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended March 31,
	2024	2023
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$880	$19,917

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term - operating leases	10.5 years	10.5 years
Weighted-average discount rate - operating leases	4.58%	4.05%
As of March 31, 2024, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2024 (April 1 through December 31)	$36,221
2025	66,875
2026	64,135
2027	50,122
2028	48,642
Thereafter	337,870
Total lease payments	603,865
Less: Tenant Improvement Allowances	(7,380)
Less: Imputed Interest	(130,814)
Present value of lease liabilities	465,671
Less: Current lease liabilities	(37,413)
Long-term lease liabilities	$428,258
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York and lease agreements at certain other locations, the Company has entered into certain lease agreements, primarily for office space, which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence by the end of 2025 and will have lease terms of 3 to 11 years once they have commenced. The additional future payments under these arrangements are $140,646 as of March 31, 2024.
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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$467,486	$—	$—	$467,486
Other Debt and Equity Securities(1)	195,387	—	—	195,387
Investment Funds	164,104	—	—	164,104
Total Assets Measured At Fair Value	$826,977	$—	$—	$826,977

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$476,778	$—	$—	$476,778
Other Debt and Equity Securities(1)	753,247	—	—	753,247
Investment Funds	160,559	—	—	160,559
Other	—	1,585	—	1,585
Total Assets Measured At Fair Value	$1,390,584	$1,585	$—	$1,392,169
(1)Includes $9,676 and $8,557 of treasury bills classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		March 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$560,100	$560,100	$—	$—	$560,100
Certificates of Deposit	48,001	—	48,001	—	48,001
Receivables(1)	416,997	—	414,158	—	414,158
Contract Assets(2)	37,273	—	36,650	—	36,650
Closely-held Equity Securities	631	—	—	631	631
Financial Liabilities:
Accounts Payable and Accrued Expenses	$29,520	$—	$29,520	$—	$29,520
Payable to Employees and Related Parties	63,841	—	63,841	—	63,841
Notes Payable	373,756	—	353,518	—	353,518

		December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$588,321	$588,321	$—	$—	$588,321
Certificates of Deposit	54,856	—	54,856	—	54,856
Receivables(1)	465,295	—	461,682	—	461,682
Contract Assets(2)	91,246	—	90,876	—	90,876
Closely-held Equity Securities	636	—	—	636	636
Financial Liabilities:
Accounts Payable and Accrued Expenses	$25,989	$—	$25,989	$—	$25,989
Payable to Employees and Related Parties	45,838	—	45,838	—	45,838
Notes Payable	373,885	—	360,252	—	360,252
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio (for the 2016 Private Placement Notes only), and customary events of default. As of March 31, 2024, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of March 31, 2024 and December 31, 2023:

			Carrying Value(1)
Note	Maturity Date	Effective Annual Interest Rate	March 31, 2024	December 31, 2023
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$47,855	$47,838
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,914	16,910
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,564	74,546
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,600	59,589
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,709	39,703
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	31,339	31,597
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,887	37,867
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	65,888	65,835
Total			$373,756	$373,885
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 11 – Evercore Inc. Stockholders' Equity
Dividends – On April 23, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.80 per share to the holders of record of shares of Class A common stock ("Class A Shares") as of May 31, 2024, which will be paid on June 14, 2024. During the three months ended March 31, 2024, the Company declared and paid dividends of $0.76 per share, totaling $29,309, and accrued deferred cash dividends on unvested restricted stock units ("RSUs") totaling $4,028. During the three months ended March 31, 2024, the Company also paid deferred cash dividends of $13,927. During the three months ended March 31, 2023, the Company declared and paid dividends of $0.72 per share, totaling $27,672, and accrued deferred cash dividends on unvested RSUs totaling $4,205. During the three months ended March 31, 2023, the Company also paid deferred cash dividends of $13,521.
Treasury Stock – During the three months ended March 31, 2024, the Company purchased 934 Class A Shares from employees at an average cost per share of $176.35, primarily for the net settlement of stock-based compensation awards, and 553 Class A Shares at an average cost per share of $178.21 pursuant to the Company's share repurchase program. The aggregate 1,487 Class A Shares were purchased at an average cost per share of $177.04 and the result of these purchases was an increase

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
in Treasury Stock of $263,297 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2024.
LP Units – During the three months ended March 31, 2024, 91 Evercore LP partnership units ("LP Units") were exchanged for Class A Shares, resulting in an increase to Class A Common Stock and Additional Paid-In Capital of $1 and $6,145, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2024. See Note 12 for further information.
Accumulated Other Comprehensive Income (Loss) – As of March 31, 2024, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,333) and ($24,429), respectively.
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
Noncontrolling ownership interests for the Company's subsidiaries were as follows:

	As of March 31,
	2024	2023
Evercore LP	6%	7%
Evercore Wealth Management ("EWM")(1)	26%	25%
(1)Noncontrolling Interests as of March 31, 2023 represent a blended rate for multiple classes of interests in EWM.
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
Changes in Noncontrolling Interest for the three months ended March 31, 2024 and 2023 were as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2024	2023
Beginning balance	$205,556	$189,607

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	7,431	8,863
Other Comprehensive Income (Loss)	(299)	216
Total Comprehensive Income	7,132	9,079

Evercore LP Units Exchanged for Class A Shares	(6,146)	(1,478)

Amortization and Vesting of LP Units	6,350	6,460

Other Items:
Distributions to Noncontrolling Interests	(9,438)	(10,390)
Total Other Items	(9,438)	(10,390)

Ending balance	$203,454	$193,278
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of ($6) and ($283) for the three months ended March 31, 2024 and 2023, respectively, and foreign currency translation adjustment gains (losses), net, of ($293) and $499 for the three months ended March 31, 2024 and 2023, respectively.
LP Units Exchanged – During the three months ended March 31, 2024, 91 LP Units were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $6,146 and increases to Class A Common Stock and Additional Paid-In Capital of $1 and $6,145, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2024. See Note 11 for further information.
Interests Purchased – On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the Real Estate Capital Advisory ("RECA") business for $54,297. Consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash in 2022, and contingent cash consideration which was settled during 2023 and the first quarter of 2024. The Company paid contingent cash consideration of $715 during the first quarter of 2023 and $2,023 during the first quarter of 2024, representing the final payment under this arrangement. The fair value of the remaining contingent consideration was $2,023 as of December 31, 2023, which is included within Payable to Employees and Related Parties on the Company's Unaudited Condensed Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid was dependent on the RECA business achieving certain revenue performance targets. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, the Company also issued payments in the first quarter of 2023 and 2024, contingent on continued employment with the Company. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments were also dependent on the RECA business achieving certain revenue performance targets.
Note 13 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three months ended March 31, 2024 and 2023 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2024	2023
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$85,693	$83,378
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,438	38,510
Basic net income per share attributable to Evercore Inc. common shareholders	$2.23	$2.17
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$85,693	$83,378
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$85,693	$83,378
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,438	38,510
Assumed exchange of LP Units for Class A Shares(1)	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	2,485	1,808
Shares that are contingently issuable(3)	157	121
Diluted weighted average Class A Shares outstanding	41,080	40,439
Diluted net income per share attributable to Evercore Inc. common shareholders	$2.09	$2.06
(1)The Company has outstanding Class A, E, I and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three months ended March 31, 2024 and 2023, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,609 and 2,756 for the three months ended March 31, 2024 and 2023, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $6,212 and $6,986 for the three months ended March 31, 2024 and 2023, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.
(2)During the three months ended March 31, 2024 and 2023, certain shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method, were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The shares that would have been included in the treasury stock method calculation if the effect would have been dilutive were 44 and 2,239 for the three months ended March 31, 2024 and 2023, respectively.
(3)The Company has outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. See Note 14 for further information. For the purposes of calculating diluted net income per share attributable to Evercore

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Inc. common shareholders, the Company's Class K-P Units are included in diluted weighted average Class A Shares outstanding as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period.
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
Note 14 – Share-Based and Other Deferred Compensation
LP Units
Class K-P Units – The Company has awarded the following Class K-P Units:
•In June 2019, the Company awarded 220 Class K-P Units. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain defined benchmark results and continued service through February 4, 2023 for the first tranche, which consisted of 120 Class K-P Units, and February 4, 2028 for the second tranche, which consists of 100 Class K-P Units. In February 2023, the first tranche of 120 Class K-P Units converted into 193 Class K LP Units upon the achievement of certain performance and service conditions. The second tranche of these Class K-P Units may convert into a maximum of 173 Class K LP Units, contingent upon the achievement of defined benchmark results and continued service as described above.
•In December 2021, the Company awarded 400 Class K-P Units. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through December 31, 2025. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. These Class K-P Units may convert into a maximum of 800 Class K LP Units, contingent upon the achievement of certain market conditions, defined benchmark results and continued service, as described above.
•In December 2022, the Company awarded 200 Class K-P Units. These Class K-P Units are segregated into four tranches of 50 Class K-P Units each. The first three tranches each convert into 50 Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions and continued service through February 28, 2025, 2026 and 2027, respectively, while the final tranche converts into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through February 28, 2028. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. These Class K-P Units may convert into a maximum of 320 Class K LP Units, contingent upon the achievement of certain market conditions, defined benchmark results and continued service as described above.
•In June 2023, the Company awarded 60 Class K-P Units. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through June 30, 2027. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. These Class K-P Units may convert into 60 Class K LP Units contingent upon the achievement of certain market conditions and continued service, while additional units may be received upon conversion based on the level of defined benchmark results achieved.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company determined the grant date fair value of these awards probable to vest as of March 31, 2024 to be $103,664, related to 890 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $6,279 and $6,407 for the three months ended March 31, 2024 and 2023, respectively.
In April 2024, the Company's Board of Directors approved the issuance of approximately 325 Class K-P Units. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through April 1, 2029.
Class L Interests
In January 2022, 2023 and 2024, the Company's Board of Directors approved the issuance of Class L Interests in Evercore LP ("Class L Interests") to certain of the named executive officers of the Company, pursuant to which the named executive officers received a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2023, 2024 and 2025, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2022, 2023 and 2024, respectively. Following the distributions, the Class L Interests are cancelled pursuant to their terms.
The Company records expense related to these Class L interests as part of its accrual for incentive compensation within Employee Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Operations.
Stock Incentive Plan
During 2022, the Company's stockholders approved the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Second Amended 2016 Plan"), which amended the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Second Amended 2016 Plan, among other things, authorizes the grant of an additional 6,500 of the Company's Class A Shares. The Second Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Second Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Second Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Second Amended 2016 Plan was 3,543 as of March 31, 2024.
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
Equity Grants
During the three months ended March 31, 2024, pursuant to the Second Amended 2016 Plan, the Company granted employees 1,646 RSUs that are Service-based Awards. Service-based Awards granted during the three months ended March 31, 2024 had grant date fair values of $148.49 to $187.12 per share, with an average value of $182.53 per share, for an aggregate fair value of $300,520, and generally vest ratably over four years. During the three months ended March 31, 2024, 2,068 Service-based Awards vested and 5 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $72,178 and $66,488 for the three months ended March 31, 2024 and 2023, respectively.
Deferred Cash
Deferred Cash Compensation Program – The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and generally vests ratably over four years and requires payment upon vesting. The Company

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
granted $143,220 of deferred cash awards pursuant to the deferred cash compensation program during the three months ended March 31, 2024.
Compensation expense related to the Company's deferred cash compensation program was $43,994 and $39,762 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company expects to pay an aggregate of $375,382 related to the Company's deferred cash compensation program at various dates through 2028 and total compensation expense not yet recognized related to these awards was $292,975. The weighted-average period over which this compensation cost is expected to be recognized is 36 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.
Other Deferred Cash Awards – In November 2016, the Company granted a restricted cash award in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman) with a payment amount of $35,000, of which $11,000 vested on March 1, 2019 and $6,000 vested on each of March 1, 2020, 2021, 2022 and 2023, upon the achievement of service conditions.
During the first quarter of 2024 and 2022, the Company granted $6,662 and $19,861, respectively, of deferred cash awards to certain employees. These awards vest ratably over one to two years.
In addition, the Company periodically grants other deferred cash awards to certain employees. The Company recognizes expense for these awards ratably over the vesting period.
Compensation expense related to other deferred cash awards was $4,026 and $4,328 for the three months ended March 31, 2024 and 2023, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan", which ended on December 31, 2020) and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan, the Company distributed cash payments of $48,331 in the three months ended March 31, 2023, $3,940 in the three months ended March 31, 2022 and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the acceleration of certain amounts due in the first quarter of 2022). As of March 31, 2024, the Company has accrued $139,608 pursuant to the 2021 Long-term Incentive Plan, including $46,504 within Accrued Compensation and Benefits and $93,104 within Other Long-term Liabilities, on the Unaudited Condensed Consolidated Statement of Financial Condition. Amounts due are to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to the 2017 Long-term Incentive Plan and 2021 Long-term Incentive Plan of $10,954 and $12,640 for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $87,236.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years and in certain circumstances, subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $6,615 and $4,646 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the total compensation cost not yet recognized related to these awards was $48,823.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Beginning Balance	$2,824	$4,997
Termination Costs Incurred	1,780	1,474
Cash Benefits Paid	(3,375)	(5,332)
Non-Cash Charges	(63)	—
Ending Balance	$1,166	$1,139
In addition to the above Termination Costs incurred, for the three months ended March 31, 2024 and 2023, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $1,835 and $564, respectively (related to 19 and 6 RSUs, respectively) recorded in Employee Compensation and Benefits, within the Investment Banking & Equities segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Private Equity – As of March 31, 2024, the Company had unfunded commitments for capital contributions of $2,584 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – Evercore Partners Services East L.L.C. ("East") entered into a revolving credit facility with PNC Bank, National Association ("PNC") as amended on June 29, 2023, in an aggregate principal amount of up to $30,000 (the "Existing PNC Facility") to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of March 31, 2024. The interest rate provisions are Daily SOFR plus 161 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at March 31, 2024.
East entered into an additional revolving credit facility with PNC, as amended on June 29, 2023, in an aggregate principal amount of up to $55,000 to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of March 31, 2024. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at March 31, 2024.
EGL entered into a subordinated revolving credit facility with PNC, as amended on November 6, 2023, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 28, 2025. There were no drawings under this facility at March 31, 2024.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other Commitments – The Company had a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021. Consideration for this transaction includes contingent cash consideration which was settled during 2023 and the first quarter of 2024. The Company paid contingent cash consideration of $715 during the first quarter of 2023 and $2,023 during the first quarter of 2024, representing the final payment under this arrangement. The fair value of the remaining contingent consideration was $2,023 as of December 31, 2023, which is included within Payable to Employees and Related Parties on the Company's Unaudited Condensed Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid was dependent on the RECA business achieving certain revenue performance targets. See Note 12 for further information.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,
	2024	2023
Cash and Cash Equivalents	$569,776	$579,190
Restricted Cash included in Other Assets	8,620	8,935
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$578,396	$588,125
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Self-Funded Medical Insurance Program – Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported claims is $3,067 and $3,165 as of March 31, 2024 and December 31, 2023, respectively, which is included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
Foreign Exchange – Periodically, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. The Company entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30,000 British Pounds sterling for $36,903, which settled during the third quarter of 2023, and resulted in a loss of $303. Upon settlement, the Company entered into a new foreign currency exchange forward contract to buy 30,000 British Pounds sterling for $36,675, which settled during the first quarter of 2024, and resulted in a loss of $347 for the three months ended March 31, 2024. The contract was recorded at its fair value of $1,585 as of December 31, 2023, and is included within Other Current Assets on the Unaudited Condensed Consolidated Statement of Financial Condition.
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
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of March 31, 2024 and December 31, 2023 was $464,347 and $405,318, respectively, which exceeded the minimum net capital requirement by $464,097 and $405,068, respectively.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of March 31, 2024.
Evercore U.K., our U.K. Advisory affiliate, and Evercore ISI U.K., our U.K. Equities affiliate, are regulated by the Financial Conduct Authority. The aggregate regulatory net capital of these affiliates as of March 31, 2024 and December 31, 2023 was $224,393 and $184,981, respectively, which exceeded the minimum requirement by $138,936 and $98,805, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2024.
Note 17 – Income Taxes
The Company's Provision (Benefit) for Income Taxes was ($6,679) and $16,131 for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate was (7.7%) and 14.9% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate reflects the recognition of net excess tax benefits associated with appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $29,506 and $13,731 for the three months ended March 31, 2024 and 2023, respectively, which resulted in a reduction in the effective tax rate of 34.1 and 12.7 percentage points for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 also reflects the effect of certain nondeductible expenses, including expenses related to Class K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
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
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three months ended March 31, 2024 and 2023, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
The Company recorded an increase in deferred tax assets of $22 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $1,230 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2024. The Company recorded an increase in deferred tax assets of $1,022 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $1,809 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2023.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2024, there were $359 of unrecognized tax

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
benefits that, if recognized, $292 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $18 and $1, respectively, during the three months ended March 31, 2024.
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
The Company's segment information for the three months ended March 31, 2024 and 2023 is prepared using the following methodology:
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
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including the Company's investment funds (which are used as an economic hedge against the Company's deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge
•Realized and unrealized gains and losses on interests in private equity funds which are not managed by the Company
•Interest expense associated with the Company’s Notes Payable and lines of credit
•Adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Each segment's Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, execution, clearing and custody fees, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, technology, human capital, facilities management and senior management activities.
Other Expenses for the three months ended March 31, 2023 include Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of the Company's operations in Mexico.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three months ended March 31, 2024 and 2023.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The following information presents each segment's contribution.

	For the Three Months Ended March 31,
	2024	2023
Investment Banking & Equities
Net Revenues(1)	$561,728	$554,811
Operating Expenses	482,838	449,080
Other Expenses	—	2,921
Operating Income	78,890	102,810
Income from Equity Method Investments	688	71
Pre-Tax Income	$79,578	$102,881
Identifiable Segment Assets	$2,879,890	$2,608,350
Investment Management
Net Revenues(1)	$19,087	$17,332
Operating Expenses	13,857	13,238
Operating Income	5,230	4,094
Income from Equity Method Investments	1,637	1,397
Pre-Tax Income	$6,867	$5,491
Identifiable Segment Assets	$126,098	$142,122
Total
Net Revenues(1)	$580,815	$572,143
Operating Expenses	496,695	462,318
Other Expenses	—	2,921
Operating Income	84,120	106,904
Income from Equity Method Investments	2,325	1,468
Pre-Tax Income	$86,445	$108,372
Identifiable Segment Assets	$3,005,988	$2,750,472
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2024	2023
Investment Banking & Equities(A)	$28,117	$21,301
Investment Management	388	1,374
Total Other Revenue, net	$28,505	$22,675
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable and lines of credit of $4,188 and $4,171 for the three months ended March 31, 2024 and 2023, respectively.
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2024	2023
Net Revenues:(1)
United States	$455,236	$395,188
Europe and Other	96,928	152,527
Latin America	146	1,753
Total	$552,310	$549,468
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company's total assets are located in the following geographical areas:

	March 31, 2024	December 31, 2023
Total Assets:
United States	$2,593,982	$3,146,756
Europe and Other	412,006	556,542
Total	$3,005,988	$3,703,298

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore's business. We believe these factors include, but are not limited to, those described under "Risk Factors" discussed in the Annual Report on Form 10-K for the year ended December 31, 2023. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law.

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
Revenue trends in our advisory business generally are correlated to the volume of merger and acquisitions ("M&A") activity, restructuring activity, which generally tends to be counter-cyclical to M&A, and capital advisory activity. Demand for these capabilities can vary in any given year or quarter for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A, restructuring or capital advisory activity. Revenue trends in our equities business are correlated, in part, to market volumes, which generally decrease in periods of low market volatility or unfavorable market or economic conditions. See "Liquidity and Capital Resources" below for further information.
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
Other Revenue and Interest Expense. Other Revenue includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including our investment funds (which are used as an economic hedge against our deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge
•Realized and unrealized gains and losses on interests in private equity funds which we do not manage
•Adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Interest Expense includes interest expense associated with our Notes Payable and lines of credit.
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
In January 2022, 2023 and 2024, our Board of Directors approved the issuance of Class L Interests to certain of our named executive officers, pursuant to which the named executive officers receive a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2023, 2024 and 2025, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2022, 2023 and 2024, respectively. Following the distributions, the Class L Interests are cancelled pursuant to their terms. We record expense equal to the amount of these distributions in Employee Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Operations and reflect accrued liabilities in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
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
From time to time, we also grant incentive awards to certain individuals which include both performance and service-based vesting requirements and, in certain awards, market based requirements. These include Class K-P Units issued by Evercore LP. See Note 14 to our unaudited condensed consolidated financial statements for further information.
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
Other Expenses
Other Expenses for the three months ended March 31, 2023 include Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.
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
Provision (Benefit) for Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes", which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. Excess tax benefits and deficiencies associated with the appreciation or depreciation in our share price upon vesting of employee share-based awards above or below the original grant price are recognized in our Provision (Benefit) for Income Taxes. In addition, net deferred tax assets are impacted by changes to statutory tax rates in the period of enactment. See Note 17 to our unaudited condensed consolidated financial statements for further information.
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

Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2024 and 2023. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended March 31,
	2024	2023	Change

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$429,838	$462,562	(7%)
Underwriting Fees	55,535	22,883	143%
Commissions and Related Revenue	48,238	48,065	—%
Asset Management and Administration Fees	18,699	15,958	17%
Other Revenue, Including Interest and Investments	32,693	26,846	22%
Total Revenues	585,003	576,314	2%
Interest Expense	4,188	4,171	—%
Net Revenues	580,815	572,143	2%
Expenses
Operating Expenses	496,695	462,318	7%
Other Expenses	—	2,921	NM
Total Expenses	496,695	465,239	7%
Income Before Income from Equity Method Investments and Income Taxes	84,120	106,904	(21%)
Income from Equity Method Investments	2,325	1,468	58%
Income Before Income Taxes	86,445	108,372	(20%)
Provision (Benefit) for Income Taxes	(6,679)	16,131	NM
Net Income	93,124	92,241	1%
Net Income Attributable to Noncontrolling Interest	7,431	8,863	(16%)
Net Income Attributable to Evercore Inc.	$85,693	$83,378	3%
Diluted Weighted Average Shares of Class A Common Stock Outstanding	41,080	40,439	2%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$2.09	$2.06	1%
As of March 31, 2024 and 2023, we employed approximately 2,225 and 2,135 people, respectively.
Three Months Ended March 31, 2024 versus March 31, 2023
Net Income Attributable to Evercore Inc. was $85.7 million for the three months ended March 31, 2024, an increase of $2.3 million, or 3%, compared to $83.4 million for the three months ended March 31, 2023. The changes in our operating results during these periods are described below.
Net Revenues were $580.8 million for the three months ended March 31, 2024, an increase of $8.7 million, or 2%, versus Net Revenues of $572.1 million for the three months ended March 31, 2023. Advisory Fees decreased $32.7 million, or 7%, Underwriting Fees increased $32.7 million, or 143%, and Commissions and Related Revenue increased $0.2 million compared to the three months ended March 31, 2023. Asset Management and Administration Fees increased $2.7 million, or 17%, compared to the three months ended March 31, 2023. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, increased $5.8 million, or 22%, compared to the three months ended March 31, 2023, primarily reflecting higher performance of our investment funds portfolio due to overall market appreciation, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. Treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Total Operating Expenses were $496.7 million for the three months ended March 31, 2024, compared to $462.3 million for the three months ended March 31, 2023, an increase of $34.4 million, or 7%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $387.7 million for the three months ended March 31, 2024, an increase of $20.8 million, or 6%, versus expense of $366.9 million for the three months ended March 31, 2023. The increase in the amount of compensation recognized for the three months ended March 31, 2024 principally reflects higher base salaries, higher compensation expense related to senior new hires and higher amortization of prior period deferred compensation awards. Non-compensation expenses, as a component of Operating Expenses, were $109.0 million for the three months ended March 31, 2024, an increase of $13.6 million, or 14%, versus $95.4 million for the three months ended March 31, 2023. The increase was primarily driven by increases in professional fees and travel and related expenses, as well as communications and information services, principally reflecting higher license fees and research services in the first quarter of 2024. This was partially offset by a decrease in bad debt expense. Non-Compensation expenses per employee were approximately $49.3 thousand for the three months ended March 31, 2024, versus $44.9 thousand for the three months ended March 31, 2023.
Other Expenses of $2.9 million for the three months ended March 31, 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66.8% for the three months ended March 31, 2024, compared to 64.1% for the three months ended March 31, 2023.
Income from Equity Method Investments was $2.3 million for the three months ended March 31, 2024, compared to $1.5 million for the three months ended March 31, 2023, reflecting higher earnings from Luminis, Atalanta Sosnoff and Seneca Evercore in the first quarter of 2024. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision (benefit) for income taxes for the three months ended March 31, 2024 was ($6.7) million, which reflected an effective tax rate of (7.7%). The provision for income taxes for the three months ended March 31, 2023 was $16.1 million, which reflected an effective tax rate of 14.9%. The provision (benefit) for income taxes for the three months ended March 31, 2024 and 2023 reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $29.5 million and $13.7 million, respectively, which resulted in a reduction in the effective tax rate of 34.1 and 12.7 percentage points for the three months ended March 31, 2024 and 2023, respectively.
Net Income Attributable to Noncontrolling Interest was $7.4 million for the three months ended March 31, 2024, compared to $8.9 million for the three months ended March 31, 2023. The decrease in Net Income Attributable to Noncontrolling Interest primarily reflects lower income at Evercore LP during the three months ended March 31, 2024. See Note 12 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Three Months Ended March 31,
	2024	2023	Change

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$429,838	$462,562	(7%)
Underwriting Fees	55,535	22,883	143%
Commissions and Related Revenue	48,238	48,065	—%
Other Revenue, net(1)	28,117	21,301	32%
Net Revenues	561,728	554,811	1%
Expenses
Operating Expenses	482,838	449,080	8%
Other Expenses	—	2,921	NM
Total Expenses	482,838	452,001	7%
Operating Income	78,890	102,810	(23%)
Income from Equity Method Investments(2)	688	71	869%
Pre-Tax Income	$79,578	$102,881	(23%)
(1)Includes interest expense on Notes Payable and lines of credit of $4.2 million for each of the three months ended March 31, 2024 and 2023.
(2)Equity in Luminis and Seneca Evercore is classified within Income from Equity Method Investments.

For the three months ended March 31, 2024, the dollar value of North American announced and completed M&A activity increased 78% and decreased 12%, respectively, compared to the three months ended March 31, 2023, and the dollar value of Global announced and completed M&A activity increased 42% and decreased 20%, respectively, compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, the dollar value of North American and Global completed M&A activity over $100 million decreased 10% and 19%, respectively, compared to the three months ended March 31, 2023.

	For the Three Months Ended March 31,
	2024	2023	Change
Industry Statistics ($ in billions)(1)
Value of North American M&A Deals Announced	$509	$286	78%
Value of North American M&A Deals Completed	$274	$311	(12%)
Value of North American M&A Deals Completed Over $100 million	$261	$290	(10%)
Value of Global M&A Deals Announced	$810	$572	42%
Value of Global M&A Deals Completed	$513	$642	(20%)
Value of Global M&A Deals Completed Over $100 million	$469	$579	(19%)
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(2)	227	217	5%
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(2)	91	78	17%
Total Number of Underwriting Transactions(2)	19	14	36%
Total Number of Underwriting Transactions as a Bookrunner(2)	16	12	33%
(1) Source: Refinitiv April 5, 2024
(2) Includes Equity and Debt Underwriting Transactions.
Investment Banking & Equities Results of Operations
Three Months Ended March 31, 2024 versus March 31, 2023
Net Revenues were $561.7 million for the three months ended March 31, 2024, compared to $554.8 million for the three months ended March 31, 2023, an increase of $6.9 million, or 1%. The increase in revenues for the three months ended March 31, 2024 was primarily driven by an increase of $32.7 million, or 143%, in Underwriting Fees, reflecting an increase in the number of transactions we participated in during the first quarter of 2024. Advisory Fees decreased $32.7 million, or 7%, compared to the three months ended March 31, 2023, reflecting a decline in revenue earned from large transactions during the first quarter of 2024. Commissions and Related Revenue increased $0.2 million compared to the three months ended March 31, 2023, primarily reflecting higher subscription fees, partially offset by lower trading commissions. Other Revenue, net, increased $6.8 million, or 32%, compared to the three months ended March 31, 2023, primarily reflecting higher performance of our investment funds portfolio due to overall market appreciation, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $482.8 million for the three months ended March 31, 2024, compared to $449.1 million for the three months ended March 31, 2023, an increase of $33.8 million, or 8%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $377.3 million for the three months ended March 31, 2024, compared to $357.1 million for the three months ended March 31, 2023, an increase of $20.2 million, or 6%. The increase in the amount of compensation recognized for the three months ended March 31, 2024 principally reflects higher base salaries, higher compensation expense related to senior new hires and higher amortization of prior period deferred compensation awards. Non-compensation expenses, as a component of Operating Expenses, were $105.5 million for the three months ended March 31, 2024, compared to $92.0 million for the three months ended March 31, 2023, an increase of $13.5 million, or 15%. Non-compensation operating expenses increased from the prior year period, primarily driven by increases in professional fees and travel and related expenses, as well as communications and information services, principally reflecting higher license fees and research services in the first quarter of 2024. This was partially offset by a decrease in bad debt expense.
Other Expenses of $2.9 million for the three months ended March 31, 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2024	2023	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$18,699	$15,958	17%
Other Revenue, net	388	1,374	(72%)
Net Revenues	19,087	17,332	10%
Expenses
Operating Expenses	13,857	13,238	5%
Total Expenses	13,857	13,238	5%
Operating Income	5,230	4,094	28%
Income from Equity Method Investments(1)	1,637	1,397	17%
Pre-Tax Income	$6,867	$5,491	25%
(1)Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV (together the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV and Trilantic V. In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of March 31, 2024, $0.1 million of previously distributed carried interest received from the funds was subject to repayment.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments.
Assets Under Management
AUM in our Wealth Management business of $13.0 billion at March 31, 2024 increased $0.7 billion, or 6%, compared to $12.3 billion at December 31, 2023. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 77% and 76% of Level 1 investments, 19% and 20% of Level 2 investments and 4% and 4% of Level 3 investments as of March 31, 2024 and December 31, 2023, respectively.
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
The following table summarizes AUM activity for Wealth Management for the three months ended March 31, 2024:

(dollars in millions)
Balance at December 31, 2023	$12,272
Inflows	359
Outflows	(308)
Market Appreciation	676
Balance at March 31, 2024	$12,999

Unconsolidated Affiliates - Balance at March 31, 2024:
Atalanta Sosnoff	$8,022
ABS	$7,095
The following table represents the composition of AUM for Wealth Management as of March 31, 2024:

Equities	66%
Fixed Income	19%
Liquidity(1)	11%
Alternatives	4%
Total	100%
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
For the three months ended March 31, 2024, AUM for Wealth Management increased 6%, primarily reflecting an increase due to market appreciation. Performance for the three months ended March 31, 2024 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 40 basis points and 2%, respectively
•Wealth Management outperformed the fixed income composite on a 1 and 3-year basis by approximately 1% and 30 basis points, respectively
•The S&P 500 was up approximately 11% and the fixed income composite was down approximately 1%
AUM from our unconsolidated affiliates increased 6% compared to December 31, 2023, reflecting increases in both Atalanta Sosnoff and ABS.

Three Months Ended March 31, 2024 versus March 31, 2023
Net Revenues were $19.1 million for the three months ended March 31, 2024, compared to $17.3 million for the three months ended March 31, 2023, an increase of $1.8 million, or 10%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $2.7 million, or 17%, for the three months ended March 31, 2024, as associated AUM increased 18%, primarily from market appreciation.
Operating Expenses were $13.9 million for the three months ended March 31, 2024, compared to $13.2 million for the three months ended March 31, 2023, an increase of $0.6 million, or 5%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $10.5 million for the three months ended March 31, 2024, compared to $9.8 million for the three months ended March 31, 2023, an increase of $0.7 million, or 7%. Non-Compensation expenses, as a component of Operating Expenses, were $3.4 million for the three months ended March 31, 2024, flat compared to the three months ended March 31, 2023.
Income from Equity Method Investments increased 17% from the three months ended March 31, 2023, driven by higher income earned by Atalanta Sosnoff in the first quarter of 2024. See Note 7 to our unaudited condensed consolidated financial statements for further information.
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

	For the Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$93,124	$92,241
Non-cash charges	135,876	137,395
Other operating activities	(510,221)	(614,373)
Operating activities	(281,221)	(384,737)
Investing activities	576,503	631,254
Financing activities	(318,603)	(336,987)
Effect of exchange rate changes	(3,767)	6,472
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(27,088)	(83,998)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	605,484	672,123
End of Period	$578,396	$588,125

Three Months Ended March 31, 2024. Cash, Cash Equivalents and Restricted Cash were $578.4 million at March 31, 2024, a decrease of $27.1 million versus Cash, Cash Equivalents and Restricted Cash of $605.5 million at December 31, 2023. Operating activities resulted in a net outflow of $281.2 million, primarily related to the payment of 2023 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2024, partially offset by earnings. Cash of $576.5 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities and certificates of deposit. Financing activities during the period used cash of $318.6 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, the payment of dividends and distributions made to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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

We remain in a period of macroeconomic uncertainty, elevated interest rates and heightened geopolitical tensions, including escalating military tensions and evolving regulatory and banking environments. These factors have contributed to an elongation of the timing of transaction closings. We will continue to assess the potential ongoing impacts of the current environment, including the regular monitoring of our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations. See "Results of Operations" above for further information.
We assess each of our equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred. These circumstances could include unfavorable market conditions or the loss of key personnel of the investee.
For a further discussion of risks related to our business, refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2024, we repurchased 553,588 Class A Shares, at an average cost per share of $178.21, for $98.7 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2024, we repurchased 933,601 Class A Shares, at an average cost per share of $176.35, for $164.6 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,487,189 Class A Shares repurchased during the three months ended March 31, 2024 were acquired for aggregate purchase consideration of $263.3 million, at an average cost per share of $177.04.
Noncontrolling Interest Purchases
On December 31, 2021, we purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54.3 million. Consideration for this transaction included the payment of $6.0 million of cash in 2021, $27.7 million of cash in 2022, and contingent cash consideration which was settled during 2023 and the first quarter of 2024. We paid contingent cash consideration of $0.7 million during the first quarter of 2023 and $2.0 million during the first quarter of 2024, representing the final payment under this arrangement. The fair value of the remaining contingent consideration was $2.0 million as of December 31, 2023, which is included within Payable to Employees and Related Parties on our Unaudited Condensed Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid was dependent on the RECA business achieving certain revenue performance targets. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, we also issued payments in the first quarter of 2023 and 2024, contingent on continued employment. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments were also dependent on the RECA business achieving certain revenue performance targets.
Private Placement Notes
On March 30, 2016, we issued an aggregate $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A Notes which were due March 30, 2021, $67.0 million aggregate principal amount of our 5.23% Series B Notes which were originally due March 30, 2023, $48.0 million aggregate principal amount of our 5.48% Series C Notes and $17.0 million aggregate principal amount of our 5.58% Series D Notes, pursuant to the 2016 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio (for the 2016 Private Placement Notes only), and customary events of default. As of March 31, 2024, we were in compliance with all of these covenants.

Lines of Credit
East entered into a revolving credit facility with PNC, as amended on June 29, 2023, in an aggregate principal amount of up to $30.0 million to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of March 31, 2024. The interest rate provisions are Daily SOFR plus 161 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at March 31, 2024.
East entered into an additional revolving credit facility with PNC, as amended on June 29, 2023, in an aggregate principal amount of up to $55.0 million to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of March 31, 2024. Drawings under this facility bear interest at Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at March 31, 2024.
EGL entered into a subordinated revolving credit facility with PNC, as amended on November 6, 2023, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 28, 2025. There were no drawings under this facility at March 31, 2024.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.6 million as of March 31, 2024 and December 31, 2023. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. We expect to fund these commitments with cash flows from operations. See Note 15 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
As of March 31, 2024, our current and former Senior Managing Directors owned an aggregate of approximately 1.6 million vested Class A LP Units, 0.3 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.2 million vested Class K LP Units. In addition, 0.8 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of March 31, 2024. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2024 included $569.8 million of Cash and Cash Equivalents and $865.3 million of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of March 31, 2024, the fair value of our investments with these products, based on closing prices, was $164.4 million. We had net realized and unrealized gains of $14.9 million for the three months ended March 31, 2024, from our exchange-traded funds portfolio. See Note 6 to our unaudited condensed consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $16.4 million, $32.9 million and $49.3 million, respectively, for the three months ended March 31, 2024.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.6 million for the three months ended March 31, 2024.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2024, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was a loss of $3.5 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Periodically, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. We entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30.0 million British Pounds sterling for $36.9 million, which settled during the third quarter of 2023, and resulted in a loss of $0.3 million. Upon settlement, we entered into a new foreign currency exchange forward contract to buy 30.0 million British Pounds sterling for $36.7 million, which settled during the first quarter of 2024, and resulted in a loss of $0.3 million for the three months ended March 31, 2024. The contract was recorded at its fair value of $1.6 million as of December 31, 2023, and was included within Other Current Assets on our Unaudited Condensed Consolidated Statement of Financial Condition.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We reversed bad debt expense of $0.6 million for the three months ended March 31, 2024 and recorded bad debt expense of $3.7 million for the three months ended March 31, 2023.
As of March 31, 2024 and December 31, 2023, total receivables recorded in Accounts Receivable amounted to $331.7 million and $371.6 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $85.3 million and $93.7 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of March 31, 2024, total contract assets recorded in Other Current Assets and Other Assets amounted to $28.6 million and $8.7 million, respectively. As of December 31, 2023, total contract assets recorded in Other Current Assets and Other Assets amounted to $85.4 million and $5.8 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills and notes, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2024, we had Investment Securities of $817.3 million, of which 80% were treasury bills and notes.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2024	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	9,470	$165.25	—	5,575,169
February 1 to February 29	1,473,367	177.09	553,588	5,021,581
March 1 to March 31	4,352	187.12	—	5,021,581
Total January 1 to March 31	1,487,189	$177.04	553,588	5,021,581
(1)Includes the repurchase of 933,601 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2024.
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

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: May 8, 2024

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ TIM LALONDE
Name:	Tim LaLonde
Title:	Chief Financial Officer