Form 10-Q
period 2024-06-30
Evercore Inc.
filed 2024-08-02
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 19, 2024 was 38,335,567. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 19, 2024 was 46 (excluding 54 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and Cash Equivalents	$631,619	$596,878
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $306,272 and $744,178 at June 30, 2024 and December 31, 2023, respectively)	1,059,783	1,436,883
Accounts Receivable (net of allowances of $4,991 and $5,603 at June 30, 2024 and December 31, 2023, respectively)	361,119	371,606
Receivable from Employees and Related Parties	25,661	25,746
Other Current Assets	165,544	174,104
Total Current Assets	2,243,726	2,605,217
Investments	43,182	43,419
Deferred Tax Assets	274,194	265,814
Operating Lease Right-of-Use Assets	359,624	378,128
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $225,304 and $212,929 at June 30, 2024 and December 31, 2023, respectively)	134,588	137,940
Goodwill	125,053	125,493
Other Assets	135,631	147,287
Total Assets	$3,315,998	$3,703,298
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$429,967	$763,160
Accounts Payable and Accrued Expenses	35,528	25,989
Payable to Employees and Related Parties	65,116	45,838
Operating Lease Liabilities	38,065	36,259
Taxes Payable	2,232	5,424
Other Current Liabilities	50,185	33,389
Total Current Liabilities	621,093	910,059
Operating Lease Liabilities	423,177	434,247
Notes Payable	373,941	373,885
Amounts Due Pursuant to Tax Receivable Agreements	55,790	52,813
Other Long-term Liabilities	114,471	149,804
Total Liabilities	1,588,472	1,920,808
Commitments and Contingencies (Note 15)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 84,435,812 and 82,114,009 issued at June 30, 2024 and December 31, 2023, respectively, and 38,317,884 and 37,773,613 outstanding at June 30, 2024 and December 31, 2023, respectively)	844	821
Class B, par value $0.01 per share (1,000,000 shares authorized, 46 issued and outstanding at both June 30, 2024 and December 31, 2023, respectively)	—	—
Additional Paid-In Capital	3,331,726	3,163,198
Accumulated Other Comprehensive Income (Loss)	(30,501)	(26,538)
Retained Earnings	1,984,130	1,892,656
Treasury Stock at Cost (46,117,928 and 44,340,396 shares at June 30, 2024 and December 31, 2023, respectively)	(3,770,688)	(3,453,203)
Total Evercore Inc. Stockholders' Equity	1,515,511	1,576,934
Noncontrolling Interest	212,015	205,556
Total Equity	1,727,526	1,782,490
Total Liabilities and Equity	$3,315,998	$3,703,298
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Investment Banking & Equities:
Advisory Fees	$568,231	$374,556	$998,069	$837,118
Underwriting Fees	30,999	38,200	86,534	61,083
Commissions and Related Revenue	53,199	50,048	101,437	98,113
Asset Management and Administration Fees	19,200	16,575	37,899	32,533
Other Revenue, Including Interest and Investments	21,784	24,221	54,477	51,067
Total Revenues	693,413	503,600	1,278,416	1,079,914
Interest Expense	4,189	4,181	8,377	8,352
Net Revenues	689,224	499,419	1,270,039	1,071,562
Expenses
Employee Compensation and Benefits	458,935	338,374	846,640	705,246
Occupancy and Equipment Rental	21,801	21,521	43,745	41,900
Professional Fees	34,288	27,465	65,507	51,602
Travel and Related Expenses	21,384	17,422	40,606	32,625
Communications and Information Services	19,586	17,836	38,753	33,571
Depreciation and Amortization	6,439	5,952	12,732	12,525
Execution, Clearing and Custody Fees	3,051	2,965	6,392	5,730
Special Charges, Including Business Realignment Costs	—	—	—	2,921
Other Operating Expenses	15,497	10,168	23,301	20,822
Total Expenses	580,981	441,703	1,077,676	906,942
Income Before Income from Equity Method Investments and Income Taxes	108,243	57,716	192,363	164,620
Income from Equity Method Investments	1,857	1,542	4,182	3,010
Income Before Income Taxes	110,100	59,258	196,545	167,630
Provision for Income Taxes	28,367	17,097	21,688	33,228
Net Income	81,733	42,161	174,857	134,402
Net Income Attributable to Noncontrolling Interest	7,975	4,956	15,406	13,819
Net Income Attributable to Evercore Inc.	$73,758	$37,205	$159,451	$120,583
Net Income Attributable to Evercore Inc. Common Shareholders	$73,758	$37,205	$159,451	$120,583
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,502	38,211	38,470	38,360
Diluted	40,857	39,288	40,969	39,863
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$1.92	$0.97	$4.14	$3.14
Diluted	$1.81	$0.95	$3.89	$3.02

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$81,733	$42,161	$174,857	$134,402
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	29	(4)	(41)	(3,250)
Foreign Currency Translation Adjustment Gain (Loss), net	(834)	5,793	(4,287)	11,514
Other Comprehensive Income (Loss)	(805)	5,789	(4,328)	8,264
Comprehensive Income	80,928	47,950	170,529	142,666
Comprehensive Income Attributable to Noncontrolling Interest	7,909	5,454	15,041	14,533
Comprehensive Income Attributable to Evercore Inc.	$73,019	$42,496	$155,488	$128,133

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended June 30, 2024
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2024	84,342,335	$843	$3,245,225	$(29,762)	$1,945,012	(45,827,585)	$(3,716,500)	$203,454	$1,648,272
Net Income	—	—	—	—	73,758	—	—	7,975	81,733
Other Comprehensive Income (Loss)	—	—	—	(739)	—	—	—	(66)	(805)
Treasury Stock Purchases	—	—	—	—	—	(290,343)	(54,188)	—	(54,188)
Evercore LP Units Exchanged for Class A Common Stock	34,635	—	3,115	—	—	—	—	(2,507)	608
Equity-based Compensation Awards	58,842	1	84,355	—	—	—	—	9,479	93,835
Dividends	—	—	—	—	(34,640)	—	—	—	(34,640)
Noncontrolling Interest (Note 12)	—	—	(969)	—	—	—	—	(6,320)	(7,289)
Balance at June 30, 2024	84,435,812	$844	$3,331,726	$(30,501)	$1,984,130	(46,117,928)	$(3,770,688)	$212,015	$1,727,526

	For the Six Months Ended June 30, 2024
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2023	82,114,009	$821	$3,163,198	$(26,538)	$1,892,656	(44,340,396)	$(3,453,203)	$205,556	$1,782,490
Net Income	—	—	—	—	159,451	—	—	15,406	174,857
Other Comprehensive Income (Loss)	—	—	—	(3,963)	—	—	—	(365)	(4,328)
Treasury Stock Purchases	—	—	—	—	—	(1,777,532)	(317,485)	—	(317,485)
Evercore LP Units Exchanged for Class A Common Stock	125,276	1	11,272	—	—	—	—	(8,653)	2,620
Equity-based Compensation Awards	2,196,527	22	158,225	—	—	—	—	15,829	174,076
Dividends	—	—	—	—	(67,977)	—	—	—	(67,977)
Noncontrolling Interest (Note 12)	—	—	(969)	—	—	—	—	(15,758)	(16,727)
Balance at June 30, 2024	84,435,812	$844	$3,331,726	$(30,501)	$1,984,130	(46,117,928)	$(3,770,688)	$212,015	$1,727,526

	For the Three Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2023	81,836,929	$818	$2,931,682	$(25,683)	$1,819,599	(43,491,694)	$(3,350,483)	$193,278	$1,569,211
Net Income	—	—	—	—	37,205	—	—	4,956	42,161
Other Comprehensive Income	—	—	—	5,291	—	—	—	498	5,789
Treasury Stock Purchases	—	—	—	—	—	(536,584)	(59,670)	—	(59,670)
Evercore LP Units Exchanged for Class A Common Stock	21,303	—	1,407	—	—	—	—	(1,296)	111
Equity-based Compensation Awards	56,357	1	80,724	—	—	—	—	6,175	86,900
Dividends	—	—	—	—	(33,392)	—	—	—	(33,392)
Noncontrolling Interest (Note 12)	—	—	(1,844)	—	—	—	—	(4,686)	(6,530)
Balance at June 30, 2023	81,914,589	$819	$3,011,969	$(20,392)	$1,823,412	(44,028,278)	$(3,410,153)	$198,925	$1,604,580

	For the Six Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2022	79,686,375	$797	$2,861,775	$(27,942)	$1,768,098	(41,339,113)	$(3,065,917)	$189,607	$1,726,418
Net Income	—	—	—	—	120,583	—	—	13,819	134,402
Other Comprehensive Income	—	—	—	7,550	—	—	—	714	8,264
Treasury Stock Purchases	—	—	—	—	—	(2,689,165)	(344,236)	—	(344,236)
Evercore LP Units Exchanged for Class A Common Stock	44,803	—	3,821	—	—	—	—	(2,774)	1,047
Equity-based Compensation Awards	2,183,411	22	148,217	—	—	—	—	12,635	160,874
Dividends	—	—	—	—	(65,269)	—	—	—	(65,269)
Noncontrolling Interest (Note 12)	—	—	(1,844)	—	—	—	—	(15,076)	(16,920)
Balance at June 30, 2023	81,914,589	$819	$3,011,969	$(20,392)	$1,823,412	(44,028,278)	$(3,410,153)	$198,925	$1,604,580

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net Income	$174,857	$134,402
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(20,757)	(23,856)
Equity Method Investments	176	1,437
Equity-Based and Other Deferred Compensation	288,412	272,363
Noncash Lease Expense	19,886	21,377
Depreciation, Amortization and Accretion, net	1,079	6,109
Bad Debt Expense	971	5,297
Deferred Taxes	(606)	(9,232)
Decrease (Increase) in Operating Assets:
Investment Securities	16,214	3,105
Accounts Receivable	8,475	60,781
Receivable from Employees and Related Parties	72	3,092
Other Assets	19,923	38,497
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(475,693)	(715,222)
Accounts Payable and Accrued Expenses	8,973	2,637
Payables to Employees and Related Parties	21,489	5,534
Taxes Payable	(3,193)	(4,138)
Other Liabilities	6,989	(7,732)
Net Cash Provided by (Used in) Operating Activities	67,267	(205,549)
Cash Flows From Investing Activities
Investments Purchased	—	(37)
Distributions of Private Equity Investments	—	72
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	1,633,347	2,227,084
Purchases of Investment Securities	(1,179,299)	(1,804,833)
Maturity of Certificates of Deposit	54,462	124,728
Purchase of Certificates of Deposit	(115,814)	(54,267)
Purchase of Furniture, Equipment and Leasehold Improvements	(8,918)	(12,374)
Net Cash Provided by Investing Activities	383,778	480,373
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	85	733
Distributions to Noncontrolling Interests	(15,973)	(15,651)
Payments Under Tax Receivable Agreement	(607)	—
Purchase of Treasury Stock and Noncontrolling Interests	(320,347)	(348,264)
Dividends	(74,145)	(70,279)
Net Cash Provided by (Used in) Financing Activities	(410,987)	(433,461)
Effect of Exchange Rate Changes on Cash	(5,084)	15,988
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	34,974	(142,649)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	605,484	672,123
Cash, Cash Equivalents and Restricted Cash – End of Period	$640,458	$529,474
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$8,096	$8,099
Payments for Income Taxes	$46,212	$54,874
Accrued Dividends	$8,030	$8,659

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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2023. The December 31, 2023 Unaudited Condensed Consolidated Statements of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.
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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada") and Evercore Asia Limited ("Evercore Hong Kong") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong (as of September 30, 2023 for Evercore Hong Kong), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong assets of $422,821 and liabilities of $156,842 at June 30, 2024 and assets of $466,588 and liabilities of $224,263 at December 31, 2023.
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
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and six months ended June 30, 2024 and 2023:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Banking & Equities:
Advisory Fees	$568,231	$374,556	$998,069	$837,118
Underwriting Fees	30,999	38,200	86,534	61,083
Commissions and Related Revenue	53,199	50,048	101,437	98,113
Total Investment Banking & Equities	$652,429	$462,804	$1,186,040	$996,314

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$19,200	$16,575	$37,899	$32,533
Total Investment Management	$19,200	$16,575	$37,899	$32,533
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the six months ended June 30, 2024 and 2023 are as follows:

	For the Six Months Ended June 30, 2024
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)
Balance at January 1, 2024	$371,606	$93,689	$85,401	$5,845	$3,524
Increase (Decrease)	(10,487)	(6,568)	(24,073)	(2,937)	2,292
Balance at June 30, 2024	$361,119	$87,121	$61,328	$2,908	$5,816

	For the Six Months Ended June 30, 2023
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)
Balance at January 1, 2023	$385,131	$64,139	$110,468	$8,028	$5,071
Increase (Decrease)	(62,312)	(375)	(57,514)	9,910	957
Balance at June 30, 2023	$322,819	$63,764	$52,954	$17,938	$6,028
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
The Company recognized revenue of $5,484 and $10,349 on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024, respectively, and $4,643 and $8,190 for the three and six months ended June 30, 2023, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and six months ended June 30, 2024 and 2023 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Beginning Balance	$4,758	$7,217	$5,603	$4,683
Bad debt expense, net of reversals	1,538	1,563	971	5,297
Write-offs, foreign currency translation and other adjustments	(1,305)	(68)	(1,583)	(1,268)
Ending Balance	$4,991	$8,712	$4,991	$8,712
The change in the balance during the three and six months ended June 30, 2024 is primarily related to an increase in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets primarily from the Company's private and secondary fund advisory businesses as of June 30, 2024, by year of origination:

	Amortized Carrying Value by Origination Year
	2024	2023	2022	2021	2020	Total
Long-term Accounts Receivable and Long-term Contract Assets	$21,843	$45,392	$17,302	$4,998	$494	$90,029
Note 5 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $923 and $1,734 for the three and six months ended June 30, 2024, respectively, and $2,209 and $3,877 for the three and six months ended June 30, 2023, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $18,773 and $21,186 as of June 30, 2024 and December 31, 2023, respectively. See Note 14 for further information.
Note 6 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Debt Securities	$306,254	$744,315
Equity Securities	254	375
Debt Securities Carried by EGL	473,006	476,778
Investment Funds	164,953	160,559
Total Investment Securities, at fair value	$944,467	$1,382,027

Certificates of Deposit, at contract value	115,316	54,856

Total Investment Securities and Certificates of Deposit	$1,059,783	$1,436,883

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
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $25 and $141 as of June 30, 2024 and December 31, 2023, respectively. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($43) and ($4) as of June 30, 2024 and December 31, 2023, respectively.
Net unrealized gains (losses) included in Other Comprehensive Income were ($12) and ($157) for the three and six months ended June 30, 2024, respectively, and ($148) for the three months ended June 30, 2023.
Gross realized losses included within Other Revenue, Including Interest and Investments, were ($47) for the six months ended June 30, 2024 and ($110) and ($261) for the three and six months ended June 30, 2023, respectively.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $747,511 for the six months ended June 30, 2024 and $244,605 and $1,243,992 for the three and six months ended June 30, 2023, respectively.
Scheduled maturities of the Company's available-for-sale debt securities as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$306,272	$306,254	$743,198	$743,338
Due after one year through five years	—	—	980	977
Total	$306,272	$306,254	$744,178	$744,315
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at June 30, 2024 and has not recorded a credit allowance on these securities.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized gains (losses) of ($43) and ($121) for the three and six months ended June 30, 2024, respectively, and $60 and $223 for the three and six months ended June 30, 2023, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of $50 and ($85) for the three and six months ended June 30, 2024, respectively, and $12 and $18 for the three and six months ended June 30, 2023, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $6,216 and $21,111 for the three and six months ended June 30, 2024, respectively, (of which $5,464 and $10,679, respectively, were net unrealized gains) and $11,615 and $21,056 for the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
three and six months ended June 30, 2023, respectively, (of which $11,570 and $16,250, respectively, were net unrealized gains).
Certificates of Deposit
At June 30, 2024 and December 31, 2023, the Company held certificates of deposit of $115,316 and $54,856, respectively, with certain banks with original maturities of four months or less when purchased.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
ABS	$17,798	$18,770
Atalanta Sosnoff	10,953	10,906
Luminis	6,951	6,296
Seneca Evercore	1,025	904
Total	$36,727	$36,876

ABS
The Company has an investment accounted for under the equity method of accounting in ABS. At June 30, 2024, the Company's ownership interest in ABS was 26%. This investment resulted in earnings of $1,029 and $2,031 for the three and six months ended June 30, 2024, respectively, and $1,064 and $2,070 for the three and six months ended June 30, 2023, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
In July 2024, the Company sold the remaining portion of its interest in ABS for $18,113.
Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At June 30, 2024, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $681 and $1,316 for the three and six months ended June 30, 2024, respectively, and $335 and $726 for the three and six months ended June 30, 2023, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Luminis
The Company has an investment accounted for under the equity method of accounting in Luminis. At June 30, 2024, the Company's ownership interest in Luminis was 20%. This investment resulted in earnings of $137 and $705 for the three and six

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
months ended June 30, 2024, respectively, and $135 and $297 for the three and six months ended June 30, 2023, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At June 30, 2024, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings (losses) of $10 and $130 for the three and six months ended June 30, 2024, respectively, and $8 and ($83) for the three and six months ended June 30, 2023, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 for each of the three months ended June 30, 2024 and 2023 and $158 for each of the six months ended June 30, 2024 and 2023.
The Company assesses each of its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Investments in Private Equity
Private Equity Funds
The Company's investments related to private equity partnerships and associated entities include investments in Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III"), Glisco Capital Partners IV ("Glisco IV"), Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV") and Trilantic Capital Partners V, L.P. ("Trilantic V"). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of unrealized gains and losses occurring from changes in fair value, as well as its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
A summary of the Company's investments in the private equity funds as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Glisco II, Glisco III and Glisco IV	$4,070	$4,141
Trilantic IV and Trilantic V	1,753	1,766
Total Private Equity Funds	$5,823	$5,907
Net realized and unrealized gains (losses) on private equity fund investments were ($174) and ($101) for the three and six months ended June 30, 2024, respectively, and $318 and $640 for the three and six months ended June 30, 2023, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2024, $60 of previously distributed carried interest received from the funds was subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,502 and $3,580 included

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
in its Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2024 and December 31, 2023, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of June 30, 2024 and December 31, 2023 was $5,684 and $5,762, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $632 and $636 as of June 30, 2024 and December 31, 2023, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Note 8 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $14,436 and $28,839 for the three and six months ended June 30, 2024, respectively, and $14,069 and $27,497 for the three and six months ended June 30, 2023, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $1,376 and $2,904 for the three and six months ended June 30, 2024, respectively, and $1,703 and $2,889 for the three and six months ended June 30, 2023, respectively.
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
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,823 and $5,757 as of June 30, 2024 and December 31, 2023, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,568 and $3,042 for the three and six months ended June 30, 2024, respectively, and $1,335 and $2,785 for the three and six months ended June 30, 2023, respectively.
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
The Company incurred net operating cash outflows of $21,632 and $27,953 for the six months ended June 30, 2024 and 2023, respectively, related to its operating leases, which was net of cash received from lease incentives of $1,684 and $621 for the six months ended June 30, 2024 and 2023, respectively.
Other information as it relates to the Company's operating leases is as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$1,073	$137,722	$1,944	$157,629

			June 30, 2024	June 30, 2023
Weighted-average remaining lease term - operating leases			10.4 years	11.0 years
Weighted-average discount rate - operating leases			4.59%	4.44%
As of June 30, 2024, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2024 (July 1 through December 31)	$24,460
2025	67,226
2026	64,505
2027	50,409
2028	48,647
Thereafter	337,862
Total lease payments	593,109
Less: Tenant Improvement Allowances	(6,414)
Less: Imputed Interest	(125,453)
Present value of lease liabilities	461,242
Less: Current lease liabilities	(38,065)
Long-term lease liabilities	$423,177
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York and lease agreements at certain other locations, the Company has entered into certain lease agreements, primarily for office space, which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence by the end of 2025 and will have lease terms of 3 to 11 years once they have commenced. The additional future payments under these arrangements are $141,824 as of June 30, 2024.
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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$473,006	$—	$—	$473,006
Other Debt and Equity Securities(1)	316,194	—	—	316,194
Investment Funds	164,953	—	—	164,953
Total Assets Measured At Fair Value	$954,153	$—	$—	$954,153

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$476,778	$—	$—	$476,778
Other Debt and Equity Securities(1)	753,247	—	—	753,247
Investment Funds	160,559	—	—	160,559
Other	—	1,585	—	1,585
Total Assets Measured At Fair Value	$1,390,584	$1,585	$—	$1,392,169
(1)Includes $9,686 and $8,557 of treasury bills classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		June 30, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$621,933	$621,933	$—	$—	$621,933
Certificates of Deposit	115,316	—	115,316	—	115,316
Receivables(1)	448,240	—	445,358	—	445,358
Contract Assets(2)	64,236	—	64,003	—	64,003
Closely-held Equity Securities	632	—	—	632	632
Financial Liabilities:
Accounts Payable and Accrued Expenses	$35,528	$—	$35,528	$—	$35,528
Payable to Employees and Related Parties	65,116	—	65,116	—	65,116
Notes Payable	373,941	—	354,173	—	354,173

		December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$588,321	$588,321	$—	$—	$588,321
Certificates of Deposit	54,856	—	54,856	—	54,856
Receivables(1)	465,295	—	461,682	—	461,682
Contract Assets(2)	91,246	—	90,876	—	90,876
Closely-held Equity Securities	636	—	—	636	636
Financial Liabilities:
Accounts Payable and Accrued Expenses	$25,989	$—	$25,989	$—	$25,989
Payable to Employees and Related Parties	45,838	—	45,838	—	45,838
Notes Payable	373,885	—	360,252	—	360,252
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio (for the 2016 Private Placement Notes only), and customary events of default. As of June 30, 2024, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of June 30, 2024 and December 31, 2023:

			Carrying Value(1)
Note	Maturity Date	Effective Annual Interest Rate	June 30, 2024	December 31, 2023
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$47,872	$47,838
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,919	16,910
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,582	74,546
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,612	59,589
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,715	39,703
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	31,391	31,597
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,908	37,867
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	65,942	65,835
Total			$373,941	$373,885
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 11 – Evercore Inc. Stockholders' Equity
Dividends – On July 23, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.80 per share to the holders of record of shares of Class A common stock ("Class A Shares") as of August 30, 2024, which will be paid on September 13, 2024. During the three and six months ended June 30, 2024, the Company declared and paid dividends of $0.80 and $1.56 per share, respectively, totaling $30,638 and $59,947, respectively, and accrued deferred cash dividends on unvested restricted stock units ("RSUs") totaling $4,002 and $8,030, respectively. The Company also paid deferred cash dividends of $271 and $14,198 during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company declared and paid dividends of $0.76 and $1.48 per share, respectively, totaling $28,938 and $56,610, respectively, and accrued deferred cash dividends on unvested RSUs totaling $4,454 and $8,659, respectively. The Company also paid deferred cash dividends of $148 and $13,669 during the three and six months ended June 30, 2023, respectively.
Treasury Stock – During the three months ended June 30, 2024, the Company purchased 22 Class A Shares from employees at an average cost per share of $189.97, primarily for the net settlement of stock-based compensation awards, and

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
268 Class A Shares at an average cost per share of $186.36 pursuant to the Company's share repurchase program. The aggregate 290 Class A Shares were purchased at an average cost per share of $186.63 and the result of these purchases was an increase in Treasury Stock of $54,188 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2024.
During the six months ended June 30, 2024, the Company purchased 956 Class A Shares from employees at an average cost per share of $176.67, primarily for the net settlement of stock-based compensation awards, and 822 Class A Shares at an average cost per share of $180.87 pursuant to the Company's share repurchase program. The aggregate 1,778 Class A Shares were purchased at an average cost per share of $178.61 and the result of these purchases was an increase in Treasury Stock of $317,485 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2024.
LP Units – During the three and six months ended June 30, 2024, 35 and 125 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares, resulting in an increase to Class A Common Stock of $1 for the six months ended June 30, 2024, and an increase to Additional Paid-In Capital of $2,507 and $8,652 for the three and six months ended June 30, 2024, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2024. See Note 12 for further information.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2024, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,306) and ($25,195), respectively.
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
Noncontrolling ownership interests for the Company's subsidiaries were as follows:

	As of June 30,
	2024	2023
Evercore LP	6%	7%
Evercore Wealth Management ("EWM")	26%	26%
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
Changes in Noncontrolling Interest for the three and six months ended June 30, 2024 and 2023 were as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$203,454	$193,278	$205,556	$189,607

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	7,975	4,956	15,406	13,819
Other Comprehensive Income (Loss)	(66)	498	(365)	714
Total Comprehensive Income	7,909	5,454	15,041	14,533

Evercore LP Units Exchanged for Class A Shares	(2,507)	(1,296)	(8,653)	(2,774)

Amortization and Vesting of LP Units and EWM Class A Units	9,479	6,175	15,829	12,635

Other Items:
Distributions to Noncontrolling Interests	(6,535)	(5,261)	(15,973)	(15,651)
Issuance of Noncontrolling Interest	282	733	282	733
Purchase of Noncontrolling Interest	(67)	(158)	(67)	(158)
Total Other Items	(6,320)	(4,686)	(15,758)	(15,076)

Ending balance	$212,015	$198,925	$212,015	$198,925
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of $2 and ($4) for the three and six months ended June 30, 2024, respectively, and ($283) for the six months ended June 30, 2023, and foreign currency translation adjustment gains (losses), net, of ($68) and ($361) for the three and six months ended June 30, 2024, respectively, and $498 and $997 for the three and six months ended June 30, 2023, respectively.
LP Units Exchanged – During the three and six months ended June 30, 2024, 35 and 125 LP Units, respectively, were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $2,507 and $8,653 for the three and six months ended June 30, 2024, respectively, an increase to Class A Common Stock of $1 for the six months ended June 30, 2024, and an increase to Additional Paid-In Capital of $2,507 and $8,652 for the three and six months ended June 30, 2024, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2024. See Note 11 for further information.
EWM Class A Units – During the second quarter of 2024, the Company granted 297 EWM Class A Units, which generally vest ratably over three years. Compensation expense related to the EWM Class A Units was $457 for the three and six months ended June 30, 2024.
Interests Purchased – During the second quarter of 2024, the Company purchased, at fair value, an additional 0.3% of the EWM Class A Units for $1,036. This purchase resulted in a decrease to Noncontrolling Interest of $67 and a decrease to Additional Paid-In Capital of $969 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2024.
During the second quarter of 2023, the Company purchased, at fair value, an additional 0.7% of the EWM Class A Units for $2,002. This purchase resulted in a decrease to Noncontrolling Interest of $158 and a decrease to Additional-Paid-In-Capital of $1,844 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2023.
On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the Real Estate Capital Advisory ("RECA") business for $54,297. Consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash in 2022, and contingent cash consideration which was settled during 2023 and the first quarter of 2024. The Company paid contingent cash consideration of $715 during the six

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
months ended June 30, 2023 and $2,023 during the six months ended June 30, 2024, representing the final payment under this arrangement. The fair value of the remaining contingent consideration was $2,023 as of December 31, 2023, which is included within Payable to Employees and Related Parties on the Company's Unaudited Condensed Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid was dependent on the RECA business achieving certain revenue performance targets. The decline in the fair value of contingent consideration reduced Other Operating Expenses by $2,545 and $2,459 for the three and six months ended June 30, 2023, respectively, on the Unaudited Condensed Consolidated Statements of Operations. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, the Company also issued payments in the first quarter of 2023 and 2024, contingent on continued employment with the Company. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments were also dependent on the RECA business achieving certain revenue performance targets.
Note 13 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and six months ended June 30, 2024 and 2023 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$73,758	$37,205	$159,451	$120,583
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,502	38,211	38,470	38,360
Basic net income per share attributable to Evercore Inc. common shareholders	$1.92	$0.97	$4.14	$3.14
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$73,758	$37,205	$159,451	$120,583
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$73,758	$37,205	$159,451	$120,583
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,502	38,211	38,470	38,360
Assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	2,180	1,029	2,333	1,419
Shares that are contingently issuable(3)	175	48	166	84
Diluted weighted average Class A Shares outstanding	40,857	39,288	40,969	39,863
Diluted net income per share attributable to Evercore Inc. common shareholders	$1.81	$0.95	$3.89	$3.02
(1)The Company has outstanding Class A, E, I and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and six months ended June 30, 2024 and 2023, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,557 and 2,583 for the three and six months ended June 30, 2024, respectively, and 2,815 and 2,785 for the three and six months ended June 30, 2023, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $5,014 and $11,226 for the three and six months ended June 30, 2024, respectively, and $2,918 and $9,905 for the three and six months ended June 30, 2023, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(2)During the three and six months ended June 30, 2023, certain shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method, were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The shares that would have been included in the treasury stock method calculation if the effect would have been dilutive were 3,080 and 1,775 for the three and six months ended June 30, 2023, respectively.
(3)The Company has outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. The Company also has certain outstanding RSUs which vest contingent upon certain performance thresholds being achieved. See Note 14 for further information. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, these units are included in diluted weighted average Class A Shares outstanding, as calculated using the Treasury Stock Method, as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period.
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
•In June 2024, the Company awarded 328 Class K-P Units. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through April 1, 2029. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. These Class K-P Units may convert into 328 Class K LP Units contingent upon the achievement of certain market conditions and continued service, while additional units may be received upon conversion based on the level of defined benchmark results achieved.
The Company determined the grant date fair value of these awards probable to vest as of June 30, 2024 to be $257,320, related to 1,742 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $8,976 and $15,255 for the three and six months ended June 30, 2024, respectively, and $6,127 and $12,534 for the three and six months ended June 30, 2023, respectively.
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
Stock Incentive Plan
During 2022, the Company's stockholders approved the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Second Amended 2016 Plan"), which amended the Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. During the second quarter of 2024, the Company's stockholders approved the Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Third Amended 2016 Plan"), which amended the Second Amended 2016 Plan. The Third Amended 2016 Plan, among other things, authorizes the grant of an additional 6,000 of the Company's Class A Shares. The Third Amended 2016 Plan permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Third Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Third Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Third Amended 2016 Plan was 8,815 as of June 30, 2024.
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
Equity Grants
During the six months ended June 30, 2024, pursuant to the above Stock Incentive Plans, the Company granted employees 1,665 RSUs that are Service-based Awards. Service-based Awards granted during the six months ended June 30, 2024 had grant date fair values of $148.49 to $203.06 per share, with an average value of $182.68 per share, for an aggregate fair value of $304,195, and generally vest ratably over four years. During the six months ended June 30, 2024, 2,158 Service-based Awards vested and 66 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $82,500 and $154,678 for the three and six months ended June 30, 2024, respectively, and $79,307 and $145,795 for the three and six months ended June 30, 2023, respectively.
In June 2024, the Company granted 30 RSUs which may convert into a maximum of 80 RSUs contingent and based upon the achievement of certain defined benchmark results and continued service through April 1, 2031. The grant date fair value of these awards probable to vest as of June 30, 2024 was $7,783, related to 40 RSUs which were probable of achievement, and compensation expense related to these units was $87 for the three and six months ended June 30, 2024.
Deferred Cash
Deferred Cash Compensation Program – The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and generally vests ratably over four years and requires payment upon vesting. The Company granted $143,220 of deferred cash awards pursuant to the deferred cash compensation program during the first quarter of 2024.
Compensation expense related to the Company's deferred cash compensation program was $44,111 and $88,105 for the three and six months ended June 30, 2024, respectively, and $42,905 and $82,667 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the Company expects to pay an aggregate of $383,885 related to the Company's deferred cash compensation program at various dates through 2028 and total compensation expense not yet recognized related to these awards was $255,756. The weighted-average period over which this compensation cost is expected to be recognized is 34 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.
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
Compensation expense related to other deferred cash awards was $2,444 and $6,470 for the three and six months ended June 30, 2024, respectively, and $2,424 and $6,752 for the three and six months ended June 30, 2023, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards to Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan", which ended on December 31, 2020) and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan, the Company distributed cash payments of $48,331 in the six months ended June 30, 2023, $3,940 in the six months ended June 30, 2022 and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the acceleration of

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
certain amounts due in the first quarter of 2022). As of June 30, 2024, the Company has accrued $148,429 pursuant to the 2021 Long-term Incentive Plan, including $49,476 within Accrued Compensation and Benefits and $98,953 within Other Long-term Liabilities, on the Unaudited Condensed Consolidated Statement of Financial Condition. Amounts due are to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to these plans of $8,796 and $19,750 for the three and six months ended June 30, 2024, respectively, and $9,616 and $22,256 for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $73,712.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years, and in certain circumstances are also subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $11,717 and $18,332 for the three and six months ended June 30, 2024, respectively, and $7,069 and $11,715 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the total compensation cost not yet recognized related to these awards was $44,052.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Beginning Balance	$2,824	$4,997
Termination Costs Incurred	6,138	2,119
Cash Benefits Paid	(4,710)	(6,743)
Non-Cash Charges	(63)	(37)
Ending Balance	$4,189	$336
In addition to the above Termination Costs incurred, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $1,658 and $3,493 for the three and six months ended June 30, 2024, respectively, (related to 32 RSUs) and $1,694 and $2,258 for the three and six months ended June 30, 2023, respectively, (related to 20 RSUs) recorded in Employee Compensation and Benefits, within the Investment Banking & Equities segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Private Equity – As of June 30, 2024, the Company had unfunded commitments for capital contributions of $2,584 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – Evercore Partners Services East L.L.C. ("East") entered into a revolving credit facility with PNC Bank, National Association ("PNC") as amended on June 29, 2023, in an aggregate principal amount of up to $30,000 (the "Existing PNC Facility") to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of June 30, 2024. The interest rate provisions are Daily SOFR plus 161 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at June 30, 2024.
East entered into an additional revolving credit facility with PNC, as amended on June 29, 2023, in an aggregate principal amount of up to $55,000 to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of June 30, 2024. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at June 30, 2024.
EGL entered into a subordinated revolving credit facility with PNC, as amended on November 6, 2023, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 28, 2025. There were no drawings under this facility at June 30, 2024.
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
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30,
	2024	2023
Cash and Cash Equivalents	$631,619	$520,631
Restricted Cash included in Other Assets	8,839	8,843
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$640,458	$529,474
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Self-Funded Medical Insurance Program – Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported claims is $3,067 and $3,165 as of June 30, 2024 and December 31, 2023, respectively, which is included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
Foreign Exchange – Periodically, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. The Company entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30,000 British Pounds sterling for $36,903, which settled during the third quarter of 2023, and resulted in a loss of $303. Upon settlement, the Company entered into a new foreign currency exchange forward contract to buy 30,000 British Pounds sterling for $36,675, which settled during the first quarter of 2024, and resulted in a loss of $347 for the six months ended June 30, 2024. The contract was recorded at its fair value of $1,585 as of December 31, 2023, and is included within Other Current Assets on the Unaudited Condensed Consolidated Statement of Financial Condition.

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
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of June 30, 2024 and December 31, 2023 was $546,709 and $405,318, respectively, which exceeded the minimum net capital requirement by $546,459 and $405,068, respectively.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of June 30, 2024.
Evercore U.K., our U.K. Advisory affiliate, and Evercore ISI U.K., our U.K. Equities affiliate, are regulated by the Financial Conduct Authority. The aggregate regulatory net capital of these affiliates as of June 30, 2024 and December 31, 2023 was $232,618 and $184,981, respectively, which exceeded the minimum requirement by $147,032 and $98,805, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2024.
Note 17 – Income Taxes
The Company's Provision for Income Taxes was $28,367 and $21,688 for the three and six months ended June 30, 2024, respectively, and $17,097 and $33,228 for the three and six months ended June 30, 2023, respectively. The effective tax rate was 25.8% and 11.0% for the three and six months ended June 30, 2024, respectively, and 28.9% and 19.8% for the three and six months ended June 30, 2023, respectively. The effective tax rate reflects the recognition of net excess tax benefits associated with appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $30,930 and $13,809 for the six months ended June 30, 2024 and 2023, respectively, which resulted in a reduction in the effective tax rate of 15.7 and 8.2 percentage points for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate for 2024 and 2023 also reflects the effect of certain nondeductible expenses, including expenses related to Class K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
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
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and six months ended June 30, 2024 and 2023, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
The Company recorded an increase in deferred tax assets of $13 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $1,557 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2024. The Company recorded an increase in deferred tax assets of $1,023 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $3,741 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2023.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2024, there were $359 of unrecognized tax benefits that, if recognized, $292 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $19 and $1, respectively, during the three months ended June 30, 2024.
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
The Company's segment information for the three and six months ended June 30, 2024 and 2023 is prepared using the following methodology:
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
Other Expenses for the six months ended June 30, 2023 include Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of the Company's operations in Mexico.
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and six months ended June 30, 2024 and 2023, respectively.
The following information presents each segment's contribution.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Banking & Equities
Net Revenues(1)	$670,010	$482,246	$1,231,738	$1,037,057
Operating Expenses	566,368	428,344	1,049,206	877,424
Other Expenses	—	—	—	2,921
Operating Income	103,642	53,902	182,532	156,712
Income from Equity Method Investments	147	143	835	214
Pre-Tax Income	$103,789	$54,045	$183,367	$156,926
Identifiable Segment Assets	$3,176,797	$2,900,384	$3,176,797	$2,900,384
Investment Management
Net Revenues(1)	$19,214	$17,173	$38,301	$34,505
Operating Expenses	14,613	13,359	28,470	26,597
Operating Income	4,601	3,814	9,831	7,908
Income from Equity Method Investments	1,710	1,399	3,347	2,796
Pre-Tax Income	$6,311	$5,213	$13,178	$10,704
Identifiable Segment Assets	$139,201	$151,060	$139,201	$151,060
Total
Net Revenues(1)	$689,224	$499,419	$1,270,039	$1,071,562
Operating Expenses	580,981	441,703	1,077,676	904,021
Other Expenses	—	—	—	2,921
Operating Income	108,243	57,716	192,363	164,620
Income from Equity Method Investments	1,857	1,542	4,182	3,010
Pre-Tax Income	$110,100	$59,258	$196,545	$167,630
Identifiable Segment Assets	$3,315,998	$3,051,444	$3,315,998	$3,051,444

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Banking & Equities(A)	$17,581	$19,442	$45,698	$40,743
Investment Management	14	598	402	1,972
Total Other Revenue, net	$17,595	$20,040	$46,100	$42,715
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable and lines of credit of $4,189 and $8,377 for the three and six months ended June 30, 2024, respectively, and $4,181 and $8,352 for the three and six months ended June 30, 2023, respectively.
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Revenues:(1)
United States	$534,510	$344,238	$989,746	$739,426
Europe and Other	136,755	127,545	233,683	280,072
Latin America	364	7,596	510	9,349
Total	$671,629	$479,379	$1,223,939	$1,028,847
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
The Company's total assets are located in the following geographical areas:

	June 30, 2024	December 31, 2023
Total Assets:
United States	$2,888,834	$3,146,756
Europe and Other	427,164	556,542
Total	$3,315,998	$3,703,298

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
From time to time, we also grant incentive awards to certain individuals which include both performance and service-based vesting requirements and, in certain awards, market based requirements. These include Class K-P Units issued by Evercore LP and certain RSU awards. See Note 14 to our unaudited condensed consolidated financial statements for further information.
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
Other Expenses
Other Expenses for the six months ended June 30, 2023 include Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.
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

Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2024 and 2023. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$568,231	$374,556	52%	$998,069	$837,118	19%
Underwriting Fees	30,999	38,200	(19%)	86,534	61,083	42%
Commissions and Related Revenue	53,199	50,048	6%	101,437	98,113	3%
Asset Management and Administration Fees	19,200	16,575	16%	37,899	32,533	16%
Other Revenue, Including Interest and Investments	21,784	24,221	(10%)	54,477	51,067	7%
Total Revenues	693,413	503,600	38%	1,278,416	1,079,914	18%
Interest Expense	4,189	4,181	—%	8,377	8,352	—%
Net Revenues	689,224	499,419	38%	1,270,039	1,071,562	19%
Expenses
Operating Expenses	580,981	441,703	32%	1,077,676	904,021	19%
Other Expenses	—	—	NM	—	2,921	NM
Total Expenses	580,981	441,703	32%	1,077,676	906,942	19%
Income Before Income from Equity Method Investments and Income Taxes	108,243	57,716	88%	192,363	164,620	17%
Income from Equity Method Investments	1,857	1,542	20%	4,182	3,010	39%
Income Before Income Taxes	110,100	59,258	86%	196,545	167,630	17%
Provision for Income Taxes	28,367	17,097	66%	21,688	33,228	(35%)
Net Income	81,733	42,161	94%	174,857	134,402	30%
Net Income Attributable to Noncontrolling Interest	7,975	4,956	61%	15,406	13,819	11%
Net Income Attributable to Evercore Inc.	$73,758	$37,205	98%	$159,451	$120,583	32%
Diluted Weighted Average Shares of Class A Common Stock Outstanding	40,857	39,288	4%	40,969	39,863	3%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$1.81	$0.95	91%	$3.89	$3.02	29%
As of June 30, 2024 and 2023, we employed approximately 2,330 and 2,245 people, respectively.
Three Months Ended June 30, 2024 versus June 30, 2023
Net Income Attributable to Evercore Inc. was $73.8 million for the three months ended June 30, 2024, an increase of $36.6 million, or 98%, compared to $37.2 million for the three months ended June 30, 2023. The changes in our operating results during these periods are described below.
Net Revenues were $689.2 million for the three months ended June 30, 2024, an increase of $189.8 million, or 38%, versus Net Revenues of $499.4 million for the three months ended June 30, 2023. Advisory Fees increased $193.7 million, or 52%, Underwriting Fees decreased $7.2 million, or 19%, and Commissions and Related Revenue increased $3.2 million, or 6%, compared to the three months ended June 30, 2023. Asset Management and Administration Fees increased $2.6 million, or

16%, compared to the three months ended June 30, 2023. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, decreased $2.4 million, or 10%, compared to the three months ended June 30, 2023, primarily reflecting lower gains on our investment funds portfolio, partially offset by higher interest income. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Total Operating Expenses were $581.0 million for the three months ended June 30, 2024, compared to $441.7 million for the three months ended June 30, 2023, an increase of $139.3 million, or 32%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $459.0 million for the three months ended June 30, 2024, an increase of $120.6 million, or 36%, versus expense of $338.4 million for the three months ended June 30, 2023. The increase in the amount of compensation recognized for the three months ended June 30, 2024 principally reflects a higher accrual for incentive compensation, higher base salaries and higher compensation expense related to senior new hires. Non-compensation expenses, as a component of Operating Expenses, were $122.0 million for the three months ended June 30, 2024, an increase of $18.7 million, or 18%, versus $103.3 million for the three months ended June 30, 2023. The increase was primarily driven by an increase in professional fees and travel and related expenses, largely due to higher levels of business activity and increased headcount, as well as an increase in other operating expenses. Non-Compensation expenses per employee were approximately $53.6 thousand for the three months ended June 30, 2024, versus $47.2 thousand for the three months ended June 30, 2023.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66.6% for the three months ended June 30, 2024, compared to 67.8% for the three months ended June 30, 2023.
Income from Equity Method Investments was $1.9 million for the three months ended June 30, 2024, compared to $1.5 million for the three months ended June 30, 2023, primarily reflecting higher earnings from Atalanta Sosnoff in the second quarter of 2024. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the three months ended June 30, 2024 was $28.4 million, which reflected an effective tax rate of 25.8%. The provision for income taxes for the three months ended June 30, 2023 was $17.1 million, which reflected an effective tax rate of 28.9%. The provision for income taxes for the three months ended June 30, 2024 and 2023 reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $1.4 million and $0.1 million, respectively.
Net Income Attributable to Noncontrolling Interest was $8.0 million for the three months ended June 30, 2024, compared to $5.0 million for the three months ended June 30, 2023. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income at Evercore LP during the three months ended June 30, 2024. See Note 12 to our unaudited condensed consolidated financial statements for further information.
Six Months Ended June 30, 2024 versus June 30, 2023
Net Income Attributable to Evercore Inc. was $159.5 million for the six months ended June 30, 2024, an increase of $38.9 million, or 32%, compared to $120.6 million for the six months ended June 30, 2023. The changes in our operating results during these periods are described below.
Net Revenues were $1.27 billion for the six months ended June 30, 2024, an increase of $198.5 million, or 19%, versus Net Revenues of $1.07 billion for the six months ended June 30, 2023. Advisory Fees increased $161.0 million, or 19%, Underwriting Fees increased $25.5 million, or 42%, and Commissions and Related Revenue increased $3.3 million, or 3%, compared to the six months ended June 30, 2023. Asset Management and Administration Fees increased $5.4 million, or 16%, compared to the six months ended June 30, 2023. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, increased $3.4 million, or 7%, compared to the six months ended June 30, 2023, principally reflecting higher interest income.
Total Operating Expenses were $1.08 billion for the six months ended June 30, 2024, compared to $904.0 million for the six months ended June 30, 2023, an increase of $173.7 million, or 19%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $846.6 million for the six months ended June 30, 2024, an increase of $141.4 million, or 20%, versus expense of $705.2 million for the six months ended June 30, 2023. The increase in the amount of compensation recognized for the six months ended June 30, 2024 principally reflects a higher accrual for incentive compensation, higher base salaries and higher compensation expense related to senior new hires. Non-compensation expenses, as a component of

Operating Expenses, were $231.0 million for the six months ended June 30, 2024, an increase of $32.2 million, or 16%, versus $198.8 million for the six months ended June 30, 2023. The increase was primarily driven by an increase in professional fees and travel and related expenses, largely due to higher levels of business activity and increased headcount, as well as an increase in communications and information services, principally reflecting higher license fees and research services in 2024. Non-Compensation expenses per employee were approximately $102.7 thousand for the six months ended June 30, 2024, versus $91.8 thousand for the six months ended June 30, 2023.
Other Expenses of $2.9 million for the six months ended June 30, 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66.7% for the six months ended June 30, 2024, compared to 65.8% for the six months ended June 30, 2023.
Income from Equity Method Investments was $4.2 million for the six months ended June 30, 2024, compared to $3.0 million for the six months ended June 30, 2023, reflecting higher earnings from Atalanta Sosnoff, Luminis and Seneca Evercore in 2024. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the six months ended June 30, 2024 was $21.7 million, which reflected an effective tax rate of 11.0%. The provision for income taxes for the six months ended June 30, 2023 was $33.2 million, which reflected an effective tax rate of 19.8%. The provision for income taxes for the six months ended June 30, 2024 and 2023 reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $30.9 million and $13.8 million, respectively, which resulted in a reduction in the effective tax rate of 15.7 and 8.2 percentage points for the six months ended June 30, 2024 and 2023, respectively.
Net Income Attributable to Noncontrolling Interest was $15.4 million for the six months ended June 30, 2024, compared to $13.8 million for the six months ended June 30, 2023. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income at EWM and Evercore LP during the six months ended June 30, 2024. See Note 12 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$568,231	$374,556	52%	$998,069	$837,118	19%
Underwriting Fees	30,999	38,200	(19%)	86,534	61,083	42%
Commissions and Related Revenue	53,199	50,048	6%	101,437	98,113	3%
Other Revenue, net(1)	17,581	19,442	(10%)	45,698	40,743	12%
Net Revenues	670,010	482,246	39%	1,231,738	1,037,057	19%
Expenses
Operating Expenses	566,368	428,344	32%	1,049,206	877,424	20%
Other Expenses	—	—	NM	—	2,921	NM
Total Expenses	566,368	428,344	32%	1,049,206	880,345	19%
Operating Income	103,642	53,902	92%	182,532	156,712	16%
Income from Equity Method Investments(2)	147	143	3%	835	214	290%
Pre-Tax Income	$103,789	$54,045	92%	$183,367	$156,926	17%
(1)Includes interest expense on Notes Payable and lines of credit of $4.2 million and $8.4 million for each of the three and six months ended June 30, 2024 and 2023, respectively.
(2)Equity in Luminis and Seneca Evercore is classified within Income from Equity Method Investments.

For the three months ended June 30, 2024, the dollar value of North American announced and completed M&A activity increased 2% and 56%, respectively, compared to the three months ended June 30, 2023, and the dollar value of Global announced and completed M&A activity increased 1% and 23%, respectively, compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, the dollar value of North American and Global completed M&A activity over $100 million increased 66% and 30%, respectively, compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, the dollar value of North American announced and completed M&A activity increased 39% and 20%, respectively, compared to the six months ended June 30, 2023, and the dollar value of Global announced and completed M&A activity increased 20% and 1%, respectively, compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, the dollar value of North American and Global completed M&A activity over $100 million increased 25% and 4%, respectively, compared to the six months ended June 30, 2023.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Industry Statistics ($ in billions)(1)
Value of North American M&A Deals Announced	$336	$330	2%	$854	$616	39%
Value of North American M&A Deals Completed	$392	$252	56%	$674	$563	20%
Value of North American M&A Deals Completed Over $100 million	$379	$229	66%	$647	$519	25%
Value of Global M&A Deals Announced	$722	$712	1%	$1,537	$1,283	20%
Value of Global M&A Deals Completed	$632	$515	23%	$1,172	$1,160	1%
Value of Global M&A Deals Completed Over $100 million	$586	$452	30%	$1,078	$1,033	4%
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(2)	244	236	3%	381	360	6%
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(2)	95	77	23%	186	155	20%
Total Number of Underwriting Transactions(2)	17	15	13%	36	29	24%
Total Number of Underwriting Transactions as a Bookrunner(2)	14	14	—%	30	26	15%
(1) Source: Refinitiv July 8, 2024
(2) Includes Equity and Debt Underwriting Transactions.
Investment Banking & Equities Results of Operations
Three Months Ended June 30, 2024 versus June 30, 2023
Net Revenues were $670.0 million for the three months ended June 30, 2024, compared to $482.2 million for the three months ended June 30, 2023, an increase of $187.8 million, or 39%. The increase in revenues for the three months ended June 30, 2024 was primarily driven by an increase of $193.7 million, or 52%, in Advisory Fees, reflecting an increase in revenue earned from large transactions and an increase in the number of advisory fees earned during the second quarter of 2024. Underwriting Fees decreased $7.2 million, or 19%, compared to the three months ended June 30, 2023, reflecting a decrease in the dollar amount of transactions we participated in during the second quarter of 2024. Commissions and Related Revenue increased $3.2 million, or 6%, compared to the three months ended June 30, 2023, primarily reflecting higher subscription fees and trading commissions. Other Revenue, net, decreased $1.9 million, or 10%, compared to the three months ended June 30, 2023, primarily reflecting lower gains on our investment funds portfolio, partially offset by higher interest income. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $566.4 million for the three months ended June 30, 2024, compared to $428.3 million for the three months ended June 30, 2023, an increase of $138.0 million, or 32%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $448.1 million for the three months ended June 30, 2024, compared to $328.5 million for the three months ended June 30, 2023, an increase of $119.6 million, or 36%. The increase in the amount of compensation recognized for the three months ended June 30, 2024 principally reflects a higher accrual for incentive compensation, higher base salaries and higher compensation expense related to senior new hires. Non-compensation expenses, as a component of Operating Expenses, were $118.3 million for the three months ended June 30, 2024, compared to $99.8 million for the three months ended June 30, 2023, an increase of $18.5 million, or 19%. Non-compensation operating expenses increased from the prior year period, primarily driven by an increase in professional fees and travel and related expenses, largely due to higher levels of business activity and increased headcount, as well as an increase in other operating expenses.

Six Months Ended June 30, 2024 versus June 30, 2023
Net Revenues were $1.23 billion for the six months ended June 30, 2024, compared to $1.04 billion for the six months ended June 30, 2023, an increase of $194.7 million, or 19%. The increase in revenues for the six months ended June 30, 2024 was primarily driven by an increase of $161.0 million, or 19%, in Advisory Fees, reflecting an increase in revenue earned from large transactions and an increase in the number of advisory fees earned during 2024. Underwriting Fees increased $25.5 million, or 42%, compared to the six months ended June 30, 2023, reflecting an increase in the number of transactions we participated in during 2024. Commissions and Related Revenue increased $3.3 million, or 3%, compared to the six months ended June 30, 2023, primarily reflecting higher subscription fees and trading commissions. Other Revenue, net, increased $5.0 million, or 12%, compared to the six months ended June 30, 2023, principally reflecting higher interest income.
Operating Expenses were $1.05 billion for the six months ended June 30, 2024, compared to $877.4 million for the six months ended June 30, 2023, an increase of $171.8 million, or 20%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $825.4 million for the six months ended June 30, 2024, compared to $685.5 million for the six months ended June 30, 2023, an increase of $139.9 million, or 20%. The increase in the amount of compensation recognized for the six months ended June 30, 2024 principally reflects a higher accrual for incentive compensation, higher base salaries and higher compensation expense related to senior new hires. Non-compensation expenses, as a component of Operating Expenses, were $223.9 million for the six months ended June 30, 2024, compared to $191.9 million for the six months ended June 30, 2023, an increase of $32.0 million, or 17%. Non-compensation operating expenses increased from the prior year period, primarily driven by an increase in professional fees and travel and related expenses, largely due to higher levels of business activity and increased headcount, as well as an increase in communications and information services, principally reflecting higher license fees and research services in 2024.
Other Expenses of $2.9 million for the six months ended June 30, 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$19,200	$16,575	16%	$37,899	$32,533	16%
Other Revenue, net	14	598	(98%)	402	1,972	(80%)
Net Revenues	19,214	17,173	12%	38,301	34,505	11%
Expenses
Operating Expenses	14,613	13,359	9%	28,470	26,597	7%
Total Expenses	14,613	13,359	9%	28,470	26,597	7%
Operating Income	4,601	3,814	21%	9,831	7,908	24%
Income from Equity Method Investments(1)	1,710	1,399	22%	3,347	2,796	20%
Pre-Tax Income	$6,311	$5,213	21%	$13,178	$10,704	23%
(1)Equity in ABS and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV (together the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV and Trilantic V. In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of June 30, 2024, $0.1 million of previously distributed carried interest received from the funds was subject to repayment.
•We also hold interests in ABS and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments. In July 2024, we sold the remaining portion of our interest in ABS. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Assets Under Management
AUM in our Wealth Management business of $13.2 billion at June 30, 2024 increased $0.9 billion, or 7%, compared to $12.3 billion at December 31, 2023. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 77% and 76% of Level 1 investments, 19% and 20% of Level 2 investments and 4% and 4% of Level 3 investments as of June 30, 2024 and December 31, 2023, respectively.
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
The following table summarizes AUM activity for Wealth Management for the six months ended June 30, 2024:

(dollars in millions)
Balance at December 31, 2023	$12,272
Inflows	705
Outflows	(583)
Market Appreciation	766
Balance at June 30, 2024	$13,160

Unconsolidated Affiliates - Balance at June 30, 2024:
Atalanta Sosnoff	$8,294
ABS	$7,325
The following table represents the composition of AUM for Wealth Management as of June 30, 2024:

Equities	66%
Fixed Income	19%
Liquidity(1)	10%
Alternatives	5%
Total	100%
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
For the six months ended June 30, 2024, AUM for Wealth Management increased 7%, reflecting a 6% increase due to market appreciation and a 1% increase due to flows. Performance for the six months ended June 30, 2024 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 6% and 3%, respectively
•Wealth Management outperformed the fixed income composite on a 1 and 3-year basis by approximately 1% and 0.4%, respectively
•The S&P 500 was up approximately 15% and the fixed income composite was down approximately 2%
AUM from our unconsolidated affiliates increased 9% compared to December 31, 2023, reflecting increases in both Atalanta Sosnoff and ABS.

Three Months Ended June 30, 2024 versus June 30, 2023
Net Revenues were $19.2 million for the three months ended June 30, 2024, compared to $17.2 million for the three months ended June 30, 2023, an increase of $2.0 million, or 12%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $2.6 million, or 16%, for the three months ended June 30, 2024, as associated AUM increased 15%, primarily from market appreciation.
Operating Expenses were $14.6 million for the three months ended June 30, 2024, compared to $13.4 million for the three months ended June 30, 2023, an increase of $1.3 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $10.9 million for the three months ended June 30, 2024, compared to $9.9 million for the three months ended June 30, 2023, an increase of $1.0 million, or 10%. Non-Compensation expenses, as a component of Operating Expenses, were $3.7 million for the three months ended June 30, 2024, compared to $3.5 million for the three months ended June 30, 2023, an increase of $0.2 million, or 6%.
Income from Equity Method Investments increased 22% from the three months ended June 30, 2023, driven by higher income earned by Atalanta Sosnoff in the second quarter of 2024. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Six Months Ended June 30, 2024 versus June 30, 2023
Net Revenues were $38.3 million for the six months ended June 30, 2024, compared to $34.5 million for the six months ended June 30, 2023, an increase of $3.8 million, or 11%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $5.4 million, or 16%, for the six months ended June 30, 2024, as associated AUM increased 15%, primarily from market appreciation.
Operating Expenses were $28.5 million for the six months ended June 30, 2024, compared to $26.6 million for the six months ended June 30, 2023, an increase of $1.9 million, or 7%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $21.3 million for the six months ended June 30, 2024, compared to $19.7 million for the six months ended June 30, 2023, an increase of $1.6 million, or 8%. Non-Compensation expenses, as a component of Operating Expenses, were $7.2 million for the six months ended June 30, 2024, compared to $6.9 million for the six months ended June 30, 2023, an increase of $0.3 million, or 4%.
Income from Equity Method Investments increased 20% from the six months ended June 30, 2023, driven by higher income earned by Atalanta Sosnoff in 2024. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of fees and the payment of operating expenses, including incentive compensation to our employees and interest expense on our Notes Payable and lines of credit, and the payment of income taxes. Advisory and Underwriting fees are generally collected within 90 days of invoice. Placement fees are generally collected within 180 days of invoice and a portion of certain fees primarily related to private funds capital raising and the private capital businesses may be collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management business are generally invoiced and collected within 90 days. We traditionally pay a substantial portion of incentive compensation during the first three months of each calendar year with respect to the prior year's results and prior years' deferred compensation. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are generally funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to invest our cash in highly liquid securities or bank certificates of deposit, deploy capital to fund investments and acquisitions, raise capital through the issuance of stock or debt, repurchase of outstanding Class A Shares (including for the net settlement of RSUs), and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends and other periodic distributions to our stakeholders. We generally make dividend payments and other distributions on a quarterly basis. If required, we may periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Six Months Ended June 30,
	2024	2023

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$174,857	$134,402
Non-cash charges	289,161	273,495
Other operating activities	(396,751)	(613,446)
Operating activities	67,267	(205,549)
Investing activities	383,778	480,373
Financing activities	(410,987)	(433,461)
Effect of exchange rate changes	(5,084)	15,988
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	34,974	(142,649)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	605,484	672,123
End of Period	$640,458	$529,474
Six Months Ended June 30, 2024. Cash, Cash Equivalents and Restricted Cash were $640.5 million at June 30, 2024, an increase of $35.0 million versus Cash, Cash Equivalents and Restricted Cash of $605.5 million at December 31, 2023. Operating activities resulted in a net inflow of $67.3 million, primarily related to earnings, partially offset by the payment of 2023 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2024. Cash of $383.8 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities, partially offset by net purchases of certificates of deposit and purchases of equipment and leasehold improvements. Financing activities during the period used cash of $411.0 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, the payment of dividends and distributions made to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
Six Months Ended June 30, 2023. Cash, Cash Equivalents and Restricted Cash were $529.5 million at June 30, 2023, a decrease of $142.6 million versus Cash, Cash Equivalents and Restricted Cash of $672.1 million at December 31, 2022. Operating activities resulted in a net outflow of $205.5 million, primarily related to the payment of 2022 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2023, partially offset by earnings. Cash of $480.4 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities and certificates of deposit, partially offset by purchases of equipment and leasehold improvements. Financing activities during the period used cash of $433.5 million, primarily for purchases of treasury stock (including for net settlement of RSUs) and noncontrolling interests, and dividends and distributions to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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
On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2024, we repurchased 821,788 Class A Shares, at an average cost per share of $180.87, for $148.6 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2024, we repurchased 955,744 Class A Shares, at an average cost per share of $176.67, for $168.9 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,777,532 Class A Shares repurchased during the six months ended June 30, 2024 were acquired for aggregate purchase consideration of $317.5 million, at an average cost per share of $178.61.
Noncontrolling Interest Purchases
During the second quarter of 2024, we purchased, at fair value, an additional 0.3% of the EWM Class A Units for $1.0 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.1 million and a decrease to Additional-Paid-In-Capital of $1.0 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2024.
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio (for the 2016 Private Placement Notes only), and customary events of default. As of June 30, 2024, we were in compliance with all of these covenants.
Lines of Credit
East entered into a revolving credit facility with PNC, as amended on June 29, 2023, in an aggregate principal amount of up to $30.0 million to be used for working capital and other corporate activities. This facility is secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of June 30, 2024. The interest rate provisions are Daily SOFR plus 161 basis points and the maturity date is October 27, 2024. There were no drawings under this facility at June 30, 2024.
East entered into an additional revolving credit facility with PNC, as amended on June 29, 2023, in an aggregate principal amount of up to $55.0 million to be used for working capital and other corporate activities. This facility is unsecured. In addition, the agreement contains certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of June 30, 2024. Drawings under this facility bear interest at Daily SOFR plus 191 basis points and the maturity date is October 27, 2024. East is only permitted to borrow under this facility if there is no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at June 30, 2024.
EGL entered into a subordinated revolving credit facility with PNC, as amended on November 6, 2023, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 191 basis points and the maturity date is October 28, 2025. There were no drawings under this facility at June 30, 2024.
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
Pursuant to deferred compensation and deferred consideration arrangements, we expect to make cash payments in future periods, including related to our Long-term Incentive Plans, Deferred Cash Compensation Program and other deferred compensation arrangements. Further, we make investments to hedge the economic risk of amounts due under our Deferred

Cash Compensation Program. For further information, including timing of payments, see Notes 6 and 14 to our unaudited condensed consolidated financial statements.
Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 16 to our unaudited condensed consolidated financial statements.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.6 million as of June 30, 2024 and December 31, 2023. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. We expect to fund these commitments with cash flows from operations. See Note 15 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
As of June 30, 2024, our current and former Senior Managing Directors owned an aggregate of approximately 1.6 million vested Class A LP Units, 0.3 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.2 million vested Class K LP Units. In addition, 1.1 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of June 30, 2024. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2024 included $631.6 million of Cash and Cash Equivalents and $1.06 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of June 30, 2024, the fair value of our investments with these products, based on closing prices, was $165.2 million. We had net realized and unrealized gains of $6.2 million and $21.1 million for the three and six months ended June 30, 2024, respectively, from our exchange-traded funds portfolio. See Note 6 to our unaudited condensed consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $16.5 million, $33.0 million and $49.6 million, respectively, for the three months ended June 30, 2024.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.7 million for the three months ended June 30, 2024.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2024, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was a loss of $4.3 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Periodically, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. We entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30.0 million British Pounds sterling for $36.9 million, which settled during the third quarter of 2023, and resulted in a loss of $0.3 million. Upon settlement, we entered into a new foreign currency exchange forward contract to buy 30.0 million British Pounds sterling for $36.7 million, which settled during the first quarter of 2024, and resulted in a loss of $0.3 million for the six months ended June 30, 2024. The contract was recorded at its fair value of $1.6 million as of December 31, 2023, and was included within Other Current Assets on our Unaudited Condensed Consolidated Statement of Financial Condition.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables primarily from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of $1.0 million and $5.3 million for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024 and December 31, 2023, total receivables recorded in Accounts Receivable amounted to $361.1 million and $371.6 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $87.1 million and $93.7 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of June 30, 2024, total contract assets recorded in Other Current Assets and Other Assets amounted to $61.3 million and $2.9 million, respectively. As of December 31, 2023, total contract assets recorded in Other Current Assets and Other Assets amounted to $85.4 million and $5.8 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills and notes, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2024, we had Investment Securities of $944.5 million, of which 83% were treasury bills and notes.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2024	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	9,470	$165.25	—	5,575,169
February 1 to February 29	1,473,367	177.09	553,588	5,021,581
March 1 to March 31	4,352	187.12	—	5,021,581
Total January 1 to March 31	1,487,189	$177.04	553,588	5,021,581

April 1 to April 30	137,713	$183.99	135,910	4,885,671
May 1 to May 31	147,667	188.63	132,290	4,753,381
June 1 to June 30	4,963	200.71	—	4,753,381
Total April 1 to June 30	290,343	$186.63	268,200	4,753,381

Total January 1 to June 30	1,777,532	$178.61	821,788	4,753,381

(1)Includes the repurchase of 933,601 and 22,143 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2024 and June 30, 2024, respectively.
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

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: August 2, 2024

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ TIM LALONDE
Name:	Tim LaLonde
Title:	Chief Financial Officer