Form 10-Q
period 2024-09-30
Evercore Inc.
filed 2024-11-06
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 23, 2024 was 38,068,746. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 23, 2024 was 45 (excluding 55 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and Cash Equivalents	$533,109	$596,878
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $583,638 and $744,178 at September 30, 2024 and December 31, 2023, respectively)	1,287,118	1,436,883
Accounts Receivable (net of allowances of $6,153 and $5,603 at September 30, 2024 and December 31, 2023, respectively)	415,494	371,606
Receivable from Employees and Related Parties	32,448	25,746
Other Current Assets	211,696	174,104
Total Current Assets	2,479,865	2,605,217
Investments	18,559	43,419
Deferred Tax Assets	276,569	265,814
Operating Lease Right-of-Use Assets	369,008	378,128
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $232,890 and $212,929 at September 30, 2024 and December 31, 2023, respectively)	136,953	137,940
Goodwill	127,614	125,493
Other Assets	158,979	147,287
Total Assets	$3,567,547	$3,703,298
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$629,289	$763,160
Accounts Payable and Accrued Expenses	35,516	25,989
Payable to Employees and Related Parties	48,923	45,838
Operating Lease Liabilities	43,348	36,259
Taxes Payable	1,922	5,424
Current Portion of Notes Payable	37,929	—
Other Current Liabilities	34,823	33,389
Total Current Liabilities	831,750	910,059
Operating Lease Liabilities	430,867	434,247
Notes Payable	337,971	373,885
Amounts Due Pursuant to Tax Receivable Agreements	57,000	52,813
Other Long-term Liabilities	130,005	149,804
Total Liabilities	1,787,593	1,920,808
Commitments and Contingencies (Note 15)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 84,587,099 and 82,114,009 issued at September 30, 2024 and December 31, 2023, respectively, and 38,043,679 and 37,773,613 outstanding at September 30, 2024 and December 31, 2023, respectively)	846	821
Class B, par value $0.01 per share (1,000,000 shares authorized, 45 and 46 issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	—	—
Additional Paid-In Capital	3,418,918	3,163,198
Accumulated Other Comprehensive Income (Loss)	(19,810)	(26,538)
Retained Earnings	2,027,982	1,892,656
Treasury Stock at Cost (46,543,420 and 44,340,396 shares at September 30, 2024 and December 31, 2023, respectively)	(3,871,089)	(3,453,203)
Total Evercore Inc. Stockholders' Equity	1,556,847	1,576,934
Noncontrolling Interest	223,107	205,556
Total Equity	1,779,954	1,782,490
Total Liabilities and Equity	$3,567,547	$3,703,298
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Investment Banking & Equities:
Advisory Fees	$592,980	$467,401	$1,591,049	$1,304,519
Underwriting Fees	44,132	30,814	130,666	91,897
Commissions and Related Revenue	54,559	48,697	155,996	146,810
Asset Management and Administration Fees	20,555	17,304	58,454	49,837
Other Revenue, Including Interest and Investments	26,194	10,188	80,671	61,255
Total Revenues	738,420	574,404	2,016,836	1,654,318
Interest Expense	4,198	4,184	12,575	12,536
Net Revenues	734,222	570,220	2,004,261	1,641,782
Expenses
Employee Compensation and Benefits	488,010	391,730	1,334,650	1,096,976
Occupancy and Equipment Rental	23,087	22,094	66,832	63,994
Professional Fees	32,313	28,390	97,820	79,992
Travel and Related Expenses	18,278	13,465	58,884	46,090
Communications and Information Services	21,242	18,435	59,995	52,006
Depreciation and Amortization	5,896	5,848	18,628	18,373
Execution, Clearing and Custody Fees	3,346	3,115	9,738	8,845
Special Charges, Including Business Realignment Costs	7,305	—	7,305	2,921
Other Operating Expenses	12,752	10,317	36,053	31,139
Total Expenses	612,229	493,394	1,689,905	1,400,336
Income Before Income from Equity Method Investments and Income Taxes	121,993	76,826	314,356	241,446
Income from Equity Method Investments	1,072	1,664	5,254	4,674
Income Before Income Taxes	123,065	78,490	319,610	246,120
Provision for Income Taxes	34,971	19,717	56,659	52,945
Net Income	88,094	58,773	262,951	193,175
Net Income Attributable to Noncontrolling Interest	9,701	6,625	25,107	20,444
Net Income Attributable to Evercore Inc.	$78,393	$52,148	$237,844	$172,731
Net Income Attributable to Evercore Inc. Common Shareholders	$78,393	$52,148	$237,844	$172,731
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,294	37,823	38,411	38,179
Diluted	42,038	40,000	41,325	39,907
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$2.05	$1.38	$6.19	$4.52
Diluted	$1.86	$1.30	$5.76	$4.33

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$88,094	$58,773	$262,951	$193,175
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(75)	21	(116)	(3,229)
Foreign Currency Translation Adjustment Gain (Loss), net	11,761	(8,301)	7,474	3,213
Other Comprehensive Income (Loss)	11,686	(8,280)	7,358	(16)
Comprehensive Income	99,780	50,493	270,309	193,159
Comprehensive Income Attributable to Noncontrolling Interest	10,696	5,878	25,737	20,411
Comprehensive Income Attributable to Evercore Inc.	$89,084	$44,615	$244,572	$172,748

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended September 30, 2024
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2024	84,435,812	$844	$3,331,726	$(30,501)	$1,984,130	(46,117,928)	$(3,770,688)	$212,015	$1,727,526
Net Income	—	—	—	—	78,393	—	—	9,701	88,094
Other Comprehensive Income	—	—	—	10,691	—	—	—	995	11,686
Treasury Stock Purchases	—	—	—	—	—	(425,492)	(100,401)	—	(100,401)
Evercore LP Units Exchanged for Class A Common Stock	92,968	1	11,308	—	—	—	—	(6,955)	4,354
Equity-based Compensation Awards	58,319	1	75,884	—	—	—	—	16,158	92,043
Dividends	—	—	—	—	(34,541)	—	—	—	(34,541)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(8,807)	(8,807)
Balance at September 30, 2024	84,587,099	$846	$3,418,918	$(19,810)	$2,027,982	(46,543,420)	$(3,871,089)	$223,107	$1,779,954

	For the Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2023	82,114,009	$821	$3,163,198	$(26,538)	$1,892,656	(44,340,396)	$(3,453,203)	$205,556	$1,782,490
Net Income	—	—	—	—	237,844	—	—	25,107	262,951
Other Comprehensive Income	—	—	—	6,728	—	—	—	630	7,358
Treasury Stock Purchases	—	—	—	—	—	(2,203,024)	(417,886)	—	(417,886)
Evercore LP Units Exchanged for Class A Common Stock	218,244	2	22,580	—	—	—	—	(15,608)	6,974
Equity-based Compensation Awards	2,254,846	23	234,109	—	—	—	—	31,987	266,119
Dividends	—	—	—	—	(102,518)	—	—	—	(102,518)
Noncontrolling Interest (Note 12)	—	—	(969)	—	—	—	—	(24,565)	(25,534)
Balance at September 30, 2024	84,587,099	$846	$3,418,918	$(19,810)	$2,027,982	(46,543,420)	$(3,871,089)	$223,107	$1,779,954

	For the Three Months Ended September 30, 2023
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2023	81,914,589	$819	$3,011,969	$(20,392)	$1,823,412	(44,028,278)	$(3,410,153)	$198,925	$1,604,580
Net Income	—	—	—	—	52,148	—	—	6,625	58,773
Other Comprehensive Income (Loss)	—	—	—	(7,533)	—	—	—	(747)	(8,280)
Treasury Stock Purchases	—	—	—	—	—	(296,525)	(40,817)	—	(40,817)
Evercore LP Units Exchanged for Class A Common Stock	37,565	1	3,629	—	—	—	—	(2,354)	1,276
Equity-based Compensation Awards	35,435	—	72,416	—	—	—	—	6,538	78,954
Dividends	—	—	—	—	(32,650)	—	—	—	(32,650)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(7,368)	(7,368)
Balance at September 30, 2023	81,987,589	$820	$3,088,014	$(27,925)	$1,842,910	(44,324,803)	$(3,450,970)	$201,619	$1,654,468

	For the Nine Months Ended September 30, 2023
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2022	79,686,375	$797	$2,861,775	$(27,942)	$1,768,098	(41,339,113)	$(3,065,917)	$189,607	$1,726,418
Net Income	—	—	—	—	172,731	—	—	20,444	193,175
Other Comprehensive Income (Loss)	—	—	—	17	—	—	—	(33)	(16)
Treasury Stock Purchases	—	—	—	—	—	(2,985,690)	(385,053)	—	(385,053)
Evercore LP Units Exchanged for Class A Common Stock	82,368	1	7,450	—	—	—	—	(5,128)	2,323
Equity-based Compensation Awards	2,218,846	22	220,633	—	—	—	—	19,173	239,828
Dividends	—	—	—	—	(97,919)	—	—	—	(97,919)
Noncontrolling Interest (Note 12)	—	—	(1,844)	—	—	—	—	(22,444)	(24,288)
Balance at September 30, 2023	81,987,589	$820	$3,088,014	$(27,925)	$1,842,910	(44,324,803)	$(3,450,970)	$201,619	$1,654,468

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net Income	$262,951	$193,175
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(30,153)	(18,160)
Equity Method Investments, Including (Gains) Losses on Sales and Redemptions	7,461	769
Equity-Based and Other Deferred Compensation	432,511	393,633
Noncash Lease Expense	31,638	31,599
Depreciation, Amortization and Accretion, net	415	7,061
Bad Debt Expense	2,133	5,007
Deferred Taxes	(1,199)	(4,613)
Decrease (Increase) in Operating Assets:
Investment Securities	24,116	8,315
Accounts Receivable	(41,705)	48,680
Receivable from Employees and Related Parties	(6,624)	(4,499)
Other Assets	(46,650)	37,931
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(329,246)	(622,834)
Accounts Payable and Accrued Expenses	8,355	2,085
Payables to Employees and Related Parties	3,372	(11,916)
Taxes Payable	(3,501)	(6,983)
Other Liabilities	(12,107)	(16,926)
Net Cash Provided by Operating Activities	301,767	42,324
Cash Flows From Investing Activities
Investments Purchased	—	(37)
Proceeds from Sale of Investments	18,113	—
Distributions of Private Equity Investments	—	72
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	2,286,413	2,894,653
Purchases of Investment Securities	(2,069,022)	(2,624,225)
Maturity of Certificates of Deposit	129,081	129,974
Purchase of Certificates of Deposit	(168,685)	(91,414)
Purchase of Furniture, Equipment and Leasehold Improvements	(16,769)	(18,558)
Net Cash Provided by Investing Activities	179,131	290,465
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	85	733
Distributions to Noncontrolling Interests	(24,633)	(23,019)
Payments Under Tax Receivable Agreement	(607)	—
Purchase of Treasury Stock and Noncontrolling Interests	(420,514)	(389,262)
Dividends	(104,982)	(99,056)
Net Cash Provided by (Used in) Financing Activities	(550,651)	(510,604)
Effect of Exchange Rate Changes on Cash	6,298	7,144
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(63,455)	(170,671)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	605,484	672,123
Cash, Cash Equivalents and Restricted Cash – End of Period	$542,029	$501,452
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$9,886	$9,889
Payments for Income Taxes	$76,434	$69,479
Accrued Dividends	$12,145	$12,717
Redemption of Luminis Interest	$7,305	$—

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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada") and Evercore Asia Limited ("Evercore Hong Kong") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong assets of $505,062 and liabilities of $195,265 at September 30, 2024 and assets of $466,588 and liabilities of $224,263 at December 31, 2023.
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
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and nine months ended September 30, 2024 and 2023:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Banking & Equities:
Advisory Fees	$592,980	$467,401	$1,591,049	$1,304,519
Underwriting Fees	44,132	30,814	130,666	91,897
Commissions and Related Revenue	54,559	48,697	155,996	146,810
Total Investment Banking & Equities	$691,671	$546,912	$1,877,711	$1,543,226

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$20,555	$17,304	$58,454	$49,837
Total Investment Management	$20,555	$17,304	$58,454	$49,837
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the nine months ended September 30, 2024 and 2023 are as follows:

	For the Nine Months Ended September 30, 2024
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)
Balance at January 1, 2024	$371,606	$93,689	$85,401	$5,845	$3,524
Increase (Decrease)	43,888	3,945	25,076	(3,170)	1,082
Balance at September 30, 2024	$415,494	$97,634	$110,477	$2,675	$4,606

	For the Nine Months Ended September 30, 2023
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)
Balance at January 1, 2023	$385,131	$64,139	$110,468	$8,028	$5,071
Increase (Decrease)	(52,138)	14,878	(67,412)	(622)	3,092
Balance at September 30, 2023	$332,993	$79,017	$43,056	$7,406	$8,163
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
The Company recognized revenue of $6,340 and $16,689 on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024, respectively, and $6,284 and $14,474 for the three and nine months ended September 30, 2023, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and nine months ended September 30, 2024 and 2023 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning Balance	$4,991	$8,712	$5,603	$4,683
Bad debt expense, net of reversals	1,162	(290)	2,133	5,007
Write-offs, foreign currency translation and other adjustments	—	(3,268)	(1,583)	(4,536)
Ending Balance	$6,153	$5,154	$6,153	$5,154
The change in the balance during the three and nine months ended September 30, 2024 is primarily related to an increase in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets primarily from the Company's private and secondary fund advisory businesses as of September 30, 2024, by year of origination:

	Amortized Carrying Value by Origination Year
	2024	2023	2022	2021	2020	Total
Long-term Accounts Receivable and Long-term Contract Assets	$40,038	$46,096	$10,403	$3,274	$498	$100,309
Note 5 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $4 and $1,738 for the three and nine months ended September 30, 2024, respectively, and $277 and $4,217 for the three and nine months ended September 30, 2023, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $30,469 and $21,186 as of September 30, 2024 and December 31, 2023, respectively. See Note 14 for further information.
Note 6 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Debt Securities	$583,742	$744,315
Equity Securities	253	375
Debt Securities Carried by EGL	431,936	476,778
Investment Funds	173,511	160,559
Total Investment Securities, at fair value	$1,189,442	$1,382,027

Certificates of Deposit, at contract value	97,676	54,856

Total Investment Securities and Certificates of Deposit	$1,287,118	$1,436,883

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
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $130 and $141 as of September 30, 2024 and December 31, 2023, respectively. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($26) and ($4) as of September 30, 2024 and December 31, 2023, respectively.
Net unrealized gains (losses) included in Other Comprehensive Income were $125 and ($32) for the three and nine months ended September 30, 2024, respectively, and $21 for the three and nine months ended September 30, 2023.
Gross realized losses included within Other Revenue, Including Interest and Investments, were ($47) for the nine months ended September 30, 2024, and ($261) for the nine months ended September 30, 2023.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $187,000 and $934,511 for the three and nine months ended September 30, 2024, respectively, and $250,000 and $1,493,992 for the three and nine months ended September 30, 2023, respectively.
Scheduled maturities of the Company's available-for-sale debt securities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$583,638	$583,742	$743,198	$743,338
Due after one year through five years	—	—	980	977
Total	$583,638	$583,742	$744,178	$744,315
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasuries and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at September 30, 2024 and has not recorded a credit allowance on these securities.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized losses of ($1) and ($122) for the three and nine months ended September 30, 2024, respectively, and ($286) and ($63) for the three and nine months ended September 30, 2023, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury bills. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains of $295 and $210 for the three and nine months ended September 30, 2024, respectively, and $129 and $147 for the three and nine months ended September 30, 2023, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $9,106 and $30,217 for the three and nine months ended September 30, 2024, respectively, (of which $8,836 and $19,515, respectively, were net unrealized gains) and ($5,541)

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
and $15,515 for the three and nine months ended September 30, 2023, respectively, (of which ($5,541) and $10,709, respectively, were net unrealized gains (losses)).
Certificates of Deposit
At September 30, 2024 and December 31, 2023, the Company held certificates of deposit of $97,676 and $54,856, respectively, with certain banks with original maturities of four months or less when purchased.
Note 7 – Investments
The Company's investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships and equity securities in private companies. The Company's investments are relatively high-risk and illiquid assets.
The Company's investments in ABS Investment Management Holdings, LP and ABS Investment Management GP LLC (collectively, "ABS") (through July 2024), Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), Luminis Partners ("Luminis") (through September 2024) and Seneca Advisors LTDA ("Seneca Evercore") are in voting interest entities. The Company's share of earnings (losses) from these investments is included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on private equity investments are included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
ABS	$—	$18,770
Atalanta Sosnoff	11,109	10,906
Luminis	—	6,296
Seneca Evercore	1,255	904
Total	$12,364	$36,876

ABS
In July 2024, the Company sold its remaining 26% ownership interest in ABS for cash of $18,113. This transaction resulted in a gain of $615 for the three and nine months ended September 30, 2024, included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statement of Operations.
This investment resulted in earnings of $2,031 for the nine months ended September 30, 2024, and $1,066 and $3,136 for the three and nine months ended September 30, 2023, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At September 30, 2024, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $865 and $2,181 for the three and nine months ended September 30, 2024, respectively, and $418 and $1,144 for the three and nine months ended September 30, 2023, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Luminis
In September 2024, the Company agreed to the redemption of its interest in Luminis, such that it will no longer have an equity interest in Luminis following the redemption. The Company will receive no consideration in respect of the redemption. As a result, the Company incurred a loss associated with the write-off of the remaining carrying value of its investment of $7,305 for the three and nine months ended September 30, 2024, included within Special Charges, Including Business Realignment Costs, on the Unaudited Condensed Consolidated Statement of Operations. This investment is subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition. Accordingly, the redemption resulted in the reclassification of $581 and $77 of cumulative foreign currency translation losses from Accumulated Other Comprehensive Income (Loss) and Noncontrolling Interest, respectively, on the Unaudited Condensed Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024.
This investment resulted in earnings of $78 and $783 for the three and nine months ended September 30, 2024, respectively, and $53 and $350 for the three and nine months ended September 30, 2023, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At September 30, 2024, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings of $129 and $259 for the three and nine months ended September 30, 2024, respectively, and $127 and $44 for the three and nine months ended September 30, 2023, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $79 for each of the three months ended September 30, 2024 and 2023 and $237 for each of the nine months ended September 30, 2024 and 2023.
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
A summary of the Company's investments in the private equity funds as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Glisco II, Glisco III and Glisco IV	$3,743	$4,141
Trilantic IV and Trilantic V	1,784	1,766
Total Private Equity Funds	$5,527	$5,907

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Net realized and unrealized gains (losses) on private equity fund investments were ($4) and ($105) for the three and nine months ended September 30, 2024, respectively, and $54 and $694 for the three and nine months ended September 30, 2023, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2024, there was no previously distributed carried interest received from the funds subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $3,147 and $3,580 included in its Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2024 and December 31, 2023, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of September 30, 2024 and December 31, 2023 was $5,330 and $5,762, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $668 and $636 as of September 30, 2024 and December 31, 2023, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Note 8 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis. The lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $15,060 and $43,899 for the three and nine months ended September 30, 2024, respectively, and $14,320 and $41,817 for the three and nine months ended September 30, 2023, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $1,662 and $4,566 for the three and nine months ended September 30, 2024, respectively, and $1,545 and $4,434 for the three and nine months ended September 30, 2023, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,855 and $5,757 as of September 30, 2024 and December 31, 2023, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,657 and $4,699 for the three and nine months ended September 30, 2024, respectively, and $1,416 and $4,201 for the three and nine months ended September 30, 2023, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company incurred net operating cash outflows of $34,150 and $37,282 for the nine months ended September 30, 2024 and 2023, respectively, related to its operating leases, which was net of cash received from lease incentives of $1,684 and $3,056 for the nine months ended September 30, 2024 and 2023, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$18,731	$24,889	$20,730	$182,504

			September 30, 2024	September 30, 2023
Weighted-average remaining lease term - operating leases			10.2 years	10.9 years
Weighted-average discount rate - operating leases			4.67%	4.54%
As of September 30, 2024, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2024 (October 1 through December 31)	$12,456
2025	69,250
2026	67,682
2027	58,258
2028	50,741
Thereafter	352,929
Total lease payments	611,316
Less: Tenant Improvement Allowances	(9,753)
Less: Imputed Interest	(127,348)
Present value of lease liabilities	474,215
Less: Current lease liabilities	(43,348)
Long-term lease liabilities	$430,867
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
In conjunction with the lease agreement to expand its headquarters at 55 East 52nd St., New York, New York and lease agreements at certain other locations, the Company has entered into certain lease agreements, primarily for office space, which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence by the end of 2025 and will have lease terms of 3 to 11 years once they have commenced. The additional future payments under these arrangements are $122,689 as of September 30, 2024.
In September 2024, the Company entered into a binding agreement affirming its intent to lease office space in London, United Kingdom. The Company anticipates signing the lease in 2026, following construction of the building, and anticipates that it will take possession of this space by the end of 2026. The lease term will end in 2041. The expected approximate additional annual expense under this lease agreement, net of certain lease incentives, is £12,000, and the expected additional future payments under this arrangement are £175,000.

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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$431,936	$—	$—	$431,936
Other Debt and Equity Securities(1)	593,698	—	—	593,698
Investment Funds	173,511	—	—	173,511
Total Assets Measured At Fair Value	$1,199,145	$—	$—	$1,199,145

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$476,778	$—	$—	$476,778
Other Debt and Equity Securities(1)	753,247	—	—	753,247
Investment Funds	160,559	—	—	160,559
Other	—	1,585	—	1,585
Total Assets Measured At Fair Value	$1,390,584	$1,585	$—	$1,392,169
(1)Includes $9,703 and $8,557 of treasury bills classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		September 30, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$523,406	$523,406	$—	$—	$523,406
Certificates of Deposit	97,676	—	97,676	—	97,676
Receivables(1)	513,128	—	510,149	—	510,149
Contract Assets(2)	113,152	—	112,924	—	112,924
Closely-held Equity Securities	668	—	—	668	668
Financial Liabilities:
Accounts Payable and Accrued Expenses	$35,516	$—	$35,516	$—	$35,516
Payable to Employees and Related Parties	48,923	—	48,923	—	48,923
Notes Payable(3)	375,900	—	367,346	—	367,346

		December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$588,321	$588,321	$—	$—	$588,321
Certificates of Deposit	54,856	—	54,856	—	54,856
Receivables(1)	465,295	—	461,682	—	461,682
Contract Assets(2)	91,246	—	90,876	—	90,876
Closely-held Equity Securities	636	—	—	636	636
Financial Liabilities:
Accounts Payable and Accrued Expenses	$25,989	$—	$25,989	$—	$25,989
Payable to Employees and Related Parties	45,838	—	45,838	—	45,838
Notes Payable	373,885	—	360,252	—	360,252
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio (for the 2016 Private Placement Notes only), and customary events of default. As of September 30, 2024, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of September 30, 2024 and December 31, 2023:

			Carrying Value(1)
Note	Maturity Date	Effective Annual Interest Rate	September 30, 2024	December 31, 2023
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$47,890	$47,838
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,924	16,910
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,600	74,546
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,623	59,589
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,722	39,703
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	33,216	31,597
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,929	37,867
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	65,996	65,835
Total			$375,900	$373,885
Less: Current Portion of Notes Payable			(37,929)	—
Notes Payable			$337,971	$373,885
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 11 – Evercore Inc. Stockholders' Equity
Dividends – On October 22, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.80 per share to the holders of record of shares of Class A common stock ("Class A Shares") as of November 29, 2024, which will be paid on December 13, 2024. During the three and nine months ended September 30, 2024, the Company declared and paid dividends of $0.80 and $2.36 per share, respectively, totaling $30,426 and $90,373, respectively, and accrued deferred cash dividends on unvested and vested restricted stock units ("RSUs") totaling $4,115 and $12,145, respectively. The Company also paid deferred cash dividends of $411 and $14,609 during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company declared and paid dividends of $0.76 and $2.24 per share, respectively, totaling $28,592 and $85,202, respectively, and accrued deferred cash dividends on unvested and vested

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
RSUs totaling $4,058 and $12,717, respectively. The Company also paid deferred cash dividends of $185 and $13,854 during the three and nine months ended September 30, 2023, respectively.
Treasury Stock – During the three months ended September 30, 2024, the Company purchased 29 Class A Shares from employees at an average cost per share of $222.92, primarily for the net settlement of stock-based compensation awards, and 396 Class A Shares at an average cost per share of $236.91 pursuant to the Company's share repurchase program. The aggregate 425 Class A Shares were purchased at an average cost per share of $235.96 and the result of these purchases was an increase in Treasury Stock of $100,401 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2024.
During the nine months ended September 30, 2024, the Company purchased 984 Class A Shares from employees at an average cost per share of $178.02, primarily for the net settlement of stock-based compensation awards, and 1,219 Class A Shares at an average cost per share of $199.11 pursuant to the Company's share repurchase program. The aggregate 2,203 Class A Shares were purchased at an average cost per share of $189.69 and the result of these purchases was an increase in Treasury Stock of $417,886 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2024.
LP Units – During the three and nine months ended September 30, 2024, 93 and 218 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares, resulting in an increase to Class A Common Stock of $1 and $2 for the three and nine months ended September 30, 2024, respectively, and an increase to Additional Paid-In Capital of $6,954 and $15,606 for the three and nine months ended September 30, 2024, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2024. See Note 12 for further information.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2024, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($5,375) and ($14,435), respectively.
The redemption of the Company's interest in Luminis in the third quarter of 2024 resulted in the reclassification of $581 of cumulative foreign currency translation losses from Accumulated Other Comprehensive Income (Loss) on the Unaudited Condensed Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. See Note 7 for further information.
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
Changes in Noncontrolling Interest for the three and nine months ended September 30, 2024 and 2023 were as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$212,015	$198,925	$205,556	$189,607

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	9,701	6,625	25,107	20,444
Other Comprehensive Income (Loss)	995	(747)	630	(33)
Total Comprehensive Income	10,696	5,878	25,737	20,411

Evercore LP Units Exchanged for Class A Shares	(6,955)	(2,354)	(15,608)	(5,128)

Amortization and Vesting of LP Units and EWM Class A Units (see Note 14)	16,158	6,538	31,987	19,173

Other Items:
Distributions to Noncontrolling Interests	(9,043)	(7,368)	(25,016)	(23,019)
Issuance of Noncontrolling Interest	236	—	518	733
Purchase of Noncontrolling Interest	—	—	(67)	(158)
Total Other Items	(8,807)	(7,368)	(24,565)	(22,444)

Ending balance	$223,107	$201,619	$223,107	$201,619
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of ($6) and ($10) for the three and nine months ended September 30, 2024, respectively, and $2 and ($281) for the three and nine months ended September 30, 2023, respectively, and foreign currency translation adjustment gains (losses), net, of $924 and $563 for the three and nine months ended September 30, 2024, respectively, and ($749) and $248 for the three and nine months ended September 30, 2023, respectively.
The redemption of the Company's interest in Luminis in the third quarter of 2024 resulted in the reclassification of $77 of cumulative foreign currency translation losses from Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. See Note 7 for further information.
LP Units Exchanged – During the three and nine months ended September 30, 2024, 93 and 218 LP Units, respectively, were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $6,955 and $15,608 for the three and nine months ended September 30, 2024, respectively, an increase to Class A Common Stock of $1 and $2 for the three and nine months ended September 30, 2024, respectively, and an increase to Additional Paid-In Capital of $6,954 and $15,606 for the three and nine months ended September 30, 2024, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2024. See Note 11 for further information.
EWM Class A Units – During the second quarter of 2024, the Company granted 297 EWM Class A Units, which generally vest ratably over three years. Compensation expense related to these EWM Class A Units was $298 and $755 for the three and nine months ended September 30, 2024, respectively.
Interests Purchased – During the second quarter of 2024, the Company purchased, at fair value, an additional 0.3% of the EWM Class A Units for $1,036. This purchase resulted in a decrease to Noncontrolling Interest of $67 and a decrease to Additional Paid-In Capital of $969 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2024.

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
On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the Real Estate Capital Advisory ("RECA") business for $54,297. Consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash in 2022, and contingent cash consideration which was settled during 2023 and the first quarter of 2024. The Company paid contingent cash consideration of $181 and $896 during the three and nine months ended September 30, 2023, respectively, and $2,023 during the nine months ended September 30, 2024, representing the final payment under this arrangement. The fair value of the remaining contingent consideration was $2,023 as of December 31, 2023, which is included within Payable to Employees and Related Parties on the Company's Unaudited Condensed Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid was dependent on the RECA business achieving certain revenue performance targets. The change in the fair value of contingent consideration increased Other Operating Expenses by $51 for the three months ended September 30, 2023 and reduced Other Operating Expenses by $2,408 for the nine months ended September 30, 2023 on the Unaudited Condensed Consolidated Statements of Operations. The fair value of the contingent consideration reflects the present value of the expected payment due based on the current expectation for the business meeting the revenue performance targets. In conjunction with this transaction, the Company also issued payments in the first quarter of 2023 and 2024, contingent on continued employment with the Company. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments were also dependent on the RECA business achieving certain revenue performance targets.
Note 13 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and nine months ended September 30, 2024 and 2023 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$78,393	$52,148	$237,844	$172,731
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,294	37,823	38,411	38,179
Basic net income per share attributable to Evercore Inc. common shareholders	$2.05	$1.38	$6.19	$4.52
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$78,393	$52,148	$237,844	$172,731
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$78,393	$52,148	$237,844	$172,731
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,294	37,823	38,411	38,179
Assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	2,952	2,082	2,539	1,640
Shares that are contingently issuable(3)	792	95	375	88
Diluted weighted average Class A Shares outstanding	42,038	40,000	41,325	39,907
Diluted net income per share attributable to Evercore Inc. common shareholders	$1.86	$1.30	$5.76	$4.33
(1)The Company has outstanding Class A, E, I and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and nine months ended September 30, 2024 and 2023, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,475 and 2,547 for the three and nine months ended September 30, 2024, respectively, and 2,790 and 2,787 for the three and nine months ended September 30, 2023, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $6,719 and $17,945 for the three and nine months ended September 30, 2024, respectively, and $4,422 and $14,326 for the three and nine months ended September 30, 2023, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(2)During the three and nine months ended September 30, 2024, certain shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method, were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The shares that would have been included in the treasury stock method calculation if the effect would have been dilutive were 1 for the three months ended September 30, 2024.
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
The Company determined the grant date fair value of these awards probable to vest as of September 30, 2024 to be $261,880, related to 1,875 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $15,844 and $31,099 for the three and nine months ended September 30, 2024, respectively, and $6,467 and $19,001 for the three and nine months ended September 30, 2023, respectively.
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
Stock Incentive Plan
During the second quarter of 2024, the Company's stockholders approved the Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Third Amended 2016 Plan"), which amended the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Third Amended 2016 Plan, among other things, authorizes the grant of an additional 6,000 of the Company's Class A Shares and permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Third Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Third Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Third Amended 2016 Plan was 8,679 as of September 30, 2024.
The Company also grants, at its discretion, dividend equivalents, in the form of unvested RSU awards, or deferred cash dividends, concurrently with the payment of dividends to the holders of Class A Shares, on all unvested and vested RSU grants. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
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
Equity Grants
During the nine months ended September 30, 2024, pursuant to the above Stock Incentive Plans, the Company granted employees 1,711 RSUs that are Service-based Awards. Service-based Awards granted during the nine months ended September 30, 2024 had grant date fair values of $148.49 to $257.00 per share, with an average value of $184.26 per share, for an aggregate fair value of $315,266, and generally vest ratably over four years. During the nine months ended September 30, 2024, 2,203 Service-based Awards vested and 109 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $74,560 and $229,238 for the three and nine months ended September 30, 2024, respectively, and $70,458 and $216,253 for the three and nine months ended September 30, 2023, respectively.
In addition, in June 2024, the Company granted 30 RSUs which may convert into a maximum of 80 RSUs contingent and based upon the achievement of certain defined benchmark results and continued service through April 1, 2031. The grant date fair value of these awards probable to vest as of September 30, 2024 was $7,783, related to 40 RSUs which were probable of achievement, and compensation expense related to these units was $383 and $470 for the three and nine months ended September 30, 2024, respectively.
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
Compensation expense related to the Company's deferred cash compensation program was $40,116 and $128,221 for the three and nine months ended September 30, 2024, respectively, and $32,323 and $114,990 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the Company expects to pay an aggregate of $393,290 related to the Company's deferred cash compensation program at various dates through 2028 and total compensation expense not yet recognized related to these awards was $226,382. The weighted-average period over which this compensation cost is expected to be recognized is 31 months. Amounts due pursuant to this program are expensed over the service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.
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
Compensation expense related to other deferred cash awards was $1,248 and $7,718 for the three and nine months ended September 30, 2024, respectively, and $2,374 and $9,126 for the three and nine months ended September 30, 2023, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards for Advisory Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan", which ended on December 31, 2020) and January 1, 2021 (the "2021 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2021 and modified in July 2021). The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan, the Company distributed cash payments of $48,331 in the nine months ended September 30, 2023, $3,940 in the nine months ended September 30, 2022 and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
acceleration of certain amounts due in the first quarter of 2022). As of September 30, 2024, the Company has accrued $160,795 pursuant to the 2021 Long-term Incentive Plan, including $53,598 within Accrued Compensation and Benefits and $107,197 within Other Long-term Liabilities, on the Unaudited Condensed Consolidated Statement of Financial Condition. Amounts due are to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to these plans of $10,792 and $30,542 for the three and nine months ended September 30, 2024, respectively, and $7,547 and $29,803 for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $62,063.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years, and in certain circumstances are also subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $10,591 and $28,923 for the three and nine months ended September 30, 2024, respectively, and $7,573 and $19,313 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the total compensation cost not yet recognized related to these awards was $62,560.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, the "Termination Costs") for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Beginning Balance	$2,824	$4,997
Termination Costs Incurred	7,102	4,904
Cash Benefits Paid	(8,522)	(7,908)
Non-Cash Charges	(64)	—
Ending Balance	$1,340	$1,993
In addition to the above Termination Costs incurred, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $842 and $4,335 for the three and nine months ended September 30, 2024, respectively, (related to 38 RSUs) and $2,030 and $4,288 for the three and nine months ended September 30, 2023, respectively, (related to 39 RSUs) recorded in Employee Compensation and Benefits, within the Investment Banking & Equities segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Private Equity – As of September 30, 2024, the Company had unfunded commitments for capital contributions of $2,584 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – Evercore Partners Services East L.L.C. ("East") entered into a revolving credit facility with PNC Bank, National Association ("PNC") as amended on June 29, 2023, in an aggregate principal amount of up to $30,000 (the "Existing PNC Facility") to be used for working capital and other corporate activities, which matured on October 27, 2024. This facility

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
was secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contained certain reporting covenants, as well as certain debt covenants that prohibited East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2024. The interest rate provisions were Daily SOFR plus 161 basis points. There were no drawings under this facility at September 30, 2024.
East entered into an additional revolving credit facility with PNC, as amended on June 29, 2023, in an aggregate principal amount of up to $55,000 to be used for working capital and other corporate activities, which matured on October 27, 2024. This facility was unsecured. In addition, the agreement contained certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2024. The interest rate provisions were Daily SOFR plus 191 basis points. East was only permitted to borrow under this facility if there was no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at September 30, 2024.
On October 28, 2024, upon maturity of its $30,000 secured and $55,000 unsecured credit facilities with PNC, the Company established a new revolving credit facility with PNC in an aggregate principal amount of up to $85,000 to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. Drawings under this facility bear interest at Daily SOFR plus 145 basis points and the maturity date is October 27, 2025.
EGL entered into a subordinated revolving credit facility with PNC, as amended on October 25, 2024, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 145 basis points and the maturity date is October 28, 2026. There were no drawings under this facility at September 30, 2024.
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
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,
	2024	2023
Cash and Cash Equivalents	$533,109	$492,590
Restricted Cash included in Other Assets	8,920	8,862
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$542,029	$501,452
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Self-Funded Medical Insurance Program – Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported claims is $3,268 and $3,165 as of September 30, 2024 and December 31, 2023, respectively, which is included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Foreign Exchange – Periodically, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. The Company entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30,000 British Pounds sterling for $36,903, which settled during the third quarter of 2023, and resulted in a loss of $303. Upon settlement, the Company entered into a new foreign currency exchange forward contract to buy 30,000 British Pounds sterling for $36,675, which settled during the first quarter of 2024, and resulted in a loss of $347 for the nine months ended September 30, 2024. The contract was recorded at its fair value of $1,585 as of December 31, 2023, and is included within Other Current Assets on the Unaudited Condensed Consolidated Statement of Financial Condition.
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
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of September 30, 2024 and December 31, 2023 was $373,961 and $405,318, respectively, which exceeded the minimum net capital requirement by $373,711 and $405,068, respectively.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of September 30, 2024.
Evercore U.K., our U.K. Advisory affiliate, and Evercore ISI U.K., our U.K. Equities affiliate, are regulated by the Financial Conduct Authority. The aggregate regulatory net capital of these affiliates as of September 30, 2024 and December 31, 2023 was $201,216 and $184,981, respectively, which exceeded the minimum requirement by $102,679 and $98,805, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2024.
Note 17 – Income Taxes
The Company's Provision for Income Taxes was $34,971 and $56,659 for the three and nine months ended September 30, 2024, respectively, and $19,717 and $52,945 for the three and nine months ended September 30, 2023, respectively. The effective tax rate was 28.4% and 17.7% for the three and nine months ended September 30, 2024, respectively, and 25.1% and 21.5% for the three and nine months ended September 30, 2023, respectively. The effective tax rate reflects the recognition of net excess tax benefits associated with appreciation in the Company's share price upon vesting of employee share-based awards

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
above the original grant price of $31,976 and $14,071 for the nine months ended September 30, 2024 and 2023, respectively, which resulted in a reduction in the effective tax rate of 10.0 and 5.7 percentage points for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for 2024 and 2023 also reflects the effect of certain nondeductible expenses, including expenses related to Class K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
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
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and nine months ended September 30, 2024 and 2023, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
The Company recorded an increase in deferred tax assets of $37 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $2,247 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2024. The Company recorded an increase in deferred tax assets of $1,016 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $992 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2023.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2024, there were $379 of unrecognized tax benefits that, if recognized, $309 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $39 and $12, respectively, during the three months ended September 30, 2024. In addition, during the quarter, the Company reached an audit settlement with the Tax Authorities and $58 of unrecognized tax benefits were recognized by the Company, of which $47 affected the effective tax rate. The Company also recognized a tax benefit for the accrued interest and penalties of $24 and $9, respectively, during the three months ended September 30, 2024, associated with the audit settlement.
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
The Company's segment information for the three and nine months ended September 30, 2024 and 2023 is prepared using the following methodology:
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
Other Revenue, net, included in each segment's Net Revenues includes the following:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
•Interest income, including accretion, and income (losses) on investment securities, including the Company's investment funds (which are used as an economic hedge against the Company's deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•A gain on the sale of the remaining portion of the Company's interest in ABS in the third quarter of 2024. See Note 7 for further information
•A loss related to the release of cumulative foreign exchange losses resulting from the redemption of the Company's interest in Luminis in the third quarter of 2024. See Note 7 for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge
•Realized and unrealized gains and losses on interests in private equity funds which are not managed by the Company
•Interest expense associated with the Company’s Notes Payable and lines of credit
•Adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Each segment's Operating Expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, execution, clearing and custody fees, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, technology, human capital, facilities management and senior management activities.
Other Expenses include Special Charges, Including Business Realignment Costs:
•2024 – Expenses for the three and nine months ended September 30, 2024 related to the write-off of the remaining carrying value of the Company's investment in Luminis in connection with the redemption of the Company's interest
•2023 – Expenses for the nine months ended September 30, 2023 related to the write-off of non-recoverable assets in connection with the wind-down of the Company's operations in Mexico
The Company evaluates segment results based on net revenues and pre-tax income, both including and excluding the impact of the Other Expenses.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and nine months ended September 30, 2024 and 2023, respectively.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Banking & Equities
Net Revenues(1)	$712,775	$552,641	$1,944,513	$1,589,698
Operating Expenses	589,083	479,429	1,638,289	1,356,853
Other Expenses	7,305	—	7,305	2,921
Operating Income	116,387	73,212	298,919	229,924
Income from Equity Method Investments	207	180	1,042	394
Pre-Tax Income	$116,594	$73,392	$299,961	$230,318
Identifiable Segment Assets	$3,432,220	$3,068,495	$3,432,220	$3,068,495
Investment Management
Net Revenues(1)	$21,447	$17,579	$59,748	$52,084
Operating Expenses	15,841	13,965	44,311	40,562
Operating Income	5,606	3,614	15,437	11,522
Income from Equity Method Investments	865	1,484	4,212	4,280
Pre-Tax Income	$6,471	$5,098	$19,649	$15,802
Identifiable Segment Assets	$135,327	$157,303	$135,327	$157,303
Total
Net Revenues(1)	$734,222	$570,220	$2,004,261	$1,641,782
Operating Expenses	604,924	493,394	1,682,600	1,397,415
Other Expenses	7,305	—	7,305	2,921
Operating Income	121,993	76,826	314,356	241,446
Income from Equity Method Investments	1,072	1,664	5,254	4,674
Pre-Tax Income	$123,065	$78,490	$319,610	$246,120
Identifiable Segment Assets	$3,567,547	$3,225,798	$3,567,547	$3,225,798
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Banking & Equities(A)	$21,104	$5,729	$66,802	$46,472
Investment Management	892	275	1,294	2,247
Total Other Revenue, net	$21,996	$6,004	$68,096	$48,719
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable and lines of credit of $4,198 and $12,575 for the three and nine months ended September 30, 2024, respectively, and $4,184 and $12,536 for the three and nine months ended September 30, 2023, respectively.
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Revenues:(1)
United States	$502,176	$417,553	$1,491,922	$1,156,979
Europe and Other	209,222	145,065	442,905	425,137
Latin America	828	1,598	1,338	10,947
Total	$712,226	$564,216	$1,936,165	$1,593,063
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company's total assets are located in the following geographical areas:

	September 30, 2024	December 31, 2023
Total Assets:
United States	$2,986,676	$3,146,756
Europe and Other	580,871	556,542
Total	$3,567,547	$3,703,298

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Other Revenue and Interest Expense. Other Revenue includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including our investment funds (which are used as an economic hedge against our deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•A gain on the sale of the remaining portion of our interest in ABS in the third quarter of 2024. See Note 7 to our unaudited condensed consolidated financial statements for further information
•A loss related to the release of cumulative foreign exchange losses resulting from the redemption of our interest in Luminis in the third quarter of 2024. See Note 7 to our unaudited condensed consolidated financial statements for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge
•Realized and unrealized gains and losses on interests in private equity funds which we do not manage
•Adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Interest Expense includes interest expense associated with our Notes Payable and lines of credit.
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
Our Long-term Incentive Plans provide for incentive compensation awards for Advisory Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (which ended on December 31, 2020), pursuant to the 2017 Long-term Incentive Plan, and January 1, 2021, pursuant to the 2021 Long-term Incentive Plan. The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan we made cash distributions in 2023, 2022 and 2021. Amounts accrued pursuant to the 2021 Long-term Incentive Plan may be paid, in cash or Class A Shares, at our discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award.
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

Other Expenses
Other Expenses include Special Charges, Including Business Realignment Costs:
•2024 – Expenses for the three and nine months ended September 30, 2024 related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest
•2023 – Expenses for the nine months ended September 30, 2023 related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in ABS (through July 2024), Atalanta Sosnoff, Luminis (through September 2024) and Seneca Evercore are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations. See Note 7 to our unaudited condensed consolidated financial statements for further information.
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

Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2024 and 2023. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$592,980	$467,401	27%	$1,591,049	$1,304,519	22%
Underwriting Fees	44,132	30,814	43%	130,666	91,897	42%
Commissions and Related Revenue	54,559	48,697	12%	155,996	146,810	6%
Asset Management and Administration Fees	20,555	17,304	19%	58,454	49,837	17%
Other Revenue, Including Interest and Investments	26,194	10,188	157%	80,671	61,255	32%
Total Revenues	738,420	574,404	29%	2,016,836	1,654,318	22%
Interest Expense	4,198	4,184	—%	12,575	12,536	—%
Net Revenues	734,222	570,220	29%	2,004,261	1,641,782	22%
Expenses
Operating Expenses	604,924	493,394	23%	1,682,600	1,397,415	20%
Other Expenses	7,305	—	NM	7,305	2,921	150%
Total Expenses	612,229	493,394	24%	1,689,905	1,400,336	21%
Income Before Income from Equity Method Investments and Income Taxes	121,993	76,826	59%	314,356	241,446	30%
Income from Equity Method Investments	1,072	1,664	(36%)	5,254	4,674	12%
Income Before Income Taxes	123,065	78,490	57%	319,610	246,120	30%
Provision for Income Taxes	34,971	19,717	77%	56,659	52,945	7%
Net Income	88,094	58,773	50%	262,951	193,175	36%
Net Income Attributable to Noncontrolling Interest	9,701	6,625	46%	25,107	20,444	23%
Net Income Attributable to Evercore Inc.	$78,393	$52,148	50%	$237,844	$172,731	38%
Diluted Weighted Average Shares of Class A Common Stock Outstanding	42,038	40,000	5%	41,325	39,907	4%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$1.86	$1.30	43%	$5.76	$4.33	33%
As of September 30, 2024 and 2023, we employed approximately 2,395 and 2,230 people, respectively.
Three Months Ended September 30, 2024 versus September 30, 2023
Net Income Attributable to Evercore Inc. was $78.4 million for the three months ended September 30, 2024, an increase of $26.2 million, or 50%, compared to $52.1 million for the three months ended September 30, 2023. The changes in our operating results during these periods are described below.
Net Revenues were $734.2 million for the three months ended September 30, 2024, an increase of $164.0 million, or 29%, versus Net Revenues of $570.2 million for the three months ended September 30, 2023. Advisory Fees increased $125.6 million, or 27%, Underwriting Fees increased $13.3 million, or 43%, and Commissions and Related Revenue increased $5.9 million, or 12%, compared to the three months ended September 30, 2023. Asset Management and Administration Fees

increased $3.3 million, or 19%, compared to the three months ended September 30, 2023. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, increased $16.0 million, or 157%, compared to the three months ended September 30, 2023, primarily reflecting higher performance of our investment funds portfolio, as well as higher interest income. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Total Operating Expenses were $604.9 million for the three months ended September 30, 2024, compared to $493.4 million for the three months ended September 30, 2023, an increase of $111.5 million, or 23%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $488.0 million for the three months ended September 30, 2024, an increase of $96.3 million, or 25%, versus expense of $391.7 million for the three months ended September 30, 2023. The increase in the amount of compensation recognized for the three months ended September 30, 2024 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. Non-compensation expenses, as a component of Operating Expenses, were $116.9 million for the three months ended September 30, 2024, an increase of $15.2 million, or 15%, versus $101.7 million for the three months ended September 30, 2023. The increase was primarily driven by an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount, as well as an increase in professional fees and communications and information services, principally reflecting higher expenses associated with license fees and research services. Non-Compensation expenses per employee were approximately $49.5 thousand for the three months ended September 30, 2024, versus $45.5 thousand for the three months ended September 30, 2023.
Other Expenses of $7.3 million for the three months ended September 30, 2024 reflected Special Charges, Including Business Realignment Costs, related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest. See Note 7 to our unaudited condensed consolidated financial statements for further information.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66.5% for the three months ended September 30, 2024, compared to 68.7% for the three months ended September 30, 2023.
Income from Equity Method Investments was $1.1 million for the three months ended September 30, 2024, compared to $1.7 million for the three months ended September 30, 2023, a decrease of $0.6 million, or 36%, driven by the sale of the remaining portion of our interest in ABS during the third quarter of 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff during the three months ended September 30, 2024. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the three months ended September 30, 2024 was $35.0 million, which reflected an effective tax rate of 28.4%. The provision for income taxes for the three months ended September 30, 2023 was $19.7 million, which reflected an effective tax rate of 25.1%. The provision for income taxes for the three months ended September 30, 2024 reflects an increase in non-deductible expenses, state and local apportionment adjustments and the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $1.0 million.
Net Income Attributable to Noncontrolling Interest was $9.7 million for the three months ended September 30, 2024, compared to $6.6 million for the three months ended September 30, 2023. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income at Evercore LP during the three months ended September 30, 2024. See Note 12 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2024 versus September 30, 2023
Net Income Attributable to Evercore Inc. was $237.8 million for the nine months ended September 30, 2024, an increase of $65.1 million, or 38%, compared to $172.7 million for the nine months ended September 30, 2023. The changes in our operating results during these periods are described below.
Net Revenues were $2.00 billion for the nine months ended September 30, 2024, an increase of $362.5 million, or 22%, versus Net Revenues of $1.64 billion for the nine months ended September 30, 2023. Advisory Fees increased $286.5 million, or 22%, Underwriting Fees increased $38.8 million, or 42%, and Commissions and Related Revenue increased $9.2 million, or 6%, compared to the nine months ended September 30, 2023. Asset Management and Administration Fees increased $8.6 million, or 17%, compared to the nine months ended September 30, 2023. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, increased $19.4 million, or 32%, compared to the nine months ended September 30, 2023, primarily reflecting higher performance of our investment funds portfolio, as well as higher interest income. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Total Operating Expenses were $1.68 billion for the nine months ended September 30, 2024, compared to $1.40 billion for the nine months ended September 30, 2023, an increase of $285.2 million, or 20%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.33 billion for the nine months ended September 30, 2024, an increase of $237.7 million, or 22%, versus expense of $1.10 billion for the nine months ended September 30, 2023. The increase in the amount of compensation recognized for the nine months ended September 30, 2024 principally reflects a higher accrual for incentive compensation, higher base salaries and higher compensation expense related to senior new hires. Non-compensation expenses, as a component of Operating Expenses, were $348.0 million for the nine months ended September 30, 2024, an increase of $47.6 million, or 16%, versus $300.4 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase in professional fees and travel and related expenses, largely due to higher levels of business activity and increased headcount, as well as an increase in communications and information services, principally reflecting higher expenses associated with license fees and research services in 2024. Non-Compensation expenses per employee were approximately $152.2 thousand for the nine months ended September 30, 2024, versus $137.7 thousand for the nine months ended September 30, 2023.
Other Expenses of $7.3 million for the nine months ended September 30, 2024 reflected Special Charges, Including Business Realignment Costs, related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest. See Note 7 to our unaudited condensed consolidated financial statements for further information. Other Expenses of $2.9 million for the nine months ended September 30, 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.
As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66.6% for the nine months ended September 30, 2024, compared to 66.8% for the nine months ended September 30, 2023.
Income from Equity Method Investments was $5.3 million for the nine months ended September 30, 2024, compared to $4.7 million for the nine months ended September 30, 2023, an increase of $0.6 million, or 12%, reflecting higher earnings from Atalanta Sosnoff, Luminis and Seneca Evercore in 2024. This increase was partially offset by the sale of the remaining portion of our interest in ABS in 2024. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the nine months ended September 30, 2024 was $56.7 million, which reflected an effective tax rate of 17.7%. The provision for income taxes for the nine months ended September 30, 2023 was $52.9 million, which reflected an effective tax rate of 21.5%. The provision for income taxes for the nine months ended September 30, 2024 and 2023 reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $32.0 million and $14.1 million, respectively, which resulted in a reduction in the effective tax rate of 10.0 and 5.7 percentage points for the nine months ended September 30, 2024 and 2023, respectively.
Net Income Attributable to Noncontrolling Interest was $25.1 million for the nine months ended September 30, 2024, compared to $20.4 million for the nine months ended September 30, 2023. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income at Evercore LP, as well as EWM, during the nine months ended September 30, 2024. See Note 12 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$592,980	$467,401	27%	$1,591,049	$1,304,519	22%
Underwriting Fees	44,132	30,814	43%	130,666	91,897	42%
Commissions and Related Revenue	54,559	48,697	12%	155,996	146,810	6%
Other Revenue, net(1)(2)	21,104	5,729	268%	66,802	46,472	44%
Net Revenues	712,775	552,641	29%	1,944,513	1,589,698	22%
Expenses
Operating Expenses	589,083	479,429	23%	1,638,289	1,356,853	21%
Other Expenses	7,305	—	NM	7,305	2,921	150%
Total Expenses	596,388	479,429	24%	1,645,594	1,359,774	21%
Operating Income	116,387	73,212	59%	298,919	229,924	30%
Income from Equity Method Investments(3)	207	180	15%	1,042	394	164%
Pre-Tax Income	$116,594	$73,392	59%	$299,961	$230,318	30%
(1)Includes interest expense on Notes Payable and lines of credit of $4.2 million and $12.6 million for the three and nine months ended September 30, 2024, respectively, and $4.2 million and $12.5 million for the three and nine months ended September 30, 2023, respectively.
(2)Includes a loss of $0.7 million for the three and nine months ended September 30, 2024, related to the release of cumulative foreign exchange losses resulting from the redemption of our interest in Luminis.
(3)Equity in Luminis and Seneca Evercore is classified within Income from Equity Method Investments.

For the three months ended September 30, 2024, the dollar value of North American announced and completed M&A activity increased 2% and decreased 18%, respectively, compared to the three months ended September 30, 2023, and the dollar value of Global announced and completed M&A activity increased 18% and decreased 24%, respectively, compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, the dollar value of North American and Global completed M&A activity over $100 million decreased 18% and 25%, respectively, compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, the dollar value of North American announced and completed M&A activity increased 20% and 7%, respectively, compared to the nine months ended September 30, 2023, and the dollar value of Global announced and completed M&A activity increased 17% and decreased 7%, respectively, compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the dollar value of North American and Global completed M&A activity over $100 million increased 9% and decreased 5%, respectively, compared to the nine months ended September 30, 2023.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Industry Statistics ($ in billions)(1)
Value of North American M&A Deals Announced	$386	$380	2%	$1,193	$995	20%
Value of North American M&A Deals Completed	$271	$332	(18%)	$956	$897	7%
Value of North American M&A Deals Completed Over $100 million	$258	$315	(18%)	$913	$835	9%
Value of Global M&A Deals Announced	$820	$694	18%	$2,305	$1,973	17%
Value of Global M&A Deals Completed	$500	$662	(24%)	$1,701	$1,827	(7%)
Value of Global M&A Deals Completed Over $100 million	$456	$606	(25%)	$1,557	$1,644	(5%)
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(2)	259	225	15%	544	484	12%
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(2)	112	86	30%	298	241	24%
Total Number of Underwriting Transactions(2)	17	11	55%	53	40	33%
Total Number of Underwriting Transactions as a Bookrunner(2)	15	10	50%	45	36	25%
(1) Source: Refinitiv October 7, 2024
(2) Includes Equity and Debt Underwriting Transactions.
Investment Banking & Equities Results of Operations
Three Months Ended September 30, 2024 versus September 30, 2023
Net Revenues were $712.8 million for the three months ended September 30, 2024, compared to $552.6 million for the three months ended September 30, 2023, an increase of $160.1 million, or 29%. The increase in revenues for the three months ended September 30, 2024 was primarily driven by an increase of $125.6 million, or 27%, in Advisory Fees, reflecting an increase in revenue earned from large transactions and an increase in the number of advisory fees earned during the third quarter of 2024. Underwriting Fees increased $13.3 million, or 43%, compared to the three months ended September 30, 2023, reflecting an increase in the number of transactions we participated in during the third quarter of 2024. Commissions and Related Revenue increased $5.9 million, or 12%, compared to the three months ended September 30, 2023, primarily reflecting higher trading commissions and subscription fees. Other Revenue, net, increased $15.4 million, or 268%, compared to the three months ended September 30, 2023, primarily reflecting higher performance of our investment funds portfolio, as well as higher interest income. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $589.1 million for the three months ended September 30, 2024, compared to $479.4 million for the three months ended September 30, 2023, an increase of $109.7 million, or 23%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $476.0 million for the three months ended September 30, 2024, compared to $381.1 million for the three months ended September 30, 2023, an increase of $94.9 million, or 25%. The increase in the amount of compensation recognized for the three months ended September 30, 2024 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. Non-compensation expenses, as a component of Operating Expenses, were $113.1 million for the three months ended September 30, 2024, compared to $98.3 million for the three months ended September 30, 2023, an increase of $14.8 million, or 15%. Non-compensation operating expenses increased from the prior year period, primarily driven by an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount, as well as an increase in professional fees and communications and information services, principally reflecting higher expenses associated with license fees and research services.
Other Expenses of $7.3 million for the three months ended September 30, 2024 reflected Special Charges, Including Business Realignment Costs, related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2024 versus September 30, 2023
Net Revenues were $1.94 billion for the nine months ended September 30, 2024, compared to $1.59 billion for the nine months ended September 30, 2023, an increase of $354.8 million, or 22%. The increase in revenues for the nine months ended September 30, 2024 was primarily driven by an increase of $286.5 million, or 22%, in Advisory Fees, reflecting an increase in revenue earned from large transactions and an increase in the number of advisory fees earned during 2024. Underwriting Fees increased $38.8 million, or 42%, compared to the nine months ended September 30, 2023, reflecting an increase in the number of transactions we participated in during 2024. Commissions and Related Revenue increased $9.2 million, or 6%, compared to the nine months ended September 30, 2023, primarily reflecting higher trading commissions and subscription fees. Other Revenue, net, increased $20.3 million, or 44%, compared to the nine months ended September 30, 2023, primarily reflecting higher performance of our investment funds portfolio, as well as higher interest income. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Operating Expenses were $1.64 billion for the nine months ended September 30, 2024, compared to $1.36 billion for the nine months ended September 30, 2023, an increase of $281.4 million, or 21%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $1.30 billion for the nine months ended September 30, 2024, compared to $1.07 billion for the nine months ended September 30, 2023, an increase of $234.7 million, or 22%. The increase in the amount of compensation recognized for the nine months ended September 30, 2024 principally reflects a higher accrual for incentive compensation, higher base salaries and higher compensation expense related to senior new hires. Non-compensation expenses, as a component of Operating Expenses, were $336.9 million for the nine months ended September 30, 2024, compared to $290.2 million for the nine months ended September 30, 2023, an increase of $46.7 million, or 16%. Non-compensation operating expenses increased from the prior year period, primarily driven by an increase in professional fees and travel and related expenses, largely due to higher levels of business activity and increased headcount, as well as an increase in communications and information services, principally reflecting higher expenses associated with license fees and research services in 2024.
Other Expenses of $7.3 million for the nine months ended September 30, 2024 reflected Special Charges, Including Business Realignment Costs, related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest. See Note 7 to our unaudited condensed consolidated financial statements for further information. Other Expenses of $2.9 million for the nine months ended September 30, 2023 reflected Special Charges, Including Business Realignment Costs, related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$20,555	$17,304	19%	$58,454	$49,837	17%
Other Revenue, net(1)	892	275	224%	1,294	2,247	(42%)
Net Revenues	21,447	17,579	22%	59,748	52,084	15%
Expenses
Operating Expenses	15,841	13,965	13%	44,311	40,562	9%
Total Expenses	15,841	13,965	13%	44,311	40,562	9%
Operating Income	5,606	3,614	55%	15,437	11,522	34%
Income from Equity Method Investments(2)	865	1,484	(42%)	4,212	4,280	(2%)
Pre-Tax Income	$6,471	$5,098	27%	$19,649	$15,802	24%
(1)Includes a gain of $0.6 million for the three and nine months ended September 30, 2024, resulting from the sale of the remaining portion of our interest in ABS.
(2)Equity in ABS (through July 2024) and Atalanta Sosnoff is classified as Income from Equity Method Investments.
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV (together the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV and Trilantic V. In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of September 30, 2024, there was no previously distributed carried interest received from the funds subject to repayment.
•We also hold interests in ABS (through July 2024) and Atalanta Sosnoff that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments. During the third quarter of 2024, we sold the remaining portion of our interest in ABS. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Assets Under Management
AUM in our Wealth Management business of $13.9 billion at September 30, 2024 increased $1.6 billion, or 13%, compared to $12.3 billion at December 31, 2023. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 77% and 76% of Level 1 investments, 19% and 20% of Level 2 investments and 4% and 4% of Level 3 investments as of September 30, 2024 and December 31, 2023, respectively.

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
The following table summarizes AUM activity for Wealth Management for the nine months ended September 30, 2024:

(dollars in millions)
Balance at December 31, 2023	$12,272
Inflows	965
Outflows	(794)
Market Appreciation	1,444
Balance at September 30, 2024	$13,887

Unconsolidated Affiliates - Balance at September 30, 2024:
Atalanta Sosnoff	$8,363
The following table represents the composition of AUM for Wealth Management as of September 30, 2024:

Equities	67%
Fixed Income	19%
Liquidity(1)	10%
Alternatives	4%
Total	100%
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
For the nine months ended September 30, 2024, AUM for Wealth Management increased 13%, reflecting a 12% increase due to market appreciation and a 1% increase due to flows. Performance for the nine months ended September 30, 2024 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 7% and 3%, respectively
•Wealth Management lagged the fixed income composite on a 1-year basis by approximately 0.3% and outperformed the fixed income composite on a 3-year basis by approximately 0.3%
•The S&P 500 and fixed income composite were each up approximately 22% and 1%, respectively
AUM from our unconsolidated affiliates decreased 41% compared to December 31, 2023, primarily reflecting a decrease in ABS following the sale of our remaining interest during the third quarter of 2024. This decrease was partially offset by an increase in Atalanta Sosnoff, which increased 12% compared to December 31, 2023.

Three Months Ended September 30, 2024 versus September 30, 2023
Net Revenues were $21.4 million for the three months ended September 30, 2024, compared to $17.6 million for the three months ended September 30, 2023, an increase of $3.9 million, or 22%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $3.3 million, or 19%, for the three months ended September 30, 2024, as associated AUM increased 23%, primarily from market appreciation.
Operating Expenses were $15.8 million for the three months ended September 30, 2024, compared to $14.0 million for the three months ended September 30, 2023, an increase of $1.9 million, or 13%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $12.0 million for the three months ended September 30, 2024, compared to $10.6 million for the three months ended September 30, 2023, an increase of $1.4 million, or 13%. Non-Compensation expenses, as a component of Operating Expenses, were $3.8 million for the three months ended September 30, 2024, compared to $3.4 million for the three months ended September 30, 2023, an increase of $0.4 million, or 12%.
Income from Equity Method Investments decreased $0.6 million, or 42%, from the three months ended September 30, 2023, driven by the sale of the remaining portion of our interest in ABS during the third quarter of 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff during the three months ended September 30, 2024. See Note 7 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2024 versus September 30, 2023
Net Revenues were $59.7 million for the nine months ended September 30, 2024, compared to $52.1 million for the nine months ended September 30, 2023, an increase of $7.7 million, or 15%. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $8.6 million, or 17%, for the nine months ended September 30, 2024, as associated AUM increased 23%, primarily from market appreciation.
Operating Expenses were $44.3 million for the nine months ended September 30, 2024, compared to $40.6 million for the nine months ended September 30, 2023, an increase of $3.7 million, or 9%. Employee Compensation and Benefits Expense, as a component of Operating Expenses, was $33.3 million for the nine months ended September 30, 2024, compared to $30.3 million for the nine months ended September 30, 2023, an increase of $3.0 million, or 10%. Non-Compensation expenses, as a component of Operating Expenses, were $11.0 million for the nine months ended September 30, 2024, compared to $10.3 million for the nine months ended September 30, 2023, an increase of $0.7 million, or 7%.
Income from Equity Method Investments decreased $0.1 million, or 2%, from the nine months ended September 30, 2023, driven by the sale of the remaining portion of our interest in ABS during 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff during the nine months ended September 30, 2024. See Note 7 to our unaudited condensed consolidated financial statements for further information.
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

	For the Nine Months Ended September 30,
	2024	2023

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$262,951	$193,175
Non-cash charges	442,806	415,296
Other operating activities	(403,990)	(566,147)
Operating activities	301,767	42,324
Investing activities	179,131	290,465
Financing activities	(550,651)	(510,604)
Effect of exchange rate changes	6,298	7,144
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(63,455)	(170,671)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	605,484	672,123
End of Period	$542,029	$501,452
Nine Months Ended September 30, 2024. Cash, Cash Equivalents and Restricted Cash were $542.0 million at September 30, 2024, a decrease of $63.5 million versus Cash, Cash Equivalents and Restricted Cash of $605.5 million at December 31, 2023. Operating activities resulted in a net inflow of $301.8 million, primarily related to earnings, partially offset by the payment of 2023 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2024. Cash of $179.1 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities, as well as proceeds received from the sale of the remaining portion of our interest in ABS during the third quarter of 2024, partially offset by net purchases of certificates of deposit and purchases of equipment and leasehold improvements. Financing activities during the period used cash of $550.7 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, the payment of dividends and distributions made to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
Nine Months Ended September 30, 2023. Cash, Cash Equivalents and Restricted Cash were $501.5 million at September 30, 2023, a decrease of $170.7 million versus Cash, Cash Equivalents and Restricted Cash of $672.1 million at December 31, 2022. Operating activities resulted in a net inflow of $42.3 million, primarily related to earnings, partially offset by the payment of 2022 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2023. Cash of $290.5 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities and certificates of deposit, partially offset by purchases of equipment and leasehold improvements. Financing activities during the period used cash of $510.6 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, and dividends and distributions to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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

Elevated interest rates and heightened geopolitical tensions, including escalating military tensions and evolving regulatory and banking environments, have contributed to an elongation of the timing of transaction closings. We will continue to assess the potential ongoing impacts of these factors, including the regular monitoring of our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations. See "Results of Operations" above for further information.
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
On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2024, we repurchased 1,218,540 Class A Shares, at an average cost per share of $199.11, for $242.6 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2024, we repurchased 984,484 Class A Shares, at an average cost per share of $178.02, for $175.3 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 2,203,024 Class A Shares repurchased during the nine months ended September 30, 2024 were acquired for aggregate purchase consideration of $417.9 million, at an average cost per share of $189.69.
Noncontrolling Interest Purchases
During the second quarter of 2024, we purchased, at fair value, an additional 0.3% of the EWM Class A Units for $1.0 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.1 million and a decrease to Additional Paid-In Capital of $1.0 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2024.
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio (for the 2016 Private Placement Notes only), and customary events of default. As of September 30, 2024, we were in compliance with all of these covenants.
Lines of Credit
East entered into a revolving credit facility with PNC, as amended on June 29, 2023, in an aggregate principal amount of up to $30.0 million to be used for working capital and other corporate activities, which matured on October 27, 2024. This facility was secured by East's accounts receivable and the proceeds therefrom, as well as certain assets of EGL, including certain of EGL's accounts receivable. In addition, the agreement contained certain reporting covenants, as well as certain debt covenants that prohibited East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2024. The interest rate provisions were Daily SOFR plus 161 basis points. There were no drawings under this facility at September 30, 2024.
East entered into an additional revolving credit facility with PNC, as amended on June 29, 2023, in an aggregate principal amount of up to $55.0 million to be used for working capital and other corporate activities, which matured on October 27, 2024. This facility was unsecured. In addition, the agreement contained certain reporting requirements and debt covenants consistent with the Existing PNC Facility. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2024. The interest rate provisions were Daily SOFR plus 191 basis points. East was only permitted to borrow under this facility if there was no undrawn availability under the Existing PNC Facility and must repay indebtedness under this facility prior to repaying indebtedness under the Existing PNC Facility. There were no drawings under this facility at September 30, 2024.
On October 28, 2024, upon maturity of our $30.0 million secured and $55.0 million unsecured credit facilities with PNC, we established a new revolving credit facility with PNC in an aggregate principal amount of up to $85.0 million to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants that prohibit East and us from incurring other indebtedness, subject to specified exceptions. Drawings under this facility bear interest at Daily SOFR plus 145 basis points and the maturity date is October 27, 2025.
EGL entered into a subordinated revolving credit facility with PNC, as amended on October 25, 2024, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the Existing PNC Facility. The interest rate provisions are Daily SOFR plus 145 basis points and the maturity date is October 28, 2026. There were no drawings under this facility at September 30, 2024.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.6 million as of September 30, 2024 and December 31, 2023. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by our private equity funds. We expect to fund these commitments with cash flows from operations. See Note 15 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
As of September 30, 2024, our current and former Senior Managing Directors owned an aggregate of approximately 1.5 million vested Class A LP Units, 0.3 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.2 million vested Class K LP Units. In addition, 1.1 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of September 30, 2024. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2024 included $533.1 million of Cash and Cash Equivalents and $1.29 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred compensation program. As of September 30, 2024, the fair value of our investments with these products, based on closing prices, was $173.8 million. We had net realized and unrealized gains of $9.1 million and $30.2 million for the three and nine months ended September 30, 2024, respectively, from our exchange-traded funds portfolio. See Note 6 to our unaudited condensed consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $17.4 million, $34.8 million and $52.1 million, respectively, for the three months ended September 30, 2024.
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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.6 million for the three months ended September 30, 2024.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2024, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was a gain of $6.8 million, net of tax. Foreign Currency Translation Adjustment Gain (Loss), net, within the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 also included the reclassification of $0.7 million of cumulative foreign currency translation losses to Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Periodically, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. We entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30.0 million British Pounds sterling for $36.9 million, which settled during the third quarter of 2023, and resulted in a loss of $0.3 million. Upon settlement, we entered into a new foreign currency exchange forward contract to buy 30.0 million British Pounds sterling for $36.7 million, which settled during the first quarter of 2024, and resulted in a loss of $0.3 million for the nine months ended September 30, 2024. The contract was recorded at its fair value of $1.6 million as of December 31, 2023, and was included within Other Current Assets on our Unaudited Condensed Consolidated Statement of Financial Condition.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables primarily from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of $2.1 million and $5.0 million for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024 and December 31, 2023, total receivables recorded in Accounts Receivable amounted to $415.5 million and $371.6 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $97.6 million and $93.7 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of September 30, 2024, total contract assets recorded in Other Current Assets and Other Assets amounted to $110.5 million and

$2.7 million, respectively. As of December 31, 2023, total contract assets recorded in Other Current Assets and Other Assets amounted to $85.4 million and $5.8 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of treasury bills and notes, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2024, we had Investment Securities of $1.19 billion, of which 85% were treasury bills and notes.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2024	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	9,470	$165.25	—	5,575,169
February 1 to February 29	1,473,367	177.09	553,588	5,021,581
March 1 to March 31	4,352	187.12	—	5,021,581
Total January 1 to March 31	1,487,189	$177.04	553,588	5,021,581

April 1 to April 30	137,713	$183.99	135,910	4,885,671
May 1 to May 31	147,667	188.63	132,290	4,753,381
June 1 to June 30	4,963	200.71	—	4,753,381
Total April 1 to June 30	290,343	$186.63	268,200	4,753,381

July 1 to July 31	159,671	$244.89	144,562	4,608,819
August 1 to August 31	261,705	230.39	252,190	4,356,629
September 1 to September 30	4,116	244.15	—	4,356,629
Total July 1 to September 30	425,492	$235.96	396,752	4,356,629

Total January 1 to September 30	2,203,024	$189.69	1,218,540	4,356,629

(1)Includes the repurchase of 933,601, 22,143 and 28,740 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2024, June 30, 2024 and September 30, 2024, respectively.
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

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: November 6, 2024

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ TIM LALONDE
Name:	Tim LaLonde
Title:	Chief Financial Officer