Form 10-K
period 2024-12-31
Evercore Inc.
filed 2025-02-21
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2024 was approximately $8.0 billion, based on the closing price of the registrant's Class A common stock reported on the New York Stock Exchange on such date of $208.43 per share and on the par value of the registrant's Class B common stock, par value $0.01 per share.
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 12, 2025 was 39,121,690. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 12, 2025 was 46 (excluding 54 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2025 annual meeting of stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

EVERCORE INC.

PART I
Available Information
Our website address is www.evercore.com. We make available, free of charge, on the Investor Relations section of our website (http://investors.evercore.com) our Annual Report on Form 10-K (this "Form 10-K"), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We also make available through our website other materials, such as our Code of Business Conduct and Ethics and our Corporate Governance Principles, as well as other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.evercore.com. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the "Overview" section at http://investors.evercore.com. We do not intend for information contained in our website to be part of this Form 10-K.
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
Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore's business. We believe these factors include, but are not limited to, those described under "Risk Factors" in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments thereto or in future press releases or other public statements.
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
Overview
Evercore is the leading independent investment banking firm in the world based on the dollar volume of announced worldwide merger and acquisition ("M&A") transactions on which we have advised in the last five years(1). When we use the term "independent investment banking firm," we mean an investment banking firm that directly, or through its affiliates, does not engage in commercial banking or significant proprietary trading activities. We were founded on the belief that there is an opportunity within the investment banking industry for a firm free of the potential conflicts of interest created within large, multi-product, capital intensive financial institutions. We believe that maintaining standards of excellence and integrity in our core businesses demands a spirit of cooperation and hands-on participation more commonly found in smaller organizations. Since our inception, we have set out to build—in the employees we choose and in the projects we undertake—an organization dedicated to the highest caliber of professionalism and integrity.
We operate globally through our two business segments: (i) Investment Banking & Equities and (ii) Investment Management.
Investment Banking & Equities
Our Investment Banking & Equities segment includes our investment banking business and our equities business. In 2024, our Investment Banking & Equities segment generated $2.81 billion, or 97% of our revenues, excluding Other Revenue, net, ($2.28 billion, or 97%, in 2023 and $2.72 billion, or 98%, in 2022) and earned 748 fees from clients for advisory and underwriting transactions.
As we begin the year in 2025, our Investment Banking & Equities segment has 144(2) Investment Banking Senior Managing Directors and 40 Equities Senior Managing Directors with expertise and client relationships in a wide variety of industry sectors and a broad geographic reach.
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

(1) Based on Refinitiv data
(2) Senior Managing Director headcount as of December 31, 2024, adjusted to include two additional Investment Banking Senior Managing Directors committed to join in 2025 and to exclude for a known departure of one Investment Banking Senior Managing Director.

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
•Research. Evercore ISI was recognized as the top ranked independent firm by Extel (formerly Institutional Investor) in 2024. We also ranked #1 for analysts among all firms on both a weighted basis (weighted by top-ranked positions) and an unweighted basis.
•Sales. Our sales team delivers research-centric service to more than 1,300 institutional clients in the U.S. and abroad. The team provides access to our macro and fundamental research products and our dedicated sales specialists provide unique sector insights.
•Trading. Our equities trading professionals trade in high- and low-touch equities, options, programs and convertible securities, engaging primarily in agency-only transactions and free of the potential conflicts of interest created by proprietary trading. Our team provides seamless execution, placing our clients’ interests first and executing transactions with efficiency, objectivity and discretion.
•Corporate Access. Our corporate access team develops strategic connectivity between company management teams and investors to maximize the impact of roadshows, field trips, sector and macro strategy conferences.

Other
Our Investment Banking & Equities segment also includes an interest in Seneca Advisors LTDA ("Seneca Evercore"), which is accounted for under the equity method of accounting. Seneca Evercore is an independent corporate advisory firm based in Brazil.
Investment Management
Our Investment Management segment includes wealth management through Evercore Wealth Management L.L.C. ("EWM") and trust services through Evercore Trust Company, N.A. ("ETC"), as well as private equity through investments in entities that manage private equity funds. In 2024, our Investment Management segment generated revenue of $79.6 million, or 3% of our revenues, excluding Other Revenue, net ($67.0 million, or 3%, in 2023 and $64.5 million, or 2%, in 2022).
•Evercore Wealth Management and Evercore Trust Company. Our U.S.-based Evercore Wealth Management serves high-net-worth individuals, foundations and endowments. Clients at EWM and our affiliated trust company, ETC, work directly with dedicated teams to establish distinctive financial objectives to pursue personal, business and legacy goals. As of December 31, 2024, EWM had $13.9 billion of assets under management ("AUM").
•Investments in Affiliates. We also hold an interest in Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), which is accounted for under the equity method of accounting. Atalanta Sosnoff manages large-capitalization U.S. equity and balanced products. We also hold certain interests in entities that manage private equity funds and in the funds they manage.
Our Strategies for Growth
We intend to continue to grow and diversify our businesses, and to further enhance our profile and competitive position, through the following strategies:
•Promote and Recruit Highly Qualified Professionals in our Investment Banking & Equities segment. We intend to continue to promote our most talented professionals in the future, as well as to recruit and promote high-caliber strategic corporate, strategic and capital markets advisory and equity research professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, to extend our reach to sectors or new business lines, product capabilities and geographies that we have identified as particularly attractive and to expand and enhance our client base and coverage model. In 2024, seven Investment Banking Senior Managing Directors, one Investment Banking Senior Advisor and four Equities Senior Managing Directors joined the firm, strengthening our capabilities in Private Capital Markets, Financial Sponsors, Real Estate and Industrial sectors, along with our Sales and Research capabilities and expanding our geographic reach, including into Paris, France. We also hired two Investment Banking Senior Managing Directors in 2024 committed to join in 2025. Of equal importance, following our long-term strategy of developing internal talent, we also promoted seven Investment Banking Managing Directors to Senior Managing Director and one Equities Managing Director to Senior Managing Director in 2024. Additionally, in January 2025, we announced the promotion of 11 Investment Banking Managing Directors to Senior Managing Director. On occasion, additions of professionals may result from the acquisition of boutique independent advisory firms with leading professionals in a market or sector.
•Achieve Organic Growth and Improved Profitability in our Investment Management segment. We are focused on managing our current Investment Management business effectively. We also continue to selectively evaluate opportunities to expand Wealth Management.
Human Capital Management
We are a human capital intensive business and our long-term success is dependent on the number, quality and performance of our people. Our key human capital management objectives are to attract, develop, mentor, promote and retain the most talented professionals in our industry. To support these objectives, we invest substantial time and resources toward the recruitment and retention of people who will adhere to our Core Values and improve our business. We also reward and support employees through competitive pay and benefits programs, facilitate the professional development of our employees through our talent development programs, and promote a strong culture throughout our organization.
With these guiding principles, our Human Capital Group leads our efforts on employment-related matters, including recruiting and hiring, onboarding and training, benefits management, compensation planning, performance management and professional development. Our Board of Directors and its Nominating and Corporate Governance Committee also provide oversight on certain human capital matters.
Some examples of our programs, initiatives and efforts to attract, develop, mentor, promote and retain the most talented professionals in our industry include:
•Recruiting: We continue to strategically invest in our talent base through campus and lateral recruiting as we execute on our long-term growth strategy. Our campus and lateral recruiting organizations take a comprehensive and global approach to sourcing top talent, with a goal of ensuring the Company puts the very best team on the field.
•Talent Development: We view talent development as a key driver of business success.
◦Our training framework involves comprehensive, targeted development designed to support our employees at every level of their careers, including on-the-job training and mentorship.
◦Our programs are primarily leadership-led and follow the apprenticeship model. We are proud that more than 90% of our content was taught by our leaders this year, with nearly 130 professionals serving as faculty across various programs.
◦We also engage in a rigorous performance evaluation process designed to provide our employees with the feedback necessary for their professional development.
◦We conduct employee surveys and leverage our findings to strengthen our culture and improve employee experiences across the firm.
•Health, Safety, Wellness and Benefits: The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees.
◦We offer market competitive and comprehensive health and wellness benefits to our employees and their families and continuously explore ways to support their evolving needs. These programs support our employees' physical, mental and financial health by providing tools and resources to help them manage their health. We offer a choice of several options, where possible, so that our employees can customize their benefits to meet their personal needs.
◦Through the EverWELL program, we promote wellness education and encourage our employees to focus on their overall well-being. We offer various resources including on-site flu and COVID vaccines, on-site health screenings, and in-person and virtual well-being education sessions on financial wellness, healthy lifestyle habits and tools to improve mental resilience.

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
◦During 2024, the Evercore Foundation contributed to organizations that align with its goal of supporting the education and mental health of children and young adults.
◦In addition, through our Evercore Volunteers program, we have continued our firm-wide community service initiatives, which connect our employees with our community partners in order to address immediate needs, support education and improve public spaces.
As of December 31, 2024, we employed approximately 2,380 people (of which approximately 1,900 were employed in Investment Banking & Equities), working in 29 cities around the world. Our global workforce is comprised of approximately 99% full-time and 1% part-time employees. Approximately 1,800 of our employees were employed in the United States (of which approximately 1,400 were employed in Investment Banking & Equities); the remainder were employed outside the United States, primarily in our Investment Banking & Equities segment. We believe our efforts in managing our workforce have been effective, evidenced by our strong culture and talent development.
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
Our investment banking competitors can generally be categorized into two main groups: (1) large universal banks and bulge bracket firms such as Bank of America, Barclays, Citigroup, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS and (2) independent advisory firms such as Centerview, Houlihan Lokey, Lazard, Moelis, Perella Weinberg, PJT Partners and Rothschild, among others. We believe, and our clients have informed us, that advisory firms that also provide acquisition financing, and engage in significant proprietary trading in clients' securities and the management of large private equity funds that often compete with clients can cause such firms to develop interests that may be in conflict with the interests of advisory clients. Since we are able to avoid potential conflicts associated with these types of activities, we believe that we are better able to develop trusted and long-term relationships with our clients than competitors that provide such services. In addition, we have a broader global presence, deeper sector expertise and more diverse capabilities than many of the independent firms. Our equities business is also subject to competition from investment banks and other large and small financial institutions who offer similar services.
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
Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and in the other jurisdictions where we operate. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Evercore Group L.L.C. ("EGL"), a wholly-owned subsidiary of ours through which we conduct our U.S. Investment Banking & Equities business, is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority ("FINRA") and is registered as a broker-dealer in various states and the District of Columbia. EGL is subject to regulation and oversight by the SEC. FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including EGL. The SEC, FINRA, and other regulators in various jurisdictions impose both conduct-based and disclosure-based requirements with respect to our business. State securities regulators and securities exchanges of which EGL is a member also have regulatory or oversight authority over EGL. Our PFG and PCA businesses are also impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds.
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
Our Investment Management business at EWM, as well as our equity method investments, Atalanta Sosnoff and ABS (through July 2024), are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, state and local political contributions, as well as general anti-fraud prohibitions. EWM is also an investment advisor to a mutual fund, which subjects EWM to additional regulations under the Investment Company Act of 1940 (the "1940 Act"). ETC, which is a national trust bank limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC"), is a member bank of the Federal Reserve System and is subject to, among other things, the Patriot Act, the Bank Secrecy Act of 1970, as amended, the Gramm-Leach-Bliley Act of 1999, as amended, other federal banking laws and the state laws in the jurisdictions in which it operates.
United Kingdom
Authorization by the Financial Conduct Authority ("FCA"). The FCA is responsible for regulating Evercore Partners International LLP ("Evercore U.K."), our U.K. Advisory affiliate, and Evercore ISI International Limited ("Evercore ISI U.K."), our U.K. Equities affiliate. The Financial Services and Markets Act 2000 ("FSMA") is the basis for the United Kingdom's ("U.K.") financial services regulatory regime. FSMA is supported by secondary legislation and other rules made under FSMA, including the FCA Handbook of Rules and Guidance. A key FSMA provision is section 19, which contains a "general prohibition" against any person carrying on a "regulated activity" (or purporting to do so) in the U.K., unless they are an authorized or exempt person. It is a criminal offense to breach this general prohibition and certain agreements made in breach may not be enforceable. The "regulated activities" are set out in the FSMA (Regulated Activities) Order 2001 (as amended). Evercore U.K. is authorized to carry out regulated activities with non retail clients, including: advising on investments, arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. Evercore ISI U.K. is also authorized to carry out these activities for non retail clients. As U.K. authorized persons, Evercore U.K. and Evercore ISI U.K. are subject to the FCA's high-level principles for businesses, conduct of business obligations and organizational requirements. The FCA's consumer duty that came into force in July 2023 setting higher level standards for firms under a new FCA principle and rules does not apply to either Evercore U.K. or Evercore ISI U.K. The FCA has extensive powers to supervise and intervene in the affairs of the firms. It can take a range of disciplinary enforcement actions, including public censure, restitution, fines or sanctions and the award of compensation.
FSMA also gives the FCA investigatory and enforcement powers in respect of contraventions of various legacy European Union ("EU") regulations (as implemented into U.K. law following Brexit), including the Market Abuse Regulation, which prohibits insider dealing, unlawful disclosure of inside information and market manipulation. The FCA is also able to prosecute a number of criminal offenses including, among other things, criminal insider dealing under the Criminal Justice Act 1993 and criminal market manipulation under the Financial Services Act 2012.
Regulatory Capital. Regulatory capital requirements form an integral part of the FCA's prudential supervision of FCA authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties') financial stability. The FCA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high-level requirement for firms to have adequate financial resources. On January 1, 2022, the U.K. implemented a new prudential regime for investment firms to replace the then existing application of the Capital Requirements Regulation ("CRR") and fourth Capital Requirements Directive. The U.K. Investment Firm Prudential Regime ("IFPR") is intended to introduce a more appropriate regime for investment firms, which had been regulated under rules designed for banks. Until January 1, 2022, Evercore U.K. and Evercore ISI U.K. were "exempt-CAD firms" and subject only to limited minimum capital requirements. Both firms have changed status under IFPR and are now subject to different and higher capital requirements. The basic minimum capital requirement for each firm will be the higher of its permanent minimum requirement of £75.0 thousand (increased from £50.0 thousand) or an amount equal to one quarter of its annual fixed overhead expenses ("Fixed Overhead Requirement"). Both firms must also comply with the basic liquid asset requirement, which is equivalent to one-third of the Fixed Overhead Requirement. Evercore U.K. and Evercore ISI U.K. must further assess whether additional financial resources are needed to mitigate risks faced by the firms and maintain adequate financial resources beyond the basic requirements as necessary.
Anti-Money Laundering, Counter-Terrorist Financing and Anti-Bribery. The Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (the "Money Laundering Regulations") implemented the Fourth EU Money Laundering Directive ("MLD 4"). MLD 4 is designed to reinforce the efficacy of EU law in countering money laundering and terrorist financing and to ensure that the EU framework is aligned with the International Standards on Combating Money Laundering and the Financing of Terrorism and Proliferation adopted by the Financial Action Task Force in 2012. The Money Laundering Regulations impose numerous obligations on Evercore U.K. and Evercore ISI U.K. (and other "relevant persons"), including, among other things, obligations to take appropriate steps to assess the risks of money laundering and terrorist financing to which the business is subject and to maintain policies, controls and procedures to mitigate and manage the risks identified in the risk assessment. The Fifth EU Money Laundering Directive ("MLD 5"), which was transposed into U.K. law by amending the Money Laundering Regulations, was implemented in the U.K. through the Money Laundering and Terrorist Financing (Amendment) Regulations 2019. The objectives of MLD 5 include, among other things, extending the scope of MLD 4 to include a broader range of market participants (including cryptoasset exchanges and custodian wallet providers), amending customer due diligence requirements for client relationships (including the circumstances in which enhanced due diligence is required) and for transactions involving high risk countries and improved access to beneficial ownership for customer due diligence information.
The Proceeds of Crime Act 2002 and the Terrorism Act 2000 also contain a number of offenses in relation to money laundering and terrorist financing, respectively. Evercore U.K., Evercore ISI U.K. (and potentially other Evercore entities with a 'close connection' to the U.K.) are also subject to the U.K. Bribery Act 2010. It provides for criminal penalties for bribery of, or receipt of a bribe from, public officials, corporations and individuals, as well as for the failure of an organization to prevent a person with whom it is associated from providing bribes to secure a business advantage for the organization or a benefit in the conduct of its business.
Regulatory Framework in the European Union. The U.K. left the EU on January 31, 2020 and on December 31, 2020, the Brexit transitional period came to an end. The U.K and the EU entered into the U.K. - EU Trade and Co-operation Agreement ("TCA") on December 24, 2020. However, the TCA does not presently make provision for financial services firms in the U.K. to access the EU single market. As a result, U.K. firms, including Evercore U.K. and Evercore ISI U.K., do not hold passporting rights to provide cross-border services into the EU and into a number of other members of the European Economic Area ("EEA"), to the extent such services are regulated activities. Evercore has a German subsidiary, Evercore GmbH ("Evercore Germany"), through which regulated activities can be conducted in Germany and in other EU and EEA jurisdictions on a cross-border basis, subject to certain exceptions and in compliance with applicable legal requirements.
In addition, following the U.K.'s exit from the EU, the provisions of the Markets in Financial Instruments Directive and the Markets in Financial Instruments Regulation (together "MiFID") have been on-shored and brought into U.K. law through the European Union (Withdrawal) Act 2018. This provided that EU law directly applicable in the U.K. would form part of U.K. law at the end of the Brexit transitional period and gave powers to the U.K. government to amend this legislation so that it would operate effectively after Brexit. Therefore, Evercore U.K. and Evercore ISI U.K. are subject to broadly the same requirements under the on-shored U.K. MiFID regime, subject to changes put forward in the U.K.'s legislative program.
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
Germany
In Germany, our subsidiary, Evercore Germany, is licensed by the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, or "BaFin") to conduct investment advice and investment brokerage activities in Germany. Evercore Germany has passporting rights to provide cross-border services into the EU which are equivalent to those formerly enjoyed by Evercore U.K. Accordingly, Evercore Germany is authorized to provide the aforementioned services across the EU on a cross-border basis or through passporting local branches, such as operated in Paris, France. Among other requirements, BaFin requires Evercore Germany, as a regulated entity, to comply with capital, liquidity, governance and business conduct requirements, and has a range of supervisory and disciplinary powers which it is able to use in overseeing the activities of the firm. Being a legally dependent part of Evercore Germany, our Paris branch is generally subject to the same regulatory requirements, with the exception that business conduct requirements are governed by the French regulatory regime. This arrangement underscores our strategic approach to leveraging our EU presence, maintaining high standards of regulatory compliance while adapting to the specific requirements of local jurisdictions.
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
As a financial services firm, our businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, terrorism, political uncertainty, supply chain disruptions, uncertainty in the federal fiscal or monetary policy of U.S. or foreign governments, an evolving regulatory environment (and the timing and nature of regulatory reform), climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflicts or other geopolitical events. Unfavorable market or economic conditions, as well as volatility in the financial markets, can materially reduce the demand for our services and present challenges.
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
We also seek to generate greater business from our liability management and restructuring and capital markets services and our Equities business. However, we cannot be certain that we will be able to significantly offset lower revenues from a decline in our M&A activities with increased revenues generated from liability management and restructuring and capital markets services or from our Equities business. Our liability management and restructuring services, which provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers, our capital markets services, which provide corporations and financial sponsors with advice relating to a broad array of financing issues, and our Equities business, which provides equity research and agency securities trading for institutional investors, are smaller than our M&A advisory business and we expect that they will remain that way for the foreseeable future.
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
Our growth strategy is based, in part, on our ability to attract and retain highly skilled and profitable senior professionals across all of our businesses. Accordingly, our senior professionals' expertise, skill, reputation and relationships with clients and potential clients are critical elements in maintaining and expanding our businesses. For example, our Investment Banking & Equities business is dependent on our senior Investment Banking professionals, senior Equities research analysts, traders and executives. In addition, EWM is dependent on its senior portfolio managers and executives. Our professionals possess substantial experience and expertise and strong client relationships. However, they are not obligated to remain employed with us and the market for qualified professionals is highly competitive. In particular, many of our competitors may be able to offer more attractive compensation packages or broader career opportunities. Due to this competition, we may also face difficulties in, or increases in the cost of, recruiting and retaining professionals of a caliber consistent with our business strategy.
If any of these personnel were to retire, join an existing competitor, form a competing company or otherwise leave us, it could jeopardize our relationships with clients and result in the loss of client engagements and revenues. The departure of a number of senior professionals, including our executive officers, could have a material adverse effect on our business, financial condition and results of operations. Although we have entered into restrictive covenant agreements with certain senior professionals, there is no guarantee that these agreements provide sufficient incentives or protections to prevent our professionals from resigning to join our competitors or that the restrictive covenant agreements would be upheld if we were to seek to enforce our rights. Recent regulatory initiatives and state laws have sought to limit the enforceability of such arrangements. For example, several states have enacted or proposed legislation limiting the enforceability of restrictive covenant agreements.
Certain aspects of our cost structure are largely fixed, and we may incur costs associated with new or expanded lines of business, or our entry into new geographic regions, prior to these lines of business or regions generating significant revenue. If our revenue declines or fails to increase commensurately with the expenses associated with new or expanded lines of business or regions, our profitability may be materially adversely affected.
We may incur costs associated with new or expanded lines of business, or our entry into new geographic regions, including guaranteed or fixed compensation costs, prior to these lines of business generating significant revenue. In addition, certain aspects of our cost structure, such as costs for occupancy and equipment rentals, communication and information technology services, and depreciation and amortization are largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue. If our revenue declines, or fails to increase commensurately with the expenses associated with new or expanded lines of business or regions, our profitability may be materially adversely affected.
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
We earn a majority of our revenue from advisory engagements, and, in most cases, we are not paid until the successful consummation of the transactions. As a result, our Investment Banking & Equities revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target's business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a liability management and restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, we often do not receive any advisory fees other than the reimbursement of certain out-of-pocket expenses, despite the fact that we have devoted considerable resources to these transactions.
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
In addition, the U.S. regulators and enforcement agencies, including the U.S. Department of Justice and the SEC, continue to focus on anti-money laundering laws and anti-corruption laws, and the United Kingdom and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance with anti-bribery, anti-money laundering, anti-corruption and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that any of our employees have violated these laws (or similar laws of other jurisdictions in which we do business) could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business, financial position or results of operations.
The financial services industry faces substantial litigation and regulatory risks, and we may face damage to our professional reputation and legal liability.
Allegations against us of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether or not valid, may harm our reputation. Moreover, our role as advisor to our clients on important mergers and acquisitions or liability management and restructuring transactions often involves complex analysis and the exercise of professional judgment, including, in certain circumstances, rendering fairness opinions in connection with mergers and other transactions.
Particularly in highly volatile markets, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors and underwriters can be significant. Our business is also subject to regulation in the countries in which it operates. As this regulatory environment continues to change (in some cases potentially significantly) it is difficult to assess future litigation and regulatory risks. Regulatory changes make it harder for our clients to estimate future potential losses that may be incurred. Our advisory and underwriting activities may subject us to the risk of significant legal liability to our clients and third parties, including our clients' stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In addition, a portion of our advisory fees are obtained from liability management and restructuring clients, and often these clients do not have sufficient resources to indemnify us for costs and expenses associated with third-party subpoenas and direct claims, to the extent such claims are not barred as part of the reorganization process. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. These indemnities also are dependent on our client's capacity to pay the amounts claimed. As a result, we may incur significant legal expenses in defending against litigation. In our Investment Management business, we make investment decisions on behalf of our clients that could result in substantial losses. This also may subject us to the risk of legal liability or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or legal expenses incurred in defending against litigation could materially adversely affect our business, financial condition, operating results or liquidity or cause significant reputational harm to us, which could seriously harm our business.
We may face damage to our professional reputation if our services are not regarded as satisfactory or for other reasons.

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients and talent. As a result, if a client is not satisfied with our services, it may be more damaging to our business than in other businesses. Our reputation could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failures by us or our employees to provide satisfactory services or to comply with applicable laws, rules or regulations, errors in our public reports, perceptions of our environmental, social and governance practices or business selection (including client selection), or the public announcement and potential publicity surrounding any of these events, even if inaccurate, satisfactorily addressed, or even if no violation or wrongdoing actually occurred, could adversely impact our reputation, our relationships with clients, our ability to negotiate joint ventures and strategic alliances, and our ability to attract and retain talent, any of which could have an adverse effect on our financial condition and results of operations.
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
We face various cybersecurity risks related to our businesses on a day-to-day basis. We rely heavily on financial, accounting, communication and other data processing systems to securely process, transmit, and store sensitive and confidential client information, and communicate among our locations around the world and with our staff, clients, partners, and vendors. We also depend on third-party software and programs, as well as cloud-based storage platforms as part of our operations. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our, or their, control. In addition, we are also exposed to fourth-party cybersecurity risk from vendors, suppliers or attackers of our third-party vendors. The increased use of mobile technologies, artificial intelligence and remote working arrangements heighten these and other operational risks.
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
As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of personal data, including those related to compliance with U.S. and foreign data protection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such personal data. These laws and regulations are increasing in complexity and number and the burden of our compliance with them is growing. For example, the General Data Protection Regulation ("GDPR"), which applies across the EU and the U.K., imposes stringent requirements regarding the processing of personal data. Failure to meet the GDPR requirements could, in serious cases, result in penalties of up to four percent of annual worldwide revenue turnover. Several other jurisdictions, including in the United States, have also adopted or are considering similar legislation. For example, the California Consumer Privacy Act provides data privacy rights for consumers and privacy related operational requirements for companies and similar data privacy laws have been enacted in other states, which may increase our compliance costs.

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
We operate in businesses that are highly dependent on proper processing of financial transactions. In our Equities business, and our Wealth Management business in particular, we must consistently and reliably obtain securities pricing information, properly execute and process client transactions and provide reports and other customer service to our clients. Our trading activities present opportunities for trade errors and other operational errors in connection with the processing of transactions. The occurrence of trade or other operational errors or the failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We also rely on third-party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our businesses.
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
Our ability to make scheduled payments on, or to refinance, our debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness, including our senior notes (the "Private Placement Notes") described in Note 13 to our consolidated financial statements and other indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, including the principal and semi-annual interest payments noted above, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Private Placement Notes and other contractual commitments.

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
Goodwill, other intangible assets, equity method investments and other investments represent a portion of our assets. We assess these assets at least annually for impairment, however, we may need to perform impairment tests more frequently if events or circumstances occur, that indicate the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. The valuation of our reporting units, long-lived intangible assets, equity method investments or other investments requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, long-lived intangible assets, equity method investments or other investments, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill, long-lived intangible assets, equity method investments and other investments may be impaired in future periods.
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
A change in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could result in an audit adjustment to tax-related liabilities, or revaluation of our net deferred tax assets that may cause our effective tax rate and/or and tax liabilities to be higher than what is currently presented in the consolidated financial statements.
As part of the process of preparing our consolidated financial statements, we are required to estimate income and other taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for these taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In some cases, this process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains and losses on long-term investments and depreciation. Our effective tax rate and tax liabilities are based on the application of current tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to our facts and circumstances can be open to interpretation. Management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities. However, the tax authorities could challenge our interpretation, resulting in additional tax liability or adjustment to our tax provision that could increase our effective tax rate or tax-related liabilities. For example, a recent interpretation reached by a judicial authority has challenged the employment tax treatment of partnership members. While that challenge remains subject to a judicial review process, and we and our subsidiaries are not a party to the proceedings, the ultimate outcome may impact our tax position. In addition, tax laws, regulations or treaties newly enacted or enacted in the future, or interpretations of the Tax Cuts and Jobs Act, or other tax laws, may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate.
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
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking & Equities clients for advisory and underwriting services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Our Advisory Fees and Underwriting Fees in the aggregate accounted for 90%, 88% and 90% of our revenues, excluding Other Revenue, net, in 2024, 2023 and 2022, respectively. We expect that we will continue to rely on advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in advisory engagements, or the market for advisory services, would adversely affect our business.

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
If the number of debt defaults or bankruptcies declines or other factors affect the demand for our liability management and restructuring services, our liability management and restructuring revenue could be adversely affected.

We provide financial advice and investment banking services to companies in financial transition, as well as to creditors, shareholders and potential acquirers of such companies. Our services may include reviewing and analyzing the business, financial condition and prospects of the company or providing advice on strategic transactions, capital raising or liability management and restructurings. We also may provide advisory services to companies that have sought, or are planning to seek, protection under Chapter 11 of the U.S. Bankruptcy Code or other similar processes in non-U.S. jurisdictions. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing liability management and restructuring advisory services entails the risk that the transaction will be unsuccessful, or take considerable time, and be subject to a bankruptcy court's authority to disallow or discount our fees. If the number of debt defaults or bankruptcies declines, or other factors affect the demand for our liability management and restructuring advisory services, our liability management and restructuring business would be adversely affected.
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
In 2024, we earned 24% of our Total Revenues, excluding Other Revenue, and 25% of our Investment Banking & Equities Revenues from clients located outside of the United States. Generally, we intend to grow our non-U.S. business, and this growth is critical to our overall success. Many of our large Investment Banking & Equities clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include, but are not limited to, greater difficulties managing and staffing foreign operations; language and cultural differences; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers; restrictions on travel; greater difficulties in collecting accounts receivable; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; less stable political and economic environments; civil disturbances or other catastrophic events that reduce business activity; disasters or other business continuity problems, such as pandemics, other man-made or natural disaster or disruption involving electronic communications or other services; and international trade issues.
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
As of December 31, 2024, there were certain vested LP Units held by some of our Senior Managing Directors and former employees that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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
The Company is a holding company and has no material assets other than its ownership of partnership units of Evercore LP. The Company has no independent means of generating revenue. We intend to cause Evercore LP to make distributions to its partners in an amount sufficient to cover all applicable taxes payable, other expenses and dividends, if any, declared by us.
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
As of December 31, 2024, regulated subsidiaries of Evercore LP had $1.24 billion of cash and cash equivalents and investment securities. Amounts held in regulated entities may be subject to advance notification requirements to, or regulatory approval from, their relevant regulatory body prior to distribution, which could delay or restrict access to such capital.
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
Further, as part of annual bonuses and incentive compensation, we award restricted stock units ("RSUs") to employees, as well as to new hires. Each RSU represents the holder's right to receive one share of our Class A common stock following the applicable vesting date. Should we issue RSUs in excess of the amount remaining as authorized for issuance under the Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan, these awards would be accounted for as liability awards, with changes in the fair value of these awards reflected as compensation expense until authorization is obtained.
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
Management
On a day-to-day basis, our CISO leads our cybersecurity program with support from senior leadership. Our Information Security program is a bespoke program created for the Company and is guided by the National Institute of Standards and Technology (NIST) Cybersecurity Framework. The Information Security team is composed of three core functional areas, which work collaboratively to keep our assets secure:
•Governance, Risk, & Administration. Responsible for setting policy, maintaining and conducting risk assessments, ensuring regulatory compliance in partnership with our legal and compliance team, coordinating audits, evaluating new technology platforms, and overseeing the Company’s data governance, vendor risk management, and training programs.
•Security Operations. Responsible for monitoring our security posture on an ongoing basis, including alert response and escalation. This team is supported by a third-party security firm that serves as the Company’s Security Operations Center and performs continuous monitoring of security across the enterprise.
•Security Architecture. Responsible for managing and maintaining security systems and identity management programs, as well as performing security reviews for key technology platforms.
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
Our Enterprise Information Security Policy contains existing controls to protect information systems (and the data hosted within) and to educate personnel as to the proper use, disclosure, modification, or destruction of that data. The Policy is further intended to reasonably protect our systems and data against internal and external threats that could impact it. We periodically review this Policy for improvements and request each account user to read and attest to the Policy as updates are made. We employ a Defense-in-Depth approach to information security, which includes adoption of network perimeter, endpoint, and end-user controls in accordance with the Policy. We are focused on improvement of our security posture; we are periodically assessed by internal and external audits, as well as third-party security experts, such that our program continues to address and respond to evolving threats.
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

Incident Response Plan
We have adopted an Incident Response Plan to provide a formal framework for responding to cybersecurity incidents. The overall purpose of the framework is to provide procedures designed to protect and preserve the availability, integrity and confidentiality of the Company’s information and network assets, regardless of format. The plan was designed with the objective of performing timely investigations and assessments of the severity of the incidents (including the sensitivity of the information compromised), taking all appropriate measures to contain and control damage to customers resulting from the incident, returning to normal operating conditions as quickly as possible, and taking appropriate steps to comply with our legal and regulatory obligations, including our disclosure obligations under the securities laws.
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
Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol "EVR." At the close of business on February 12, 2025, there were 34 Class A common stockholders of record. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners.
There is no trading market for the Evercore Inc. Class B common stock. As of February 12, 2025, there were 46 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.80 per share of Class A common stock for the quarters ended December 31, 2024, September 30, 2024 and June 30, 2024, $0.76 per share for the quarters ended March 31, 2024, December 31, 2023, September 30, 2023 and June 30, 2023 and $0.72 per share for the quarter ended March 31, 2023.
We pay dividend equivalents, in the form of deferred cash dividends or unvested RSU awards, concurrently with the payment of dividends to the holders of Class A common shares, on all unvested and vested RSU grants. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
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
We are a holding company and have no material assets other than our ownership of partnership units of Evercore LP. We intend to cause Evercore LP to make distributions to us in an amount sufficient to cover dividends, if any, declared by us and tax distributions. If Evercore LP makes such distributions, the limited partners of Evercore LP may be entitled to receive equivalent distributions from Evercore LP on their partnership units.
Recent Sales of Unregistered Securities
None

Share Repurchases for the period January 1, 2024 through December 31, 2024

2024	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 1 to January 31	9,470	$165.25	—	5,575,169
February 1 to February 29	1,473,367	177.09	553,588	5,021,581
March 1 to March 31	4,352	187.12	—	5,021,581
Total January 1 to March 31	1,487,189	$177.04	553,588	5,021,581

April 1 to April 30	137,713	$183.99	135,910	4,885,671
May 1 to May 31	147,667	188.63	132,290	4,753,381
June 1 to June 30	4,963	200.71	—	4,753,381
Total April 1 to June 30	290,343	$186.63	268,200	4,753,381

July 1 to July 31	159,671	$244.89	144,562	4,608,819
August 1 to August 31	261,705	230.39	252,190	4,356,629
September 1 to September 30	4,116	244.15	—	4,356,629
Total July 1 to September 30	425,492	$235.96	396,752	4,356,629

October 1 to October 31	96,614	$264.50	94,355	4,262,274
November 1 to November 30	678	270.01	—	4,262,274
December 1 to December 31	10,860	309.51	—	4,262,274
Total October 1 to December 31	108,152	$269.06	94,355	4,262,274

Total January 1 to December 31	2,311,176	$193.40	1,312,895	4,262,274
(1)Includes the repurchase of 933,601, 22,143, 28,740 and 13,797 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, respectively.
(2)Excludes excise tax levied on share repurchases, net of issuances.
(3)On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A common stock ("Class A Shares") and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

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
Investment Banking & Equities. Our Investment Banking & Equities segment earns fees from its clients for providing advice on mergers, acquisitions, divestitures, capital raising, leveraged buyouts, liability management and restructurings, private funds advisory and private capital markets services, activism and defense and similar corporate finance matters, and from underwriting and private placement activities, as well as commissions, fees and principal revenues from research and sales and trading activities. The amount and timing of the fees paid vary by the type of engagement or services provided. In general, advisory fees are paid at the time we sign an engagement letter, during the course of the engagement or when an engagement is completed. The majority of our revenue consists of advisory fees for which realizations are dependent on the successful completion of client transactions. A transaction can fail to be completed for many reasons which are outside of our control, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing, to achieve necessary regulatory approvals, or due to adverse market conditions. In the case of bankruptcy engagements, fees may be subject to court approval. Underwriting fees are recognized when the offering has been deemed to be completed and placement fees are generally recognized at the time of the client's acceptance of capital or capital commitments. Commissions and Related Revenue includes commissions, which are recorded on a trade-date basis or, in the case of payments under commission sharing arrangements, on the date earned. Commissions and Related Revenue also includes subscription fees for the sale of research, as well as revenues from trades primarily executed on a riskless principal basis. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) and recognized as revenue over the remaining subscription period.
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
Transaction-Related Client Reimbursements. In our Investment Banking & Equities segment, we incur various transaction-related expenditures, such as travel expenses and professional fees, in the course of performing our services. Pursuant to the engagement letters with our advisory clients, these expenditures may be reimbursable. We define these expenses, which are associated with revenue activities earned over time, as transaction-related expenses and record such expenditures as incurred and record revenue when it is determined that clients have an obligation to reimburse us for such transaction-related expenses. Client expense reimbursements are recorded as revenue on the Consolidated Statements of Operations on the later of the date an engagement letter is executed or the date we pay or accrue the expense.

Other Revenue and Interest Expense. Other Revenue includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including our investment funds (which are used as an economic hedge against our deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•Gains on the sale of our interests in ABS in 2024 and 2022. See Note 10 to our consolidated financial statements for further information
•A loss related to the release of cumulative foreign exchange losses resulting from the redemption of our interest in Luminis in 2024. See Note 10 to our consolidated financial statements for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments
•Realized and unrealized gains and losses on interests in private equity funds which we do not manage
•Adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Interest Expense includes interest expense associated with our Notes Payable and lines of credit.
Expenses
Employee Compensation and Benefits. We include all payments for services rendered by our employees, as well as profits interests in our businesses that have been accounted for as compensation, in employee compensation and benefits expense.
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
In January 2022, 2023 and 2024, our Board of Directors approved the issuance of Class L Interests of Evercore LP ("Class L Interests") to certain of our named executive officers, pursuant to which the named executive officers receive a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2023, 2024 and 2025, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2022, 2023 and 2024, respectively. Following the distributions, the Class

L Interests are cancelled pursuant to their terms. We record expense equal to the amount of these distributions in Employee Compensation and Benefits on the Consolidated Statements of Operations and reflect accrued liabilities related to these distributions in Accrued Compensation and Benefits on the Consolidated Statements of Financial Condition.
In January 2025, our Board of Directors approved the issuance of Class L Interests to certain of our named executive officers, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2026. Distributions pursuant to these interests are anticipated to be made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2025.
Our Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan", which ended on December 31, 2020) and January 1, 2021 (the "2021 Long-term Incentive Plan", which ended on December 31, 2024). The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan we made cash distributions in 2023, 2022 and 2021. Amounts accrued pursuant to the 2021 Long-term Incentive Plan may be paid, in cash or Class A Shares, at our discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award.
We intend to issue a new Long-term Incentive Plan in 2025.
From time to time, we also grant incentive awards to certain individuals which include both performance and service-based vesting requirements and, in certain awards, market-based requirements. These include Class I-P Units of Evercore LP ("Class I-P Units"), Class K-P Units of Evercore LP ("Class K-P Units") and certain RSU awards. In March 2022, the Class I-P Units converted to Class I LP Units. See Note 18 to our consolidated financial statements for further information.
We believe that the ratio of Employee Compensation and Benefits Expense to Net Revenues is an important measure to assess the annual cost of compensation relative to performance and provides a meaningful basis for comparison of compensation and benefits expense between present, historical and future years.
Non-Compensation. Our Non-Compensation expenses include costs for occupancy and equipment rental, professional fees, travel and related expenses, communications and information technology services, depreciation and amortization, execution, clearing and custody fees and other operating expenses.
Special Charges, Including Business Realignment Costs. Special Charges, Including Business Realignment Costs, reflect the following:
•2024 – Expenses related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest
•2023 – Expenses related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico
•2022 – Expenses related to charges associated with the prepayment of our 5.23% Series B senior notes originally due March 30, 2023 (the "Series B Notes"), as well as certain professional fees, separation benefits and other charges related to the wind-down of our operations in Mexico
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in Atalanta Sosnoff, Seneca Evercore, ABS (through July 2024) and Luminis (through September 2024) are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations. See Note 10 to our consolidated financial statements for further information.
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

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2024 and 2023. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Years Ended December 31,			Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$2,440,605	$1,963,857	$2,392,990	24%	(18%)
Underwriting Fees	157,067	111,016	122,596	41%	(9%)
Commissions and Related Revenue	214,045	202,789	206,207	6%	(2%)
Asset Management and Administration Fees	79,550	67,041	64,483	19%	4%
Other Revenue, Including Interest and Investments	105,094	97,963	(7,378)	7%	NM
Total Revenues	2,996,361	2,442,666	2,778,898	23%	(12%)
Interest Expense	16,768	16,717	16,850	—%	(1%)
Net Revenues	2,979,593	2,425,949	2,762,048	23%	(12%)
Expenses
Employee Compensation and Benefits	1,974,036	1,656,875	1,697,519	19%	(2%)
Non-Compensation(1)	471,338	407,018	365,361	16%	11%
Special Charges, Including Business Realignment Costs	7,305	2,921	3,126	150%	(7%)
Total Expenses	2,452,679	2,066,814	2,066,006	19%	—%
Income Before Income from Equity Method Investments and Income Taxes	526,914	359,135	696,042	47%	(48%)
Income from Equity Method Investments	6,231	6,655	7,999	(6%)	(17%)
Income Before Income Taxes	533,145	365,790	704,041	46%	(48%)
Provision for Income Taxes	115,408	80,567	172,626	43%	(53%)
Net Income	417,737	285,223	531,415	46%	(46%)
Net Income Attributable to Noncontrolling Interest	39,458	29,744	54,895	33%	(46%)
Net Income Attributable to Evercore Inc.	$378,279	$255,479	$476,520	48%	(46%)
Diluted Weighted Average Shares of Class A Common Stock Outstanding	41,646	40,099	41,037	4%	(2%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$9.08	$6.37	$11.61	43%	(45%)

(1)Non-Compensation expenses are as follows:

	For the Years Ended December 31,			Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$90,953	$84,329	$78,437	8%	8%
Professional Fees	135,726	108,801	108,288	25%	—%
Travel and Related Expenses	79,446	64,527	50,183	23%	29%
Communications and Information Services	81,474	71,603	62,642	14%	14%
Depreciation and Amortization	24,468	24,348	27,713	—%	(12%)
Execution, Clearing and Custody Fees	13,211	12,275	10,345	8%	19%
Other Operating Expenses	46,060	41,135	27,753	12%	48%
Total Non-Compensation	$471,338	$407,018	$365,361	16%	11%
2024 versus 2023
Net Income Attributable to Evercore Inc. was $378.3 million in 2024, an increase of $122.8 million, or 48%, compared to $255.5 million in 2023. The changes in our operating results during these years are described below.
Net Revenues were $2.98 billion in 2024, an increase of $553.6 million, or 23%, versus Net Revenues of $2.43 billion in 2023. Advisory Fees increased $476.7 million, or 24%, Underwriting Fees increased $46.1 million, or 41%, and Commissions and Related Revenue increased $11.3 million, or 6%, compared to 2023. Asset Management and Administration Fees increased $12.5 million, or 19%, compared to 2023. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, was $105.1 million in 2024, an increase of $7.1 million, or 7%, versus $98.0 million in 2023, primarily reflecting higher interest income, as well as higher performance of our investment funds portfolio. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Employee Compensation and Benefits Expense was $1.97 billion in 2024, an increase of $317.2 million, or 19%, versus $1.66 billion in 2023. The increase in the amount of compensation recognized in 2024 principally reflects a higher accrual for incentive compensation, higher base salaries and higher compensation expense related to senior new hires. As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66.3% in 2024, compared to 68.3% in 2023.
Non-compensation expenses were $471.3 million in 2024, an increase of $64.3 million, or 16%, versus $407.0 million in 2023. The increase was primarily driven by an increase in professional fees and travel and related expenses, largely due to higher levels of business activity and increased headcount, as well as an increase in communications and information services, principally reflecting higher expenses associated with license fees and research services in 2024. The increase was also driven by an increase in occupancy and rental expense, primarily related to an increase in office space in New York. Non-Compensation expenses per employee were approximately $204.5 thousand for 2024, versus $186.3 thousand for 2023, a 10% increase.
Special Charges, Including Business Realignment Costs, of $7.3 million in 2024 related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest. See Note 10 to our consolidated financial statements for further information. Special Charges, Including Business Realignment Costs, of $2.9 million in 2023 related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.
Income from Equity Method Investments was $6.2 million in 2024, a decrease of $0.4 million, or 6%, versus $6.7 million in 2023, reflecting the sale of the remaining portion of our interest in ABS in 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff, Luminis and Seneca Evercore in 2024. See Note 10 to our consolidated financial statements for further information.
The provision for income taxes in 2024 was $115.4 million, which reflected an effective tax rate of 21.6%. The provision for income taxes in 2023 was $80.6 million, which reflected an effective tax rate of 22.0%. The provision for income taxes in

2024 and 2023 principally reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $35.1 million and $13.7 million, respectively, which resulted in a reduction in the effective tax rate of 6.6 and 3.7 percentage points in 2024 and 2023, respectively. This was partially offset by an increase in non-deductible expenses and state and local apportionment adjustments.
Net Income Attributable to Noncontrolling Interest was $39.5 million in 2024, compared to $29.7 million in 2023. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income at both Evercore LP and EWM in 2024. See Note 16 to our consolidated financial statements for further information.
For a discussion of 2023 versus 2022, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2023.
Impairment of Assets
Goodwill
At both November 30, 2024 and 2023, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), we performed our annual Goodwill impairment assessment with respect to each of our reporting units and concluded that the fair value of our reporting units substantially exceeded their carrying values.
For a discussion of 2022, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impairment of Assets" in our Form 10-K for the year ended December 31, 2023.
Other Assets
We recorded no impairment charges for the years ended December 31, 2024 and 2023. For a discussion of 2022, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impairment of Assets" in our Form 10-K for the year ended December 31, 2023.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Years Ended December 31,			Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$2,440,605	$1,963,857	$2,392,990	24%	(18%)
Underwriting Fees	157,067	111,016	122,596	41%	(9%)
Commissions and Related Revenue	214,045	202,789	206,207	6%	(2%)
Other Revenue, net(1)(2)	86,772	78,281	(25,668)	11%	NM
Net Revenues	2,898,489	2,355,943	2,696,125	23%	(13%)
Expenses
Employee Compensation and Benefits	1,927,928	1,617,449	1,658,076	19%	(2%)
Non-Compensation(4)	456,257	393,308	351,837	16%	12%
Special Charges, Including Business Realignment Costs	7,305	2,921	3,126	150%	(7%)
Total Expenses	2,391,490	2,013,678	2,013,039	19%	—%
Operating Income	506,999	342,265	683,086	48%	(50%)
Income from Equity Method Investments(3)	1,073	620	1,217	73%	(49%)
Pre-Tax Income	$508,072	$342,885	$684,303	48%	(50%)
(1)Includes interest expense on Notes Payable and lines of credit of $16.8 million, $16.7 million and $16.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Includes a loss of $0.7 million for the year ended December 31, 2024, related to the release of cumulative foreign exchange losses resulting from the redemption of our interest in Luminis.
(3)Equity in Seneca Evercore and Luminis (through September 2024) is classified within Income from Equity Method Investments.
(4)Non-Compensation expenses are as follows:

	For the Years Ended December 31,			Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$88,604	$82,180	$76,317	8%	8%
Professional Fees	130,397	104,099	103,378	25%	1%
Travel and Related Expenses	78,519	63,798	49,588	23%	29%
Communications and Information Services	78,555	68,937	60,181	14%	15%
Depreciation and Amortization	24,141	23,943	26,976	1%	(11%)
Execution, Clearing and Custody Fees	11,487	10,724	8,813	7%	22%
Other Operating Expenses	44,554	39,627	26,584	12%	49%
Total Non-Compensation	$456,257	$393,308	$351,837	16%	12%

The following table summarizes Evercore statistics for the years ended December 31, 2024, 2023 and 2022.

	For the Years Ended December 31,			Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(1)	748	666	651	12%	2%
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(1)	457	378	409	21%	(8%)
Total Number of Underwriting Transactions(1)	65	47	49	38%	(4%)
Total Number of Underwriting Transactions as a Bookrunner(1)	55	43	44	28%	(2%)
(1) Includes Equity and Debt Underwriting Transactions. Our Advisory statistics include M&A activity as well as other advisory assignments undertaken by the firm. See Item 1. "Business" in this Form 10-K for a description of Evercore's Investment Banking capabilities.
Investment Banking & Equities Results of Operations
2024 versus 2023
Net Revenues were $2.90 billion in 2024, an increase of $542.5 million, or 23%, versus $2.36 billion in 2023. The increase in revenues from 2023 was primarily driven by an increase of $476.7 million, or 24%, in Advisory Fees, reflecting an increase in revenue earned from large transactions and an increase in the number of advisory fees earned during 2024 across both M&A and non-M&A assignments. Underwriting Fees increased $46.1 million, or 41%, compared to 2023, reflecting an increase in the number of transactions we participated in during 2024. Commissions and Related Revenue increased $11.3 million, or 6%, compared to 2023, primarily reflecting higher trading commissions and subscription fees. Other Revenue, net, increased $8.5 million, or 11%, compared to 2023, primarily reflecting higher interest income, as well as higher performance of our investment funds portfolio. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Employee Compensation and Benefits Expense was $1.93 billion in 2024, an increase of $310.5 million, or 19%, versus $1.62 billion in 2023. The increase in the amount of compensation recognized in 2024 principally reflects a higher accrual for incentive compensation, higher base salaries and higher compensation expense related to senior new hires.
Non-compensation expenses were $456.3 million in 2024, an increase of $62.9 million, or 16%, versus $393.3 million in 2023. Non-compensation expenses increased from the prior year, primarily driven by an increase in professional fees and travel and related expenses, largely due to higher levels of business activity and increased headcount, as well as an increase in communications and information services, principally reflecting higher expenses associated with license fees and research services in 2024.
Special Charges, Including Business Realignment Costs, of $7.3 million in 2024 related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest. See Note 10 to our consolidated financial statements for further information. Special Charges, Including Business Realignment Costs, of $2.9 million in 2023 related to the write-off of non-recoverable assets in connection with the wind-down of our operations in Mexico.
For a discussion of 2023 versus 2022, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2023.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$79,550	$67,041	$64,483	19%	4%
Other Revenue, net(1)	1,554	2,965	1,440	(48%)	106%
Net Revenues	81,104	70,006	65,923	16%	6%
Expenses
Employee Compensation and Benefits	46,108	39,426	39,443	17%	—%
Non-Compensation(3)	15,081	13,710	13,524	10%	1%
Total Expenses	61,189	53,136	52,967	15%	—%
Operating Income	19,915	16,870	12,956	18%	30%
Income from Equity Method Investments(2)	5,158	6,035	6,782	(15%)	(11%)
Pre-Tax Income	$25,073	$22,905	$19,738	9%	16%
(1)Includes gains of $0.6 million and $1.3 million for the years ended December 31, 2024 and 2022, respectively, resulting from the sale of our interests in ABS.
(2)Equity in Atalanta Sosnoff and ABS (through July 2024) is classified as Income from Equity Method Investments.
(3)Non-Compensation expenses are as follows:

	For the Years Ended December 31,			Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$2,349	$2,149	$2,120	9%	1%
Professional Fees	5,329	4,702	4,910	13%	(4%)
Travel and Related Expenses	927	729	595	27%	23%
Communications and Information Services	2,919	2,666	2,461	9%	8%
Depreciation and Amortization	327	405	737	(19%)	(45%)
Execution, Clearing and Custody Fees	1,724	1,551	1,532	11%	1%
Other Operating Expenses	1,506	1,508	1,169	—%	29%
Total Operating Expenses	$15,081	$13,710	$13,524	10%	1%
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III") and Glisco Capital Partners IV, L.P. ("Glisco IV", and together with Glisco II and Glisco III, the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic Capital Partners Associates IV, L.P. and Trilantic Capital Partners V, L.P. In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of December 31, 2024, there was no previously distributed carried interest received from the funds subject to repayment.
•We also hold interests in Atalanta Sosnoff and ABS (through July 2024) that are accounted for under the equity method of accounting. The results of these investments are included within Income from Equity Method Investments. During 2024 and 2022, we sold our interests in ABS. See Note 10 to our consolidated financial statements for further information.

Assets Under Management
AUM in our Wealth Management business of $13.9 billion at December 31, 2024 increased $1.6 billion, or 13%, compared to $12.3 billion at December 31, 2023. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 77% and 76% of Level 1 investments, 19% and 20% of Level 2 investments and 4% and 4% of Level 3 investments as of December 31, 2024 and 2023, respectively.
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
The following table summarizes AUM activity for Wealth Management for the years ended December 31, 2024 and 2023:

(dollars in millions)
Balance at December 31, 2022	$10,537
Inflows	965
Outflows	(1,000)
Market Appreciation	1,770
Balance at December 31, 2023	$12,272
Inflows	1,241
Outflows	(1,043)
Market Appreciation	1,428
Balance at December 31, 2024	$13,898

Unconsolidated Affiliates - Balance at December 31, 2024:
Atalanta Sosnoff	$8,498
The following table represents the composition of AUM for Wealth Management as of December 31, 2024:

Equities	66%
Fixed Income	19%
Liquidity(1)	10%
Alternatives	5%
Total	100%
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
In 2024, AUM for Wealth Management increased 13%, reflecting an 11% increase due to market appreciation and a 2% increase due to flows. Performance for 2024 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 11% and 5%, respectively
•Wealth Management outperformed the fixed income composite on a 1 and 3-year basis by approximately 1% and 0.5%, respectively
•The S&P 500 was up approximately 25% and the fixed income composite was down approximately 0.2%
In 2023, AUM for Wealth Management increased 16%, primarily reflecting an increase due to market appreciation. Performance for 2023 reflected:
•Wealth Management outperformed the S&P 500 on a 1-year basis by approximately 2% and lagged the S&P 500 on a 3-year basis by approximately 1%
•Wealth Management lagged the fixed income composite on a 1-year basis by approximately 0.1% and outperformed the fixed income composite on a 3-year basis by approximately 0.1%
•The S&P 500 and fixed income composite were up approximately 26% and 4%, respectively, compared to the prior year
AUM from our unconsolidated affiliates decreased 41% compared to December 31, 2023, reflecting the sale of our remaining interest in ABS during 2024. This decrease was partially offset by an increase in Atalanta Sosnoff, which increased 14% compared to December 31, 2023.
2024 versus 2023
Net Revenues were $81.1 million in 2024, an increase of $11.1 million, or 16%, versus $70.0 million in 2023. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $12.5 million, or 19%, from 2023, as associated AUM increased 13%, primarily from market appreciation.
Employee Compensation and Benefits Expense was $46.1 million in 2024, an increase of $6.7 million, or 17%, versus $39.4 million in 2023, primarily reflecting a higher accrual for incentive compensation.
Non-Compensation expenses were $15.1 million in 2024, an increase of $1.4 million, or 10%, versus $13.7 million in 2023, primarily driven by an increase in professional fees and communications and information services, as well as an increase in travel and related expenses in 2024.
Income from Equity Method Investments decreased $0.9 million, or 15%, from 2023, driven by the sale of the remaining portion of our interest in ABS in 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff in 2024. See Note 10 to our consolidated financial statements for further information.
For a discussion of 2023 versus 2022, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2023.
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

	For the Years Ended December 31,
	2024	2023	2022

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$417,737	$285,223	$531,415
Non-cash charges	595,250	527,724	561,678
Other operating activities	(24,836)	(354,993)	(561,717)
Operating activities	988,151	457,954	531,376
Investing activities	(67,431)	15,621	313,303
Financing activities	(628,552)	(557,231)	(735,568)
Effect of exchange rate changes	(15,545)	17,017	(24,281)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	276,623	(66,639)	84,830
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	605,484	672,123	587,293
End of Period	$882,107	$605,484	$672,123
2024. Cash, Cash Equivalents and Restricted Cash were $882.1 million at December 31, 2024, an increase of $276.6 million versus Cash, Cash Equivalents and Restricted Cash of $605.5 million at December 31, 2023. Operating activities resulted in a net inflow of $988.2 million, primarily related to earnings. Cash of $67.4 million was used by investing activities, primarily related to net purchases of investment securities and certificates of deposit and purchases of equipment and leasehold improvements, partially offset by proceeds received from the sale of the remaining portion of our interest in ABS during 2024. Financing activities during the period used cash of $628.6 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, the payment of dividends and distributions made to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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
For a discussion of 2022, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows" in our Form 10-K for the year ended December 31, 2023.
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

Elevated interest rates and heightened geopolitical tensions, including escalating military tensions and evolving regulatory and banking environments, have contributed to an elongation of the timing of transaction closings in 2024. While the environment is gradually improving, we will continue to assess the potential ongoing impacts of these factors, including the regular monitoring of our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations. See "Results of Operations" above for further information.

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
On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2024, we repurchased 1,312,895 Class A Shares, at an average cost per share of $203.84, for $267.6 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2024, we repurchased 998,281 Class A Shares, at an average cost per share of $179.67, for $179.4 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 2,311,176 Class A Shares repurchased during 2024 were acquired for aggregate purchase consideration of $447.0 million, at an average cost per share of $193.40.
Noncontrolling Interest Purchases
During 2024, we purchased, at fair value, an additional 0.3% of the EWM Class A Units for $1.0 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.1 million and a decrease to Additional Paid-In Capital of $1.0 million on our Consolidated Statement of Financial Condition as of December 31, 2024.
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
On December 31, 2021, we purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business. See Note 16 to our consolidated financial statements for further information.
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio (for the 2016 Private Placement Notes only), and customary events of default. As of December 31, 2024, we were in compliance with all of these covenants.
Lines of Credit
Evercore Partners Services East L.L.C. ("East") previously held $30.0 million secured and $55.0 million unsecured revolving credit facilities with PNC Bank, National Association ("PNC"), which matured on October 27, 2024.
On October 28, 2024, upon maturity of our $30.0 million secured and $55.0 million unsecured credit facilities with PNC, we established a new revolving credit facility with PNC in an aggregate principal amount of up to $85.0 million (the "PNC Facility") to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of December 31, 2024. Drawings under this facility bear interest at Daily SOFR plus 145 basis points and the maturity date is October 27, 2025. There were no drawings under this facility at December 31, 2024.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 25, 2024, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily

SOFR plus 145 basis points and the maturity date is October 28, 2026. There were no drawings under this facility at December 31, 2024.
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
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.6 million as of December 31, 2024 and 2023. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by the private equity funds. We expect to fund these commitments with cash flows from operations. See Note 19 to our consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.
As of December 31, 2024, our current and former Senior Managing Directors owned an aggregate of approximately 1.4 million vested Class A LP Units, 0.3 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.2 million vested Class K LP Units. In addition, 1.1 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of December 31, 2024. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder. See Note 2 to our consolidated financial statements for further information.
Our Consolidated Statement of Financial Condition as of December 31, 2024 included $873.0 million of Cash and Cash Equivalents and $1.52 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred cash compensation program. As of December 31, 2024, the fair value of our investments with these products, based on closing prices, was $179.0 million. We had net realized and unrealized gains of $33.9 million for the year ended December 31, 2024, from our exchange-traded funds portfolio. See Note 8 to our consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $17.9 million, $35.8 million and $53.7 million, respectively, for the year ended December 31, 2024.

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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.5 million for the year ended December 31, 2024.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended December 31, 2024, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Consolidated Statement of Comprehensive Income was a loss of $11.0 million, net of tax. Foreign Currency Translation Adjustment Gain (Loss), net, within the Consolidated Statement of Comprehensive Income for the year ended December 31, 2024 also included the reclassification of $0.7 million of cumulative foreign currency translation losses to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2024. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Periodically, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. We entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30.0 million British Pounds sterling for $36.9 million, which settled during the third quarter of 2023, and resulted in a loss of $0.3 million. Upon settlement, we entered into a new foreign currency exchange forward contract to buy 30.0 million British Pounds sterling for $36.7 million, which settled during 2024, and resulted in a loss of $0.3 million for the year ended December 31, 2024. The contract was recorded at its fair value of $1.6 million as of December 31, 2023, and was included within Other Current Assets on our Consolidated Statement of Financial Condition.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables primarily from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees primarily related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for liability management and restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of $2.3 million, $5.6 million and $5.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024 and 2023, total receivables recorded in Accounts Receivable amounted to $421.5 million and $371.6 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $101.3 million and $93.7 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2024, total contract assets recorded in Other Current Assets and Other Assets amounted to $62.4 million and $14.5 million, respectively. As of December 31, 2023, total contract assets recorded in Other Current Assets and Other Assets amounted to $85.4 million and $5.8 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of U.S. Treasury securities, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2024, we had Investment Securities of $1.45 billion, of which 88% were U.S. Treasury securities.
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
Commissions and Related Revenue include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price at the point in time of trade order execution is fixed. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis or, in the case of payments under commission sharing arrangements, when earned. We also earn subscription fees for the sale of research, as well as revenues from trades primarily executed on a riskless principal basis. The delivery of research under subscription arrangements represents a distinct performance obligation that is satisfied over time. The fees are fixed and are recognized over the period in which the performance obligation is satisfied. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Commissions and Related Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered.
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
Accounts Receivable and Contract Assets
Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to our clients. We record accounts receivable, net of any allowance for credit losses, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. We maintain an allowance for credit losses to provide coverage for estimated losses from our client receivables. In accordance with ASC 326, "Financial Instruments - Credit Losses", we determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. We have determined that long-term forecasted information is not relevant to our fee receivables, which are primarily short-term. We update our average credit loss rates periodically and maintain a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. In addition, we periodically perform a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss rates. Expected credit losses for financial assets and changes to expected credit losses during the period are recognized in earnings.
Our receivables collection periods are generally within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees primarily related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for liability management and restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.
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
Valuation
The valuation of our investments in securities and of our investments in private equity funds which we do not manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Per ASC 820, we disclose information about financial instruments carried at fair value, including their classification in the fair value hierarchy. Level 1 investments include U.S. Treasury securities, readily-marketable equity securities and investment funds. Level 2 investments include our foreign currency exchange forward contracts. As of December 31, 2024 and 2023, we had no Level 3 investments carried at fair value. See Note 11 to our consolidated financial statements for further information.
ASC 825, "Financial Instruments" permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We have not elected to apply the fair value option to any specific financial assets or liabilities.
Investment Securities and Futures and Forward Contracts
Investment Securities may include investments in U.S. Treasury securities, other debt securities and investments in readily-marketable equity securities, including our portfolio of exchange-traded funds, which are accounted for under ASC 320-10, "Investments - Debt Securities" and ASC 321-10, "Investments - Equity Securities." These securities are carried at fair value on the Consolidated Statements of Financial Condition; debt securities are valued based on quoted prices that exist in the marketplace for similar issues and equity securities are valued using quoted market prices on applicable exchanges or markets. Investment Securities transactions are recorded as of the trade date. We also periodically enter into futures contracts as an economic hedge against our deferred cash compensation program and foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. In accordance with ASC 815, "Derivatives and Hedging," futures and forward contracts are carried at fair value.
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
Equity and Other Deferred Compensation
We grant certain employees awards that vest upon the occurrence of market and/or performance criteria being achieved. Compensation cost is accrued if, and to the extent, it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. Significant judgment is required in determining the probability that the performance criteria will be achieved. The fair value of these awards is amortized over the vesting period or requisite substantive service period. The effect of a market condition is reflected in the grant date fair value of an award and expense is recognized provided that the service condition is satisfied and to the extent that any performance condition is achieved. See Note 18 to our consolidated financial statements for further information.
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
The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company's historic and projected future taxable income for its U.S. and foreign operations. In 2024 and 2023, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized. We also concluded that the net deferred tax assets of certain foreign subsidiaries required a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
The Company estimates that Evercore Inc. must generate approximately $1.7 billion of future taxable income to realize the gross deferred tax asset balance, including the valuation allowance, of $417.6 million. The deferred tax balance is expected to reverse primarily over a period ranging from 5 to 15 taxable years. The Company evaluated Evercore Inc.'s historical U.S. taxable income, which has averaged approximately $490 million per year over the past 7 years, as well as the anticipated taxable income of approximately $462 million in 2024, and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company can carry forward net operating losses indefinitely, but limited to 80% of taxable income for that year.
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
We concluded there was no impairment of goodwill, intangible assets or equity method investments during the years ended December 31, 2024, 2023 and 2022.

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
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Investment Banking & Equities Advisory Fee Revenue - Success Fees - Refer to Notes 2 and 4 to the consolidated financial statements.

Critical Audit Matter Description

The Company recognizes advisory fee revenue that includes success fees for advisory services as performance obligations are satisfied as these advisory services are provided to the Company’s clients. However, the recognition of success fees, which are included in investment banking & equities advisory fee revenue, is generally constrained until it is probable that a significant reversal of the applicable revenue will not occur in a future period. In certain instances, success fees may meet the criteria for recognition during a given reporting period although the transaction closed subsequent to the reporting period end.

The Company applies judgment to the remaining factors necessary for completion of a transaction, including factors outside of the Company’s control, to determine whether it is probable a significant reversal of the success fee revenue will not occur. A transaction can fail to be completed for many reasons, which are outside of the Company’s control, including but not limited to, failure of parties to agree upon final terms with the counterparty, securing necessary board or shareholder approvals, securing necessary financing, achieving necessary regulatory approvals, or due to adverse market conditions.

Given the considerations to determine whether it is probable a significant reversal of success fee revenue will not occur at year end, performing audit procedures to evaluate such considerations involved a high degree of auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the timing of recording success fee revenue for investment banking & equities advisory services at year end included the following, among others:

•We tested the effectiveness of controls over recognizing success fees for advisory services, including those over the timing of revenue recognition.

•We selected a sample of contracts with clients for which revenue was recognized prior to December 31, 2024 as well as the period subsequent to year end and performed the following:

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

–Evaluated the accuracy of management’s calculation of advisory fee revenue by recalculating the revenue amounts and comparing our expectation to management’s calculation.

–Evaluated whether it was probable that a significant reversal of the applicable revenue would not occur.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 21, 2025

We have served as the Company’s auditor since 2003.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2024	2023
Assets
Current Assets
Cash and Cash Equivalents	$873,045	$596,878
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $813,507 and $744,178 at December 31, 2024 and 2023, respectively)	1,519,381	1,436,883
Accounts Receivable (net of allowances of $2,253 and $5,603 at December 31, 2024 and 2023, respectively)	421,502	371,606
Receivable from Employees and Related Parties	33,566	25,746
Other Current Assets	140,407	174,104
Total Current Assets	2,987,901	2,605,217
Investments	18,673	43,419
Deferred Tax Assets	284,508	265,814
Operating Lease Right-of-Use Assets	439,458	378,128
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $151,455 and $212,929 at December 31, 2024 and 2023, respectively)	144,756	137,940
Goodwill	124,452	125,493
Other Assets	174,223	147,287
Total Assets	$4,173,971	$3,703,298
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$1,024,076	$763,160
Accounts Payable and Accrued Expenses	29,041	25,989
Payable to Employees and Related Parties	48,494	45,838
Operating Lease Liabilities	55,253	36,259
Taxes Payable	4,781	5,424
Current Portion of Notes Payable	37,951	—
Other Current Liabilities	30,205	33,389
Total Current Liabilities	1,229,801	910,059
Operating Lease Liabilities	494,169	434,247
Notes Payable	335,944	373,885
Amounts Due Pursuant to Tax Receivable Agreements	52,968	52,813
Other Long-term Liabilities	119,281	149,804
Total Liabilities	2,232,163	1,920,808
Commitments and Contingencies (Note 19)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 84,767,922 and 82,114,009 issued at December 31, 2024 and 2023, respectively, and 38,116,350 and 37,773,613 outstanding at December 31, 2024 and 2023, respectively)	848	821
Class B, par value $0.01 per share (1,000,000 shares authorized, 45 and 46 issued and outstanding at December 31, 2024 and 2023, respectively)	—	—
Additional Paid-In Capital	3,510,356	3,163,198
Accumulated Other Comprehensive Income (Loss)	(36,057)	(26,538)
Retained Earnings	2,133,919	1,892,656
Treasury Stock at Cost (46,651,572 and 44,340,396 shares at December 31, 2024 and 2023, respectively)	(3,901,424)	(3,453,203)
Total Evercore Inc. Stockholders' Equity	1,707,642	1,576,934
Noncontrolling Interest	234,166	205,556
Total Equity	1,941,808	1,782,490
Total Liabilities and Equity	$4,173,971	$3,703,298
See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenues
Investment Banking & Equities:
Advisory Fees	$2,440,605	$1,963,857	$2,392,990
Underwriting Fees	157,067	111,016	122,596
Commissions and Related Revenue	214,045	202,789	206,207
Asset Management and Administration Fees	79,550	67,041	64,483
Other Revenue, Including Interest and Investments	105,094	97,963	(7,378)
Total Revenues	2,996,361	2,442,666	2,778,898
Interest Expense	16,768	16,717	16,850
Net Revenues	2,979,593	2,425,949	2,762,048
Expenses
Employee Compensation and Benefits	1,974,036	1,656,875	1,697,519
Occupancy and Equipment Rental	90,953	84,329	78,437
Professional Fees	135,726	108,801	108,288
Travel and Related Expenses	79,446	64,527	50,183
Communications and Information Services	81,474	71,603	62,642
Depreciation and Amortization	24,468	24,348	27,713
Execution, Clearing and Custody Fees	13,211	12,275	10,345
Special Charges, Including Business Realignment Costs	7,305	2,921	3,126
Other Operating Expenses	46,060	41,135	27,753
Total Expenses	2,452,679	2,066,814	2,066,006
Income Before Income from Equity Method Investments and Income Taxes	526,914	359,135	696,042
Income from Equity Method Investments	6,231	6,655	7,999
Income Before Income Taxes	533,145	365,790	704,041
Provision for Income Taxes	115,408	80,567	172,626
Net Income	417,737	285,223	531,415
Net Income Attributable to Noncontrolling Interest	39,458	29,744	54,895
Net Income Attributable to Evercore Inc.	$378,279	$255,479	$476,520
Net Income Attributable to Evercore Inc. Common Shareholders	$378,279	$255,479	$476,520
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,365	38,101	39,224
Diluted	41,646	40,099	41,037
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$9.86	$6.71	$12.15
Diluted	$9.08	$6.37	$11.61

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net Income	$417,737	$285,223	$531,415
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(63)	(3,087)	3,404
Foreign Currency Translation Adjustment Gain (Loss), net	(10,282)	4,603	(20,872)
Other Comprehensive Income (Loss)	(10,345)	1,516	(17,468)
Comprehensive Income	407,392	286,739	513,947
Comprehensive Income Attributable to Noncontrolling Interest	38,632	29,856	53,283
Comprehensive Income Attributable to Evercore Inc.	$368,760	$256,883	$460,664

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2021	74,804,288	$748	$2,458,779	$(12,086)	$1,418,382	(36,900,858)	$(2,545,452)	$314,910	$1,635,281
Net Income	—	—	—	—	476,520	—	—	54,895	531,415
Other Comprehensive Income (Loss)	—	—	—	(15,856)	—	—	—	(1,612)	(17,468)
Treasury Stock Purchases	—	—	—	—	—	(4,438,255)	(520,465)	—	(520,465)
Evercore LP Units Exchanged for Class A Common Stock	2,574,455	26	162,821	—	—	—	—	(159,412)	3,435
Equity-based Compensation Awards	2,307,632	23	245,793	—	—	—	—	23,425	269,241
Dividends	—	—	—	—	(126,804)	—	—	—	(126,804)
Noncontrolling Interest (Note 16)	—	—	(5,618)	—	—	—	—	(42,599)	(48,217)
Balance at December 31, 2022	79,686,375	797	2,861,775	(27,942)	1,768,098	(41,339,113)	(3,065,917)	189,607	1,726,418
Net Income	—	—	—	—	255,479	—	—	29,744	285,223
Other Comprehensive Income	—	—	—	1,404	—	—	—	112	1,516
Treasury Stock Purchases	—	—	—	—	—	(3,001,283)	(387,286)	—	(387,286)
Evercore LP Units Exchanged for Class A Common Stock	178,118	2	15,112	—	—	—	—	(11,490)	3,624
Equity-based Compensation Awards	2,249,516	22	288,155	—	—	—	—	24,301	312,478
Dividends	—	—	—	—	(130,921)	—	—	—	(130,921)
Noncontrolling Interest (Note 16)	—	—	(1,844)	—	—	—	—	(26,718)	(28,562)
Balance at December 31, 2023	82,114,009	821	3,163,198	(26,538)	1,892,656	(44,340,396)	(3,453,203)	205,556	1,782,490
Net Income	—	—	—	—	378,279	—	—	39,458	417,737
Other Comprehensive Income (Loss)	—	—	—	(9,519)	—	—	—	(826)	(10,345)
Treasury Stock Purchases	—	—	—	—	—	(2,311,176)	(448,221)	—	(448,221)
Evercore LP Units Exchanged for Class A Common Stock	351,849	4	38,254	—	—	—	—	(26,766)	11,492
Equity-based Compensation Awards	2,302,064	23	309,873	—	—	—	—	47,141	357,037
Dividends	—	—	—	—	(137,016)	—	—	—	(137,016)
Noncontrolling Interest (Note 16)	—	—	(969)	—	—	—	—	(30,397)	(31,366)
Balance at December 31, 2024	84,767,922	$848	$3,510,356	$(36,057)	$2,133,919	(46,651,572)	$(3,901,424)	$234,166	$1,941,808

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net Income	$417,737	$285,223	$531,415
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(33,682)	(34,671)	16,458
Equity Method Investments, Including (Gains) Losses on Sales and Redemptions	7,385	(192)	3,038
Equity-Based and Other Deferred Compensation	569,734	515,381	467,339
Noncash Lease Expense	41,792	42,153	41,534
Depreciation, Amortization and Accretion, net	(387)	2,388	28,651
Bad Debt Expense	2,334	5,559	5,513
Deferred Taxes	8,074	(2,894)	(855)
Decrease (Increase) in Operating Assets:
Investment Securities	30,839	11,635	(1,777)
Accounts Receivable	(54,589)	11,273	(46,084)
Receivable from Employees and Related Parties	(7,919)	(3,758)	3,188
Other Assets	6,797	(4,759)	(116,838)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	17,754	(325,732)	(353,201)
Accounts Payable and Accrued Expenses	1,743	(966)	(1,093)
Payables to Employees and Related Parties	5,446	(8,734)	12,642
Taxes Payable	(643)	(4,557)	(11,138)
Other Liabilities	(24,264)	(29,395)	(47,416)
Net Cash Provided by Operating Activities	988,151	457,954	531,376
Cash Flows From Investing Activities
Investments Purchased	(22)	(37)	(80)
Proceeds from Sale of Investments	18,113	—	18,300
Distributions of Private Equity Investments	—	105	238
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	3,066,469	3,279,088	3,160,061
Purchases of Investment Securities	(3,108,767)	(3,313,200)	(2,850,658)
Maturity of Certificates of Deposit	172,297	177,446	281,386
Purchase of Certificates of Deposit	(185,420)	(107,733)	(272,757)
Purchase of Furniture, Equipment and Leasehold Improvements	(30,101)	(20,048)	(23,187)
Net Cash Provided by (Used in) Investing Activities	(67,431)	15,621	313,303
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	85	733	300
Distributions to Noncontrolling Interests	(30,848)	(27,293)	(45,548)
Payments Under Tax Receivable Agreement	(11,427)	(10,843)	(10,944)
Payment of Notes Payable	—	—	(67,000)
Issuance of Notes Payable	—	—	67,000
Debt Issuance Costs and Make-Whole Amount	—	—	(1,826)
Purchase of Treasury Stock and Noncontrolling Interests	(450,530)	(391,964)	(550,293)
Dividends	(135,832)	(127,864)	(127,257)
Net Cash Provided by (Used in) Financing Activities	(628,552)	(557,231)	(735,568)
Effect of Exchange Rate Changes on Cash	(15,545)	17,017	(24,281)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	276,623	(66,639)	84,830
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	605,484	672,123	587,293
Cash, Cash Equivalents and Restricted Cash – End of Period	$882,107	$605,484	$672,123
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$16,214	$16,181	$16,857
Payments for Income Taxes	$98,201	$74,639	$217,696
Accrued Dividends	$16,159	$17,054	$15,236
Redemption of Luminis Interest	$7,305	$—	$—
Settlement of Sale of Trilantic VI	$—	$—	$9,188
Settlement of Contingent Consideration	$—	$—	$1,083

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
The Investment Banking & Equities segment includes the investment banking business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures, shareholder activism and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides liability management and restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on partnerships and private funds interests, as well as on primary and secondary transactions for real estate oriented financial sponsors and private equity interests. The Investment Banking & Equities segment also includes the equities business through which the Company offers macroeconomic, policy and fundamental equity research and agency-based equity securities trading for institutional investors. Interests in Seneca Advisors LTDA ("Seneca Evercore") and Luminis Partners ("Luminis", through September 2024), which are accounted for under the equity method of accounting, are also reflected in the Investment Banking & Equities segment.
The Investment Management segment includes the wealth management business through which the Company provides investment advisory, wealth management and fiduciary services for high-net-worth individuals and associated entities, and the private equity business, which holds interests in private equity funds which are not managed by the Company. The Investment Management segment also includes interests in Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff") and ABS Investment Management Holdings LP and ABS Investment Management GP LLC (collectively, "ABS", through July 2024), which are accounted for under the equity method of accounting.
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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada") and Evercore Asia Limited ("Evercore Hong Kong") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
included in its Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong assets of $581,814 and liabilities of $246,321 at December 31, 2024 and assets of $466,588 and liabilities of $224,263 at December 31, 2023.
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
Class E LP Units – In conjunction with the acquisition of the operating businesses of International Strategy & Investment ("ISI") in 2014, the Company issued Class E limited partnership units of Evercore LP ("Class E LP Units"), which are exchangeable on a one-for-one basis for Class A Shares. At December 31, 2020, all Class E LP Units were fully vested.
Class I LP Units – In conjunction with the appointment of the Chief Executive Officer (then Executive Chairman), the Company issued unvested Class I-P Units of Evercore LP ("Class I-P Units"). The Class I-P Units were contingently exchangeable into Class I limited partnership units of Evercore LP ("Class I LP Units"), which are exchangeable on a one-for-one basis for Class A Shares. At December 31, 2022, all Class I LP Units were fully vested.
Class K LP Units – The Company periodically awards unvested Class K-P Units of Evercore LP ("Class K-P Units"). The Class K-P Units convert into Class K limited partnership units of Evercore LP ("Class K LP Units"), contingent and based upon the achievement of certain market, performance and continued service conditions. The Class K LP Units are ultimately exchangeable on a one-for-one basis for Class A Shares.
See Note 18 for further information on Evercore LP partnership units ("LP Units") where exchangeability is subject to performance and/or market conditions.
The Company accounts for exchanges of LP Units for Class A Shares based on the carrying amounts of the LP Units immediately before the exchange.
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
Commissions and Related Revenue – Commissions and Related Revenue include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price at the point in time of trade order execution is fixed. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis or, in the case of payments under commission sharing arrangements, when earned. The Company also earns subscription fees for the sale of research, as well as revenues from trades primarily executed on a riskless principal basis. The delivery of research under subscription arrangements represents a distinct performance obligation that is satisfied over time. The fees are fixed and are recognized over the period in which the performance obligation is satisfied. Cash received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in Other Current Liabilities on the Consolidated Statements of Financial Condition, and is recognized in Commissions and Related Revenue on the Consolidated Statements of Operations ratably over the period in which the related services are rendered.
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
Other Revenue, Including Interest and Investments, and Interest Expense – Other Revenue, Including Interest and Investments, includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including the Company's investment funds (which are used as an economic hedge against the Company's deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•Gains on the sale of the Company's interests in ABS in 2024 and 2022. See Note 10 for further information
•A loss related to the release of cumulative foreign exchange losses resulting from the redemption of the Company's interest in Luminis in 2024. See Note 10 for further information

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments
•Realized and unrealized gains and losses on interests in private equity funds which the Company does not manage
•Adjustments to amounts due pursuant to the Company's tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Interest Expense includes interest expense associated with the Company’s Notes Payable and lines of credit.
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
See Note 16 for further information.
Fair Value of Financial Instruments – The majority of the Company's assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, investment securities, investments, receivables and payables and accruals. See Note 11 for further information.
Cash and Cash Equivalents – Cash and Cash Equivalents consist of short-term highly-liquid investments with original maturities of three months or less.
Investment Securities and Certificates of Deposit and Futures and Forward Contracts – Investment Securities may include investments in U.S. Treasury securities, other debt securities and investments in readily-marketable equity securities, including the Company's portfolio of exchange-traded funds, which are accounted for under ASC 320-10, "Investments - Debt Securities" and ASC 321-10, "Investments - Equity Securities," ("ASC 321-10"). The securities are carried at fair value on the Consolidated Statements of Financial Condition; debt securities are valued based on quoted prices that exist in the marketplace for similar issues and equity securities are valued using quoted market prices on applicable exchanges or markets. Investment Securities transactions are recorded as of the trade date. The Company also periodically enters into futures contracts as an economic hedge against the Company's deferred cash compensation program and foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. In accordance with ASC 815, "Derivatives and Hedging," ("ASC 815"), futures and forward contracts are carried at fair value.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Accounts Receivable and Contract Assets – Accounts Receivable consists primarily of investment banking fees and expense reimbursements charged to the Company's clients. The Company records accounts receivable, net of any allowance for credit losses, when relevant revenue recognition criteria has been achieved and payment is conditioned on the passage of time. The Company maintains an allowance for credit losses to provide coverage for estimated losses from its client receivables. In accordance with ASC 326, "Financial Instruments - Credit Losses", the Company determines the adequacy of the allowance by estimating the probability of loss based on the Company's analysis of historical credit loss experience of its client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company has determined that long-term forecasted information is not relevant to its fee receivables, which are primarily short-term. The Company updates its average credit loss rates periodically and maintains a quarterly allowance review process to consider current factors that would require an adjustment to the credit loss allowance. In addition, the Company periodically performs a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss rates. Expected credit losses for financial assets and changes to expected credit losses during the period are recognized in earnings.
The Company's receivables collection periods are generally within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees primarily related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for liability management and restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.
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
Investments – The Company's investments include investments in unconsolidated affiliated companies and other investments in private equity partnerships:
Affiliates – The Company has equity interests in Atalanta Sosnoff, Seneca Evercore, ABS (through July 2024) and Luminis (through September 2024) and includes its share of the income (losses) from these entities within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Consolidated Statements of Operations.
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
Share-Based Payments and Other Deferred Compensation – The Company issues share-based and deferred cash compensation awards as part of its annual bonus awards, in conjunction with new hire arrangements or for the purpose of incentive or retention. Periodically, incentive awards granted include both performance and service-based vesting requirements and, in certain awards, market-based requirements.
The Company accounts for share-based payments in accordance with ASC 718, "Compensation – Stock Compensation" ("ASC 718"). As such, the grant date fair value of share-based compensation awards that require future service is amortized over the applicable requisite service period of the award. Expense related to share-based and deferred cash compensation awards to employees is included within Employee Compensation and Benefits on the Consolidated Statements of Operations. Expense is recognized for awards with performance conditions if, and to the extent, it is probable that the performance condition will be achieved. The effect of a market condition is reflected in the grant date fair value of an award and expense is recognized provided that the service condition is satisfied and to the extent that any performance condition is achieved. Awards made to employees who are, or will become, retirement eligible prior to the stated vesting date are amortized over the expected substantive service period of the award.
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
Note 3 – Recent Accounting Pronouncements
ASU 2023-07 – In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 provides amendments to ASC 280, "Segment Reporting" ("ASC 280"), which require disclosure of incremental segment information on an annual and interim basis, and require that all annual disclosures currently required by ASC 280 about a reportable segment's profit or loss and assets are also provided in interim periods. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a retrospective basis. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of ASU 2023-07 resulted in the Company providing disclosure of incremental segment information, including significant segment expenses that are regularly provided to the Company's Chief Operating Decision Maker ("CODM"). See Note 23 for further information.
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
ASU 2024-01 – In March 2024, the FASB issued ASU No. 2024-01, "Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards" ("ASU 2024-01"). ASU 2024-01 provides amendments to ASC 718, which provide guidance in determining whether profits interest and similar awards should be accounted for as share-based arrangements within the scope of Topic 718. The amendments in this update are effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective or retrospective basis. The Company adopted ASU 2024-01 on January 1, 2025 on a prospective basis. The adoption of ASU 2024-01 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2024-03 – In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 provides amendments to ASC 220, "Income Statement – Reporting Comprehensive Income" ("ASC 220"), which require disaggregated disclosure of certain income statement expense captions into specified categories within the notes to the financial statements. The amendments in this update are effective for annual periods beginning after December 15, 2026, with early adoption permitted. The amendments should be applied on a prospective or retrospective basis. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the years ended December 31, 2024, 2023 and 2022:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2024	2023	2022
Investment Banking & Equities:
Advisory Fees	$2,440,605	$1,963,857	$2,392,990
Underwriting Fees	157,067	111,016	122,596
Commissions and Related Revenue	214,045	202,789	206,207
Total Investment Banking & Equities	$2,811,717	$2,277,662	$2,721,793

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$79,550	$67,041	$64,483
Total Investment Management	$79,550	$67,041	$64,483
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the years ended December 31, 2024 and 2023 are as follows:

	For the Year Ended December 31, 2024
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)
Balance at January 1, 2024	$371,606	$93,689	$85,401	$5,845	$3,524
Increase (Decrease)	49,896	7,625	(23,022)	8,632	58
Balance at December 31, 2024	$421,502	$101,314	$62,379	$14,477	$3,582

	For the Year Ended December 31, 2023
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Current Contract Liabilities)(4)
Balance at January 1, 2023	$385,131	$64,139	$110,468	$8,028	$5,071
Increase (Decrease)	(13,525)	29,550	(25,067)	(2,183)	(1,547)
Balance at December 31, 2023	$371,606	$93,689	$85,401	$5,845	$3,524
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
The Company recognized revenue of $23,302, $29,587 and $44,579 on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The allowance for credit losses for the years ended December 31, 2024 and 2023 is as follows:

	For the Years Ended December 31,
	2024	2023
Beginning Balance	$5,603	$4,683
Bad debt expense, net of reversals	2,334	5,559
Write-offs, foreign currency translation and other adjustments	(5,684)	(4,639)
Ending Balance	$2,253	$5,603
The change in the balance during the year ended December 31, 2024 is primarily related to the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets, primarily from the Company's private and secondary fund advisory businesses, as of December 31, 2024, by year of origination:

	Amortized Carrying Value by Origination Year
	2024	2023	2022	2021	2020	Total
Long-term Accounts Receivable and Long-term Contract Assets	$79,311	$24,432	$10,719	$1,329	$—	$115,791
Note 5 – Business Changes and Developments
Goodwill and Intangible Assets

Goodwill associated with the Company's acquisitions is as follows:

	Investment Banking & Equities	Investment Management	Total
Balance at December 31, 2022(1)	$115,758	$7,527	$123,285
Foreign Currency Translation and Other	2,208	—	2,208
Balance at December 31, 2023(1)	117,966	7,527	125,493
Foreign Currency Translation and Other	(1,041)	—	(1,041)
Balance at December 31, 2024(1)	$116,925	$7,527	$124,452
(1)The amount of the Company's goodwill before accumulated impairment losses of $38,528 was $162,980, $164,021 and $161,813 at December 31, 2024, 2023 and 2022, respectively.
Expense associated with the amortization of intangible assets was $336 for the year ended December 31, 2022. The Company's intangible assets were fully amortized as of December 31, 2022.
Impairments of Goodwill
At November 30, 2024 and 2023, in accordance with ASC 350, "Intangibles - Goodwill and Other", the Company performed its annual goodwill impairment assessment and concluded that the fair value of its reporting units substantially exceeded their carrying values.
Note 6 – Special Charges, Including Business Realignment Costs
The Company recognized $7,305 for the year ended December 31, 2024, as Special Charges, Including Business Realignment Costs, related to the write-off of the remaining carrying value of the Company's investment in Luminis in connection with the redemption of the Company's interest. See Note 10 for further information.

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
Note 7 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $2,932, $5,494 and $11,680 for the years ended December 31, 2024, 2023 and 2022, respectively.
Other Assets on the Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $29,357 and $21,186 as of December 31, 2024 and 2023, respectively. See Note 18 for further information.
Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Advances to Employees	$33,378	$25,364
Personal Expenses Paid on Behalf of Employees and Related Parties	42	59
Other	146	323
Receivable from Employees and Related Parties	$33,566	$25,746
Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Amounts Due to U.K. Members	$37,101	$32,618
Amounts Due Pursuant to Tax Receivable Agreements(1)	10,423	10,522
Amounts Due to Employees for the Sale of Outstanding Class R Interests of Private Capital Advisory L.P.(2)	—	2,023
Other	970	675
Payable to Employees and Related Parties	$48,494	$45,838
(1)Reflects the current portion due related to the Member exchange of Class A LP Units for Class A Shares. The long-term portion of $52,968 and $52,813 is included within Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2024 and 2023, respectively.
(2)Reflects the current portion of contingent cash consideration due to employees of the Real Estate Capital Advisory ("RECA") business for the sale of Class R Interests of Private Capital Advisory L.P. See Note 16 for further information.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 8 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Debt Securities	$813,804	$744,315
Equity Securities	298	375
Debt Securities Carried by EGL	459,916	476,778
Investment Funds	178,703	160,559
Total Investment Securities, at fair value	$1,452,721	$1,382,027

Certificates of Deposit, at contract value	66,660	54,856

Total Investment Securities and Certificates of Deposit	$1,519,381	$1,436,883
Debt Securities
Debt Securities are classified as available-for-sale securities within Investment Securities and Certificates of Deposit on the Consolidated Statements of Financial Condition. These securities, which are primarily comprised of U.S. Treasury securities, are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Statements of Financial Condition and realized gains and losses included in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, on a specific identification basis.
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $297 and $141 as of December 31, 2024 and 2023, respectively. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($4) as of December 31, 2023.
Net unrealized gains included in Other Comprehensive Income were $162, $139 and $4,459 for the years ended December 31, 2024, 2023 and 2022, respectively.
Gross realized losses included within Other Revenue, Including Interest and Investments, were ($49), ($261) and ($34) for the years ended December 31, 2024, 2023 and 2022, respectively.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $1,291,058, $1,772,642 and $1,415,291 for the years ended December 31, 2024, 2023 and 2022, respectively.
Scheduled maturities of the Company's available-for-sale debt securities as of December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$813,507	$813,804	$743,198	$743,338
Due after one year through five years	—	—	980	977
Total	$813,507	$813,804	$744,178	$744,315
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasury securities and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at December 31, 2024 and has not recorded a credit allowance on these securities.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
($78), $41 and ($525) for the years ended December 31, 2024, 2023 and 2022, respectively (of which ($78), $41 and ($496), respectively, were net unrealized gains (losses)).
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury securities. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains of $12, $216 and $1,777 for the years ended December 31, 2024, 2023 and 2022, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 18 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of $33,894, $31,724 and ($29,778) for the years ended December 31, 2024, 2023 and 2022, respectively (of which $23,192, $26,342 and ($45,619), respectively, were net unrealized gains (losses)).
Certificates of Deposit
At December 31, 2024 and 2023, the Company held certificates of deposit of $66,660 and $54,856, respectively, with certain banks with original maturities of four months or less when purchased.
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis, which include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office space of $60,159, $56,202 and $51,913 for the years ended December 31, 2024, 2023 and 2022, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $5,815, $5,548 and $6,563 for the years ended December 31, 2024, 2023 and 2022, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,886 and $5,757 as of December 31, 2024 and 2023, respectively, which are secured by cash that is included in Other Assets on the Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office equipment of $6,372, $5,663 and $5,316 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company incurred net operating cash outflows of $45,572, $46,030 and $57,456 for the years ended December 31, 2024, 2023 and 2022, respectively, related to its operating leases, which was net of cash received from lease incentives of $2,666, $5,599 and $3,412 for the years ended December 31, 2024, 2023 and 2022, respectively.
Other information as it relates to the Company's operating leases is as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2024	2023
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$104,203	$182,039

	December 31,
	2024	2023
Weighted-average remaining lease term - operating leases	10.2 years	10.7 years
Weighted-average discount rate - operating leases	4.77%	4.56%
In conjunction with its lease agreements at 55 East 52nd St., New York, New York, the Company had an option to take on an additional three floors, which it exercised during 2023. The Company entered into a lease agreement for this space in January 2024 and the lease commenced in November 2024. The lease term will end on December 31, 2035. New Right-of-Use Assets obtained in exchange for new operating lease liabilities for the year ended December 31, 2024 includes $81,617 related to this space.
As of December 31, 2024, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2025	$80,610
2026	79,257
2027	69,980
2028	61,663
2029	52,166
Thereafter	375,979
Total lease payments	719,655
Less: Tenant Improvement Allowances	(20,708)
Less: Imputed Interest	(149,525)
Present value of lease liabilities	549,422
Less: Current lease liabilities	(55,253)
Long-term lease liabilities	$494,169
The Company has entered into certain lease agreements, primarily for office space, which have not yet commenced and thus are not yet included on the Company's Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence in 2025 and will have lease terms of 3 to 10 years once they have commenced. The additional future payments under these arrangements are $23,555 as of December 31, 2024.
In September 2024, the Company entered into a binding agreement affirming its intent to lease office space in London, United Kingdom. The Company anticipates signing the lease in 2026, following construction of the building, and anticipates that it will take possession of this space by the end of 2026. The lease term will end in 2041. The expected approximate additional annual expense under this lease agreement, net of certain lease incentives, is £12,000, and the aggregate expected additional future payments under this arrangement are £175,000.
Note 10 – Investments
The Company's investments reported on the Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships and equity securities in private companies. The Company's investments are relatively high-risk and illiquid assets.
The Company's investments in Atalanta Sosnoff, Seneca Evercore, ABS (through July 2024) and Luminis (through September 2024) are in voting interest entities. The Company's share of earnings (losses) from these investments is included within Income from Equity Method Investments on the Consolidated Statements of Operations.

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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
Atalanta Sosnoff	$11,155	$10,906
Seneca Evercore	1,462	904
ABS	—	18,770
Luminis	—	6,296
Total	$12,617	$36,876

Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At December 31, 2024, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $3,127, $1,903 and $2,319 for the years ended December 31, 2024, 2023 and 2022, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At December 31, 2024, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings of $290, $230 and $404 for the years ended December 31, 2024, 2023 and 2022, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Consolidated Statements of Financial Condition.
ABS
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
In July 2024, the Company sold its remaining 26% ownership interest in ABS for cash of $18,113. This transaction resulted in a gain of $615 for the year ended December 31, 2024, included within Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations.
This investment resulted in earnings of $2,031, $4,132 and $4,463 for the years ended December 31, 2024, 2023 and 2022, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Luminis
In September 2024, the Company agreed to the redemption of its interest in Luminis, such that it no longer has an equity interest in Luminis following the redemption. The Company received no consideration in respect of the redemption. As a result, the Company incurred a loss associated with the write-off of the remaining carrying value of its investment of $7,305 for the year ended December 31, 2024, included within Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations. This investment was subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Consolidated Statements of Financial Condition. Accordingly, the redemption resulted in the reclassification of $581 and $77 of cumulative foreign currency translation losses from Accumulated Other Comprehensive Income (Loss) and Noncontrolling Interest, respectively, on the Consolidated

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2024.
This investment resulted in earnings of $783, $390 and $813 for the years ended December 31, 2024, 2023 and 2022, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $316 for each of the years ended December 31, 2024, 2023 and 2022.
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
A summary of the Company's investments in the private equity funds as of December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
Glisco II, Glisco III and Glisco IV	$3,569	$4,141
Trilantic IV and Trilantic V	1,862	1,766
Total Private Equity Funds	$5,431	$5,907
Net realized and unrealized gains (losses) on private equity fund investments were ($101), $946 and $347 for the years ended December 31, 2024, 2023 and 2022, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2024, there was no previously distributed carried interest received from the funds subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $2,956 and $3,580 included in its Consolidated Statements of Financial Condition at December 31, 2024 and 2023, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of December 31, 2024 and 2023 was $5,138 and $5,762, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $625 and $636 as of December 31, 2024 and 2023, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
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
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 include listed equities, listed derivatives and U.S. Treasury securities. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$459,916	$—	$—	$459,916
Other Debt and Equity Securities(1)	824,069	—	—	824,069
Investment Funds	178,703	—	—	178,703
Total Assets Measured At Fair Value	$1,462,688	$—	$—	$1,462,688

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$476,778	$—	$—	$476,778
Other Debt and Equity Securities(1)	753,247	—	—	753,247
Investment Funds	160,559	—	—	160,559
Other	—	1,585	—	1,585
Total Assets Measured At Fair Value	$1,390,584	$1,585	$—	$1,392,169
(1)Includes $9,967 and $8,557 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2024 and 2023, respectively.
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

		December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$863,078	$863,078	$—	$—	$863,078
Certificates of Deposit	66,660	—	66,660	—	66,660
Receivables(1)	522,816	—	518,485	—	518,485
Contract Assets(2)	76,856	—	76,184	—	76,184
Closely-held Equity Securities	625	—	—	625	625
Financial Liabilities:
Accounts Payable and Accrued Expenses	$29,041	$—	$29,041	$—	$29,041
Payable to Employees and Related Parties	48,494	—	48,494	—	48,494
Notes Payable(3)	373,895	—	356,531	—	356,531

		December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$588,321	$588,321	$—	$—	$588,321
Certificates of Deposit	54,856	—	54,856	—	54,856
Receivables(1)	465,295	—	461,682	—	461,682
Contract Assets(2)	91,246	—	90,876	—	90,876
Closely-held Equity Securities	636	—	—	636	636
Financial Liabilities:
Accounts Payable and Accrued Expenses	$25,989	$—	$25,989	$—	$25,989
Payable to Employees and Related Parties	45,838	—	45,838	—	45,838
Notes Payable	373,885	—	360,252	—	360,252
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 12 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Furniture and Equipment	$83,483	$97,822
Leasehold Improvements	168,485	203,060
Computer and Technology-related	44,243	49,987
Total	296,211	350,869
Less: Accumulated Depreciation and Amortization	(151,455)	(212,929)
Furniture, Equipment and Leasehold Improvements, Net	$144,756	$137,940
Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $24,468, $24,348 and $27,377 for the years ended December 31, 2024, 2023 and 2022, respectively.
Other Assets on the Consolidated Statements of Financial Condition includes capitalized costs associated with cloud computing arrangements of $18,087 and $17,044 as of December 31, 2024 and 2023, respectively. Amortization expense for capitalized costs associated with cloud computing arrangements was $3,169, $2,631 and $1,670 for the years ended December 31, 2024, 2023 and 2022, respectively, included within Communications and Information Services on the Consolidated Statements of Operations.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio (for the 2016 Private Placement Notes only), and customary events of default. As of December 31, 2024, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of December 31, 2024 and 2023:

			Carrying Value(1) at
			December 31,
Note	Maturity Date	Effective Annual Interest Rate	2024	2023
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$47,908	$47,838
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,929	16,910
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,619	74,546
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,635	59,589
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,728	39,703
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	31,073	31,597
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,951	37,867
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	66,052	65,835
Total			$373,895	$373,885
Less: Current Portion of Notes Payable			(37,951)	—
Notes Payable			$335,944	$373,885
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
As of December 31, 2024, the future payments required on the Notes Payable, including principal and interest, were as follows:

2025	$54,006
2026	62,129
2027	12,814
2028	96,339
2029	82,963
Thereafter	146,655
Total	$454,906
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
The Company made contributions to the Evercore Plan of $2,802, $2,533 and $2,188 for the years ended December 31, 2024, 2023 and 2022, respectively.
Evercore Europe Defined Contribution Benefit Plan – Evercore U.K. provides a defined contribution benefit plan, the Evercore Partners International Group Personal Pension Plan (the "Evercore Europe Plan"), for Evercore U.K. employees and members. The Evercore Europe Plan was established in November 2006 and subsequently amended.
The Evercore Europe Plan, for employees starting between November 2006 and July 2011, has a salary deferral feature as permitted under existing tax guidelines from the HM Revenue & Customs, the Inland Revenue Service in the United Kingdom. Evercore U.K. employees must have elected to participate in the plan prior to July 2011, and Evercore U.K. has a minimum annualized contribution of 15% to 50% of an employee's salary for all the employees who participated, depending on the respective employee's level within the Company. These employees are also eligible to contribute up to 10% of their salary to the Evercore Europe Plan and, under the terms of the Evercore Europe Plan, if an employee contributes a minimum of 7.5% to 10% of their salary to the plan, Evercore U.K. must make a matching contribution of 5% to 10% of the employee's salary depending on the employee's level within the Company.
The Evercore Europe Plan, for employees starting after July 2011, has a salary deferral feature as permitted under existing tax guidelines from the HM Revenue & Customs. Evercore U.K. has a minimum annualized contribution of 15% of an employee's salary. Employees are also eligible to contribute a percentage of their salary to the Evercore Europe Plan, however, any contribution made does not entitle them to a matching contribution from Evercore U.K.
The Company made contributions to the Evercore Europe Plan of $5,317, $4,580 and $3,968 for the years ended December 31, 2024, 2023 and 2022, respectively.
Evercore ISI U.K. Personal Pension Plan – For employees of Evercore ISI U.K., a personal pension plan is available for all employees to contribute a percentage of their salary. The Company contributes up to 9% of an employee's salary. The Company made contributions to the Evercore ISI U.K. Personal Pension Plan of $56, $57 and $45 for the years ended December 31, 2024, 2023 and 2022, respectively.
Contributions to the various plans are recorded in Employee Compensation and Benefits on the Consolidated Statements of Operations and accrued in Accrued Compensation and Benefits on the Consolidated Statements of Financial Condition.
In addition, the Company offers separation and transition and certain other benefits. See Note 18 for further information.
Self-Funded Medical Insurance Program – Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported claims is $3,268 and $3,165 as of December 31, 2024 and 2023, respectively, which is included within Accrued Compensation and Benefits on the Consolidated Statements of Financial Condition.
Note 15 – Evercore Inc. Stockholders' Equity
Dividends – On February 4, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.80 per share to the holders of record of Class A Shares as of February 28, 2025, which will be paid on March 14, 2025. During the year ended December 31, 2024, the Company declared and paid dividends of $3.16 per share, totaling $120,857, and accrued deferred cash dividends on unvested and vested RSUs totaling $16,159. During the year ended December 31, 2024, the Company also paid deferred cash dividends of $14,975. During the year ended December 31, 2023, the Company declared and paid dividends of $3.00 per share, totaling $113,867, and accrued deferred cash dividends on unvested and vested RSUs totaling $17,054. During the year ended December 31, 2023, the Company also paid deferred cash dividends of $13,997.
Treasury Stock – During the year ended December 31, 2024, the Company purchased 998 Class A Shares from employees at an average cost per share of $179.67, primarily for the net settlement of stock-based compensation awards, and 1,313 Class A Shares at an average cost per share of $203.84 pursuant to the Company's share repurchase program. The aggregate 2,311 Class A Shares were purchased at an average cost per share of $193.40 and the result of these purchases was an

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
increase in Treasury Stock of $446,985 (excluding $1,236 of excise tax levied on share repurchases, net of issuances) on the Company's Consolidated Statement of Financial Condition as of December 31, 2024. During the year ended December 31, 2023, the Company purchased 968 Class A Shares from employees at an average cost per share of $131.53, primarily for the net settlement of stock-based compensation awards, and 2,033 Class A Shares at an average cost per share of $127.85 pursuant to the Company's share repurchase program. The aggregate 3,001 Class A Shares were purchased at an average cost per share of $129.04 and the result of these purchases was an increase in Treasury Stock of $387,286 on the Company's Consolidated Statement of Financial Condition as of December 31, 2023.
LP Units – During the year ended December 31, 2024, 352 LP Units were exchanged for Class A Shares, resulting in an increase to Class A Common Stock and Additional Paid-In Capital of $4 and $26,762, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2024. During the year ended December 31, 2023, 178 LP Units were exchanged for Class A Shares, resulting in an increase to Class A Common Stock and Additional Paid-In Capital of $2 and $11,488, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2023. See Notes 16 and 21 for further information.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2024, Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of $164 and ($36,221), respectively.
The redemption of the Company's interest in Luminis in 2024 resulted in the reclassification of $581 of cumulative foreign currency translation losses from Accumulated Other Comprehensive Income (Loss) on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2024. See Note 10 for further information.
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
Noncontrolling ownership interests for the Company's subsidiaries were as follows:

	As of December 31,
	2024	2023	2022
Evercore LP(1)	6%	7%	6%
Evercore Wealth Management ("EWM")(2)	26%	26%	26%
(1)On February 24, 2022, 2,545 Class E LP Units were exchanged for 2,545 Class A Shares, which resulted in a decrease in noncontrolling interest of Evercore LP. For further information see "LP Units Exchanged" below.
(2)Noncontrolling Interests as of December 31, 2022 represent a blended rate for multiple classes of interests in EWM.
The Noncontrolling Interests for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A Shares.
The Company has outstanding Class A, E, I and K LP Units of Evercore LP which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. See Note 2 for further information.
Changes in Noncontrolling Interest for the years ended December 31, 2024, 2023 and 2022 were as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2024	2023	2022
Beginning balance	$205,556	$189,607	$314,910

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	39,458	29,744	54,895
Other Comprehensive Income (Loss)	(826)	112	(1,612)
Total Comprehensive Income	38,632	29,856	53,283

Evercore LP Units Exchanged for Class A Shares	(26,766)	(11,490)	(159,412)

Amortization and Vesting of LP Units and EWM Class A Units (see Note 18)	47,141	24,301	23,425

Other Items:
Distributions to Noncontrolling Interests	(30,848)	(27,293)	(42,704)
Issuance of Noncontrolling Interest	518	733	300
Purchase of Noncontrolling Interest	(67)	(158)	(195)
Total Other Items	(30,397)	(26,718)	(42,599)

Ending balance	$234,166	$205,556	$189,607
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of ($6), ($268) and $313 for the years ended December 31, 2024, 2023 and 2022, respectively, and foreign currency translation adjustment gains (losses), net, of ($897), $380 and ($1,925) for the years ended December 31, 2024, 2023 and 2022, respectively.
The redemption of the Company's interest in Luminis in 2024 resulted in the reclassification of $77 of cumulative foreign currency translation losses from Noncontrolling Interest on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2024. See Note 10 for further information.
LP Units Exchanged – During the year ended December 31, 2024, 352 LP Units were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $26,766 and increases to Class A Common Stock and Additional Paid-In Capital of $4 and $26,762, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2024.
In addition, 178 and 2,574 LP Units (inclusive of the Class E LP Unit exchange described below) were exchanged for Class A Shares during the years ended December 31, 2023 and 2022, respectively.
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
See Note 15 for further information.
EWM Class A Units – During 2024, the Company granted 297 EWM Class A Units, which generally vest ratably over three years. Compensation expense related to these EWM Class A Units was $1,012 for the year ended December 31, 2024.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interests Purchased – During 2024, the Company purchased, at fair value, an additional 0.3% of the EWM Class A Units for $1,036. This purchase resulted in a decrease to Noncontrolling Interest of $67 and a decrease to Additional Paid-In Capital of $969 on the Company's Consolidated Statement of Financial Condition as of December 31, 2024.
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
On December 31, 2021, the Company purchased, at fair value, all of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business for $54,297. Consideration for this transaction included the payment of $6,000 of cash in 2021, $27,710 of cash in 2022, and contingent cash consideration which was settled during 2023 and 2024. The Company paid contingent cash consideration of $1,365 in 2023 and $2,023 in 2024, representing the final payment under this arrangement. The fair value of the remaining contingent consideration was $2,023 as of December 31, 2023, which is included within Payable to Employees and Related Parties on the Company's Consolidated Statement of Financial Condition. The amount of contingent consideration to be paid was dependent on the RECA business achieving certain revenue performance targets. The decline in the fair value of contingent consideration reduced Other Operating Expenses by $2,366 and $14,468 for the years ended December 31, 2023 and 2022, respectively, on the Consolidated Statements of Operations. The fair value of the contingent consideration reflected the present value of the expected payment due based on the expectation for the business meeting the revenue performance targets. In conjunction with this transaction, the Company also issued payments in early 2023 and 2024, contingent on continued employment with the Company. Accordingly, these payments are treated as compensation expense for accounting purposes in the periods earned. These payments were also dependent on the RECA business achieving certain revenue performance targets.
Note 17 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the years ended December 31, 2024, 2023 and 2022 are described and presented below.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2024	2023	2022
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$378,279	$255,479	$476,520
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,365	38,101	39,224
Basic net income per share attributable to Evercore Inc. common shareholders	$9.86	$6.71	$12.15
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$378,279	$255,479	$476,520
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$378,279	$255,479	$476,520
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,365	38,101	39,224
Assumed exchange of LP Units for Class A Shares(1)	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	2,778	1,902	1,605
Shares that are contingently issuable(3)	503	96	208
Diluted weighted average Class A Shares outstanding	41,646	40,099	41,037
Diluted net income per share attributable to Evercore Inc. common shareholders	$9.08	$6.37	$11.61
(1)The Company has outstanding Class A, E, I and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the years ended December 31, 2024, 2023 and 2022, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,500, 2,769 and 2,970 for the years ended December 31, 2024, 2023 and 2022, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $26,541, $20,442 and $43,520 for the years ended December 31, 2024, 2023 and 2022, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.
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
(3)The Company previously had outstanding Class I-P Units which were contingently exchangeable into Class I LP Units, and ultimately Class A Shares, and has outstanding Class K-P Units which are contingently exchangeable into Class K LP

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. On March 1, 2022, all of the Class I-P Units converted to Class I LP Units. The Company also has certain outstanding RSUs which vest contingent upon certain performance thresholds being achieved. See Note 18 for further information. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class I-P Units, K-P Units and these certain outstanding RSUs are included in diluted weighted average Class A Shares outstanding, as calculated using the Treasury Stock Method, as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period.
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
Note 18 – Share-Based and Other Deferred Compensation
LP Units
Class I-P Units – In November 2016, the Company awarded 400 Class I-P Units in conjunction with the appointment of the Chief Executive Officer (then Executive Chairman). These Class I-P Units converted into 400 Class I LP Units (which are exchangeable on a one-for-one basis to Class A Shares) upon the achievement of certain market and service conditions on March 1, 2022. Compensation expense related to this award was $753 for the year ended December 31, 2022.
Class K-P Units – The Company has awarded the following Class K-P Units to certain employees:
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
As of December 31, 2024, 1,088 unvested Class K-P Units were outstanding. The Company determined the grant date fair value of these awards probable to vest as of December 31, 2024 to be $260,271, related to 1,869 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $45,962, $24,058 and $22,672 for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, the total compensation cost not yet recognized related to the Class K-P Units based on the value of units currently expected to vest was $168,225. The weighted-average period over which this compensation cost is expected to be recognized is 45 months.
In February 2025, the Company awarded 35 Class K-P Units. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through April 1, 2029 for the first tranche, which consists of 17.5 Class K-P Units, and April 1, 2030 for the second tranche, which consists of 17.5 Class K-P Units.
In February 2025, the Company awarded 20 Class K-P Units. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through March 1, 2030 for the first tranche, which consists of 10 Class K-P Units, and March 1, 2031 for the second tranche, which consists of 10 Class K-P Units.
Class L Interests
In January 2022, 2023 and 2024, the Company's Board of Directors approved the issuance of Class L Interests of Evercore LP ("Class L Interests") to certain of the named executive officers of the Company, pursuant to which the named executive officers received a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2023, 2024 and 2025, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2022, 2023 and 2024, respectively. Following the distributions, the Class L Interests are cancelled pursuant to their terms.
The Company records expense related to these Class L Interests as part of its accrual for incentive compensation within Employee Compensation and Benefits on the Consolidated Statements of Operations.
In January 2025, the Company's Board of Directors approved the issuance of Class L Interests to certain of the named executive officers of the Company, pursuant to which the named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2026. Distributions pursuant to these interests are anticipated to be made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2025.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Stock Incentive Plan
During 2024, the Company's stockholders approved the Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Third Amended 2016 Plan"), which amended the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Third Amended 2016 Plan, among other things, authorizes the grant of an additional 6,000 of the Company's Class A Shares and permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Third Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Third Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Third Amended 2016 Plan was 8,654 as of December 31, 2024, approximately 1,575 of which were used for RSUs granted in the first quarter of 2025, as described below.
The Company also grants, at its discretion, dividend equivalents, in the form of deferred cash dividends or unvested RSU awards, concurrently with the payment of dividends to the holders of Class A Shares, on all unvested and vested RSU grants. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
The Company estimates forfeitures in the aggregate compensation cost to be amortized over the requisite service period of its awards. The Company periodically monitors its estimated forfeiture rate and adjusts its assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative adjustment in the period of the change.
The Company had 140 RSUs which were fully vested but not delivered as of December 31, 2024.
Equity Grants
2024 Equity Grants. During 2024, pursuant to the above Stock Incentive Plans, the Company granted employees 1,762 RSUs that are subject to service-based vesting requirements ("Service-based Awards"). Service-based Awards granted during 2024 had grant date fair values of $148.49 to $307.72 per share, with an average value of $186.80 per share and generally vest ratably over four years.
The following table summarizes activity related to Service-based Awards during the year ended December 31, 2024:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2024	5,673	$709,449
Granted	1,762	329,226
Modified	(1)	(25)
Forfeited	(135)	(20,176)
Vested	(2,240)	(267,317)
Unvested Balance at December 31, 2024	5,059	$751,157
Compensation expense related to Service-based Awards was $303,213 for the year ended December 31, 2024.
In addition, in June 2024, the Company granted 30 RSUs which may convert into a maximum of 80 RSUs contingent and based upon the achievement of certain defined benchmark results and continued service through April 1, 2031. The grant date fair value of these awards probable to vest as of December 31, 2024 was $6,971, related to 36 RSUs which were probable of achievement, and compensation expense related to these units was $781 for the year ended December 31, 2024.
As of December 31, 2024, the total compensation cost related to the above unvested RSUs not yet recognized was $381,533. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. The weighted-average period over which this compensation cost is expected to be recognized is 30 months.
2023 Equity Grants. During 2023, the Company granted employees 2,492 RSUs that are Service-based Awards. Service-based Awards granted during 2023 had grant date fair values of $107.89 to $148.49 per share, with an average value of $135.79

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
per share, for an aggregate fair value of $338,363. During 2023, 2,325 Service-based Awards vested, 190 Service-based Awards were forfeited and 1 Service-based awards were modified. Compensation expense related to Service-based Awards was $280,094 for the year ended December 31, 2023.
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
Deferred Cash
Deferred Cash Compensation Program – The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and generally vests ratably over four years and requires payment upon vesting. The Company granted $143,220, $162,748 and $123,729 of deferred cash awards pursuant to the deferred cash compensation program during the years ended December 31, 2024, 2023 and 2022, respectively.
Compensation expense related to the Company's deferred cash compensation program was $166,288, $151,141 and $119,737 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company expects to pay an aggregate of $394,942 related to the Company's deferred cash compensation program at various dates through 2028 and total compensation expense not yet recognized related to these awards was $193,222. The weighted-average period over which this compensation cost is expected to be recognized is 29 months. Amounts due pursuant to this program are expensed over the requisite service period of the award and are reflected in Accrued Compensation and Benefits on the Consolidated Statement of Financial Condition.
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
During 2024 and 2022, the Company granted $6,662 and $19,861, respectively, of deferred cash awards to certain employees. These awards vest ratably over one to two years.
In addition, the Company periodically grants other deferred cash awards to certain employees. The Company recognizes expense for these awards ratably over the vesting period.
Compensation expense related to other deferred cash awards was $9,821, $11,922 and $14,409 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the total compensation cost related to other deferred cash awards not yet recognized was $11,338. The weighted-average period over which this compensation cost is expected to be recognized is 24 months.
2025 Equity and Deferred Cash Grants
During the first quarter of 2025, primarily as part of the 2024 annual awards, the Company granted to certain employees approximately 1,575 unvested RSUs pursuant to the Third Amended 2016 Plan, with a grant date fair value of approximately $409,000. These awards will generally vest over four years. In addition, during the first quarter of 2025, the Company granted approximately $94,000 of deferred cash compensation to certain employees, principally pursuant to the deferred cash compensation program. These awards will generally vest over four years.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan", which ended on December 31, 2020)

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
and January 1, 2021 (the "2021 Long-term Incentive Plan", which ended on December 31, 2024). The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan, the Company distributed cash payments of $48,331 in the year ended December 31, 2023, $3,940 in the year ended December 31, 2022 and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the acceleration of certain amounts due in the first quarter of 2022). As of December 31, 2024, the Company has accrued $164,893 pursuant to the 2021 Long-term Incentive Plan, including $71,086 within Accrued Compensation and Benefits and $93,807 within Other Long-term Liabilities, on the Consolidated Statement of Financial Condition. Amounts due are to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2025, 2026 and 2027, subject to employment at the time of payment. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to these plans of $36,541, $40,028 and $60,138 for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $47,919.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years, and in certain circumstances are also subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $37,685, $24,749 and $27,050 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the total compensation cost not yet recognized related to these awards was $62,735.
Other
The total income tax benefit related to share-based compensation arrangements recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 was $76,332, $68,442 and $61,002, respectively.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, "Termination Costs") for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Beginning Balance	$2,824	$4,997
Termination Costs Incurred	10,104	7,843
Cash Benefits Paid	(11,683)	(10,068)
Non-Cash Charges	(64)	52
Ending Balance	$1,181	$2,824
In addition to the above Termination Costs incurred, for the years ended December 31, 2024 and 2023, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $5,950 and $7,895, respectively (related to 51 and 76 RSUs, respectively). For the year ended December 31, 2022, the Company incurred Termination Costs of $8,483 and expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $2,244 (related to 28 RSUs). These expenses are recorded in Employee Compensation and Benefits, within the Investment Banking & Equities segment, on the Company's Consolidated Statements of Operations.

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
Note 19 – Commitments and Contingencies
Private Equity – As of December 31, 2024, the Company had unfunded commitments for capital contributions of $2,552 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – Evercore Partners Services East L.L.C. ("East") previously held $30,000 secured and $55,000 unsecured revolving credit facilities with PNC Bank, National Association ("PNC"), which matured on October 27, 2024.
On October 28, 2024, upon maturity of its $30,000 secured and $55,000 unsecured credit facilities with PNC, the Company established a new revolving credit facility with PNC in an aggregate principal amount of up to $85,000 (the "PNC Facility") to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of December 31, 2024. Drawings under this facility bear interest at Daily SOFR plus 145 basis points and the maturity date is October 27, 2025. There were no drawings under this facility at December 31, 2024.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 25, 2024, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 145 basis points and the maturity date is October 28, 2026. There were no drawings under this facility at December 31, 2024.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Tax Receivable Agreement – As of December 31, 2024, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $63,391. The Company expects to pay to the counterparties to the Tax Receivable Agreement $10,423 within one year or less, $18,209 in one to three years, $12,705 in three to five years and $22,054 after five years.
Other Commitments – The Company had a commitment for contingent consideration related to the purchase of the outstanding Class R Interests of Private Capital Advisory L.P. from employees of the RECA business in 2021, which was fully paid as of December 31, 2024. See Note 16 for further information.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2024	2023	2022
Cash and Cash Equivalents	$873,045	$596,878	$663,400
Restricted Cash included in Other Assets	9,062	8,606	8,723
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$882,107	$605,484	$672,123
Restricted Cash included in Other Assets on the Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Foreign Exchange – Periodically, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. The Company

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
entered into a foreign currency exchange forward contract during the first quarter of 2023 to buy 30,000 British Pounds sterling for $36,903, which settled during the third quarter of 2023, and resulted in a loss of $303. Upon settlement, the Company entered into a new foreign currency exchange forward contract to buy 30,000 British Pounds sterling for $36,675, which settled during 2024, and resulted in a loss of $347 for the year ended December 31, 2024. The contract was recorded at its fair value of $1,585 as of December 31, 2023, and is included within Other Current Assets on the Consolidated Statement of Financial Condition.
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
The Company and its subsidiaries are subject to employment and tax laws, regulations and treaties in various U.S. and non-U.S. jurisdictions. These laws, regulations and treaties are complex, and the manner in which they apply to the Company’s facts and circumstances is open to evolving interpretation. Although management believes it has applied these laws, regulations and treaties in a compliant manner, a recent interpretation reached by a judicial authority has challenged the employment tax treatment of members of a partnership which is not affiliated with the Company. While that challenge remains subject to a judicial review process, and the Company and its subsidiaries are not a party to the proceedings, the ultimate outcome may adversely impact the Company’s tax position.
Note 20 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of December 31, 2024 and 2023 was $475,936 and $405,318, respectively, which exceeded the minimum net capital requirement by $475,686 and $405,068, respectively.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of December 31, 2024.
Evercore U.K., our U.K. Advisory affiliate, and Evercore ISI U.K., our U.K. Equities affiliate, are regulated by the Financial Conduct Authority. The aggregate regulatory net capital of these affiliates as of December 31, 2024 and 2023 was $232,039 and $184,981, respectively, which exceeded the minimum requirement by $139,208 and $98,805, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2024.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 21 – Income Taxes
A portion of the Company's income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2024 and 2023 were $4,781 and $5,424, respectively.
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
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the years ended December 31, 2024, 2023 and 2022, no additional income tax expense associated with the GILTI provisions has been recognized.
The following table presents the U.S. and non-U.S. components of Income before income tax expense:

	For the Years Ended December 31,
	2024	2023	2022
U.S.	$431,248	$288,414	$455,584
Non-U.S.	62,439	47,632	193,562
Income before Income Tax Expense(1)	$493,687	$336,046	$649,146
(1)Net of Noncontrolling Interest.
The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 consist of:

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$58,118	$48,940	$85,699
Foreign	25,577	20,426	40,680
State and Local	23,639	14,095	47,102
Total Current	107,334	83,461	173,481
Deferred:
Federal	18,212	4,400	3,020
Foreign	(14,498)	(6,580)	(5,893)
State and Local	4,360	(714)	2,018
Total Deferred	8,074	(2,894)	(855)
Total	$115,408	$80,567	$172,626

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate for the years ended December 31, 2024, 2023 and 2022 is as follows:

	For the Years Ended December 31,
	2024	2023	2022
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	21.0%	21.0%	21.0%
Increase Due to State and Local Taxes	5.5%	4.6%	5.6%
Rate Benefits as a Limited Liability Company/Flow Through	(1.6)%	(2.2)%	(1.9)%
Foreign Taxes	2.5%	0.5%	1.0%
Non-Deductible Expenses(1)	2.3%	2.0%	1.0%
ASU 2016-09 Benefit for Stock Compensation	(6.6)%	(3.7)%	(2.8)%
Valuation Allowances	(2.3)%	0.3%	(0.3)%
Other Adjustments	0.8%	(0.5)%	0.9%
Effective Income Tax Rate	21.6%	22.0%	24.5%
(1)Primarily related to non-deductible share-based compensation expense.
The effective tax rate for the years ended December 31, 2024, 2023 and 2022 reflects the application of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which requires that the tax deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price be reflected in income tax expense. The Company's Provision for Income Taxes reflects an additional tax benefit of $35,086, $13,699 and $19,633 for the years ended December 31, 2024, 2023 and 2022, respectively, related to the application of ASU 2016-09, and resulted in a reduction in the effective tax rate of 6.6, 3.7 and 2.8 percentage points for the years ended December 31, 2024, 2023 and 2022, respectively. The effective tax rate for 2024, 2023 and 2022 also reflects the effect of certain nondeductible expenses, including expenses related to Class I-P and K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Deferred Tax Assets:
Depreciation and Amortization	$21,316	$21,796
Compensation and Benefits	149,275	142,340
Step up in tax basis due to the exchange of LP Units for Class A Shares(1)	63,884	62,637
Step up in tax basis due to the exchange of LP Units for Class A Shares(2)	42,503	39,999
Operating Lease	132,504	112,715
Other	13,354	11,728
Total Deferred Tax Assets	$422,836	$391,215
Deferred Tax Liabilities:
Operating Lease	$106,087	$90,666
Goodwill, Intangible Assets and Other	26,962	17,312
Total Deferred Tax Liabilities	$133,049	$107,978
Net Deferred Tax Assets Before Valuation Allowance	289,787	283,237
Valuation Allowance	(5,279)	(17,423)
Net Deferred Tax Assets	$284,508	$265,814
(1)Step-up in the tax basis associated with the exchange of LP Units for holders which have a tax receivable agreement.
(2)Step-up in the tax basis associated with the exchange of LP Units for holders which do not have a tax receivable agreement.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The $18,694 increase in net deferred tax assets from December 31, 2023 to December 31, 2024 was primarily related to additions to deferred compensation expense exceeding the grant date value of prior awards which vested during the period, included in Compensation and Benefits, including the impact of the excess current year step-ups in the basis of the tangible and intangible assets of Evercore LP over amortization, as discussed below, and the wind-down of the operations in Mexico for tax purposes. In addition, as of December 31, 2024, management weighted both the positive and negative evidence and concluded that it was appropriate to decrease the valuation allowance by $12,144, attributable to the wind-down of the Company's operations in Mexico.
During 2024, the LP holders exchanged 141 Class A and Class E LP Units for Class A Shares, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. The exchange of certain Class E and Class A LP Units resulted in a $7,731 step-up in the tax basis of the tangible and intangible assets of Evercore LP and a corresponding increase to Additional Paid-In Capital on the Company's Consolidated Statement of Financial Condition as of December 31, 2024. Further, there was an exchange of 211 Class A LP Units that triggered an additional liability under the Tax Receivable Agreement that was entered into in 2006 between the Company and the LP Unit holders for the year ended December 31, 2024. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In Capital increased $13,510, $11,484 and $2,027, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2024. See Note 15 for further discussion.
The Company recorded an increase in deferred tax assets of $20 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $3,772 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2024. The Company recorded an increase in deferred tax assets of $973 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $1,585 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2023.
A reconciliation of the changes in tax positions for the years ended December 31, 2024, 2023 and 2022 is as follows:

	December 31,
	2024	2023	2022
Beginning unrecognized tax benefit	$359	$359	$254
Additions for tax positions of prior years	79	—	105
Reductions for tax positions of prior years	—	—	—
Lapse of Statute of Limitations	—	—	—
Decrease due to settlement with Taxing Authority	(58)	—	—
Ending unrecognized tax benefit	$380	$359	$359
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. As of December 31, 2024, there were $380 of unrecognized tax benefits that, if recognized, $309 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $73 and $4, respectively, during the year ended December 31, 2024. In addition, during the year ended December 31, 2024, the Company reached an audit settlement with the Tax Authorities and $58 of unrecognized tax benefits were recognized by the Company, of which $47 affected the effective tax rate. The Company also recognized a tax benefit for the accrued interest and penalties of $24 and $9, respectively, during the year ended December 31, 2024, associated with the audit settlement. As of December 31, 2023, there were $359 of unrecognized tax benefits that, if recognized, $292 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $68 and $1, respectively, during the year ended December 31, 2023. As of December 31, 2022, there were $359 of unrecognized tax benefits that, if recognized, $292 would affect the effective tax rate.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company and its affiliates are currently under examination by Illinois for tax years 2020 through 2021, New York City for tax years 2014 through 2017 and 2019 through 2021, and New York State for tax years 2019 through 2021. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2019.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 22 – Concentrations of Credit Risk
Financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, investment securities, foreign government obligations and receivables from clients. The Company has placed substantially all of its Cash and Cash Equivalents in interest-bearing deposits in U.S. commercial banks and U.S. investment banks that meet certain rating and capital requirements, as well as U.S. Treasury securities. The Company's foreign subsidiaries maintain substantially all of their Cash and Cash Equivalents in interest bearing accounts at large commercial banking institutions domiciled in their respective countries of operation. Concentrations of credit risk are limited due to the quality of the Company's clients.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to clients. Other Assets includes long-term receivables primarily from fees related to private funds capital raising and certain fees related to the private capital businesses. Receivables are reported net of any allowance for credit losses. The Company maintains an allowance for credit losses to provide coverage for probable losses from customer receivables and determines the adequacy of the allowance by estimating the probability of loss based on the Company's analysis of historical credit loss experience of the Company's client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company's receivables collection periods are generally within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees primarily related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year (see Note 4 for further information). The collection period for liability management and restructuring transaction receivables may exceed 90 days. Receivables that are collected in a period exceeding one year are reflected in Other Assets on the Consolidated Statements of Financial Condition.
At December 31, 2024 and 2023, total receivables recorded in Accounts Receivable amounted to $421,502 and $371,606, respectively, net of an allowance, and total receivables recorded in Other Assets amounted to $101,314 and $93,689, respectively. The Company recorded bad debt expense of $2,334, $5,559 and $5,513 for the years ended December 31, 2024, 2023 and 2022, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2024, total contract assets recorded in Other Current Assets and Other Assets amounted to $62,379 and $14,477, respectively. As of December 31, 2023, total contract assets recorded in Other Current Assets and Other Assets amounted to $85,401 and $5,845, respectively.
With respect to the Company's Investment Securities portfolio, which is comprised of U.S. Treasury securities, exchange-traded funds and securities investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2024, the Company had Investment Securities of $1,452,721, of which 88% were U.S. Treasury securities and 12% were equity securities and exchange-traded funds, and Certificates of Deposit of $66,660 with financial institutions with high credit ratings.
Periodically, the Company provides compensation to new and existing employees in the form of loans and/or other cash awards, which include a requirement of either full or partial repayment of these awards based on the terms of their employment agreements with the Company. See Note 18 for further information.
Note 23 – Segment Operating Results
Business Segments – The Company's business results are categorized into the following two segments: Investment Banking & Equities and Investment Management. The Investment Banking & Equities segment includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
research. The Investment Banking & Equities segment also includes interests in Seneca Evercore and Luminis (through September 2024), which are accounted for under the equity method of accounting. The Investment Management segment includes Wealth Management and interests in private equity funds which are not managed by the Company, as well as interests in Atalanta Sosnoff and ABS (through July 2024), which are accounted for under the equity method of accounting.
The Company's segment information is prepared using the following methodology:
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
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including the Company's investment funds (which are used as an economic hedge against the Company's deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•Gains on the sale of the Company's interests in ABS in 2024 and 2022. See Note 10 for further information
•A loss related to the release of cumulative foreign exchange losses resulting from the redemption of the Company's interest in Luminis in 2024. See Note 10 for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments
•Realized and unrealized gains and losses on interests in private equity funds which are not managed by the Company
•Interest expense associated with the Company’s Notes Payable and lines of credit
•Adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Each segment's expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, execution, clearing and custody fees, equipment and indirect support costs (including compensation and other operating expenses related thereto) for corporate services. Such corporate services include, but are not limited to, accounting, tax, legal, technology, human capital, facilities management and senior management activities.
Additionally, the Company's segment expenses also include Special Charges, Including Business Realignment Costs, which reflect the following:
•2024 – Expenses related to the write-off of the remaining carrying value of the Company's investment in Luminis in connection with the redemption of the Company's interest
•2023 – Expenses related to the write-off of non-recoverable assets in connection with the wind-down of the Company's operations in Mexico
•2022 – Expenses related to charges associated with the prepayment of the Company's Series B Notes, as well as certain professional fees, separation benefits and other charges related to the wind-down of the Company's operations in Mexico

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company evaluates segment results based on net revenues and pre-tax income. The Company's resources are allocated and performance is assessed by the Company's CEO and Chairman, whom the Company has determined to be the CODM. For both segments, the CODM reviews net revenues and pre-tax income against current and past performance on a quarterly basis when making decisions about allocating resources to the segments, inclusive of decisions regarding new hires, expansion into new geographical locations and entering into material contracts, including lease agreements and significant investments in technology. The CODM also uses these measures in determining appropriate levels of employee compensation.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the years ended December 31, 2024, 2023 and 2022, respectively.
The following information presents each segment's contribution.

	For the Years Ended December 31,
	2024	2023	2022
Investment Banking & Equities
Net Revenues(1)	$2,898,489	$2,355,943	$2,696,125
Employee Compensation and Benefits	1,927,928	1,617,449	1,658,076
Non-Compensation(2)	456,257	393,308	351,837
Special Charges, Including Business Realignment Costs	7,305	2,921	3,126
Operating Income	506,999	342,265	683,086
Income from Equity Method Investments	1,073	620	1,217
Pre-Tax Income	$508,072	$342,885	$684,303
Identifiable Segment Assets	$4,022,227	$3,541,886	$3,446,075
Investment Management
Net Revenues(1)	$81,104	$70,006	$65,923
Employee Compensation and Benefits	46,108	39,426	39,443
Non-Compensation(2)	15,081	13,710	13,524
Operating Income	19,915	16,870	12,956
Income from Equity Method Investments	5,158	6,035	6,782
Pre-Tax Income	$25,073	$22,905	$19,738
Identifiable Segment Assets	$151,744	$161,412	$174,848
Total
Net Revenues(1)	$2,979,593	$2,425,949	$2,762,048
Employee Compensation and Benefits	1,974,036	1,656,875	1,697,519
Non-Compensation(2)	471,338	407,018	365,361
Special Charges, Including Business Realignment Costs	7,305	2,921	3,126
Operating Income	526,914	359,135	696,042
Income from Equity Method Investments	6,231	6,655	7,999
Pre-Tax Income	$533,145	$365,790	$704,041
Identifiable Segment Assets	$4,173,971	$3,703,298	$3,620,923

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2024	2023	2022
Investment Banking & Equities(A)	$86,772	$78,281	$(25,668)
Investment Management	1,554	2,965	1,440
Total Other Revenue, net	$88,326	$81,246	$(24,228)
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable and lines of credit of $16,768, $16,717 and $16,850 for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Non-Compensation expenses are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Investment Banking & Equities
Occupancy and Equipment Rental	$88,604	$82,180	$76,317
Professional Fees	130,397	104,099	103,378
Travel and Related Expenses	78,519	63,798	49,588
Communications and Information Services	78,555	68,937	60,181
Depreciation and Amortization	24,141	23,943	26,976
Execution, Clearing and Custody Fees	11,487	10,724	8,813
Other Operating Expenses	44,554	39,627	26,584
Total Non-Compensation	$456,257	$393,308	$351,837

Investment Management
Occupancy and Equipment Rental	$2,349	$2,149	$2,120
Professional Fees	5,329	4,702	4,910
Travel and Related Expenses	927	729	595
Communications and Information Services	2,919	2,666	2,461
Depreciation and Amortization	327	405	737
Execution, Clearing and Custody Fees	1,724	1,551	1,532
Other Operating Expenses	1,506	1,508	1,169
Total Non-Compensation	$15,081	$13,710	$13,524

Total
Occupancy and Equipment Rental	$90,953	$84,329	$78,437
Professional Fees	135,726	108,801	108,288
Travel and Related Expenses	79,446	64,527	50,183
Communications and Information Services	81,474	71,603	62,642
Depreciation and Amortization	24,468	24,348	27,713
Execution, Clearing and Custody Fees	13,211	12,275	10,345
Other Operating Expenses	46,060	41,135	27,753
Total Non-Compensation	$471,338	$407,018	$365,361

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Years Ended December 31,
	2024	2023	2022
Net Revenues:(1)
Americas(2)	$2,331,369	$1,826,861	$2,185,165
Europe, Middle East and Africa ("EMEA")	503,496	469,694	534,784
Asia-Pacific	56,402	48,148	66,327
Total	$2,891,267	$2,344,703	$2,786,276
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
(2)Primarily includes revenue attributable to the United States of $2,187,916, $1,719,337 and $1,989,387 for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company's total assets are located in the following geographical areas:

	December 31,
	2024	2023
Total Assets:
Americas(1)	$3,496,519	$3,167,244
EMEA(2)	614,494	481,558
Asia-Pacific	62,958	54,496
Total	$4,173,971	$3,703,298
(1)Primarily includes assets located in the United States.
(2)Primarily includes assets located in the United Kingdom.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 24 – Evercore Inc. (Parent Company Only) Financial Statements
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Equity Investment in Subsidiary	$1,881,783	$1,743,393
Deferred Tax Assets	239,118	234,719
Goodwill	15,236	15,236
Other Assets	12,450	24,110
TOTAL ASSETS	$2,148,587	$2,017,458
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Payable to Related Party	$10,423	$10,522
Other Current Liabilities	3,659	3,304
Current Portion of Notes Payable	37,951	—
Total Current Liabilities	52,033	13,826
Amounts Due Pursuant to Tax Receivable Agreements	52,968	52,813
Long-term Debt - Notes Payable	335,944	373,885
TOTAL LIABILITIES	440,945	440,524
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 84,767,922 and 82,114,009 issued at December 31, 2024 and 2023, respectively, and 38,116,350 and 37,773,613 outstanding at December 31, 2024 and 2023, respectively)	848	821
Class B, par value $0.01 per share (1,000,000 shares authorized, 45 and 46 issued and outstanding at December 31, 2024 and 2023, respectively)	—	—
Additional Paid-In Capital	3,510,356	3,163,198
Accumulated Other Comprehensive Income (Loss)	(36,057)	(26,538)
Retained Earnings	2,133,919	1,892,656
Treasury Stock at Cost (46,651,572 and 44,340,396 shares at December 31, 2024 and 2023, respectively)	(3,901,424)	(3,453,203)
TOTAL STOCKHOLDERS' EQUITY	1,707,642	1,576,934
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,148,587	$2,017,458

See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023	2022
REVENUES
Other Revenue, Including Interest and Investments	$16,768	$16,717	$16,850
TOTAL REVENUES	16,768	16,717	16,850
Interest Expense	16,768	16,717	16,850
NET REVENUES	—	—	—
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	—	—	—
Equity in Income of Subsidiary	476,261	315,109	605,957
Provision for Income Taxes	97,982	59,630	129,437
NET INCOME	$378,279	$255,479	$476,520
See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$378,279	$255,479	$476,520
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Undistributed Income of Subsidiary	(476,261)	(315,109)	(605,957)
Deferred Taxes	22,265	4,332	2,624
Accretion on Long-term Debt	556	529	585
(Increase) Decrease in Operating Assets:
Other Assets	11,660	6,989	(31,099)
Increase (Decrease) in Operating Liabilities:
Taxes Payable	—	—	(13,075)
Net Cash Provided by (Used in) Operating Activities	(63,501)	(47,780)	(170,402)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	210,760	175,644	297,659
Net Cash Provided by Investing Activities	210,760	175,644	297,659
CASH FLOWS FROM FINANCING ACTIVITIES
Payments to Related Party	(11,427)	—	—
Payment of Notes Payable	—	—	(67,000)
Issuance of Notes Payable	—	—	67,000
Dividends	(135,832)	(127,864)	(127,257)
Net Cash Provided by (Used in) Financing Activities	(147,259)	(127,864)	(127,257)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of Year	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of Year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Income Taxes	$64,121	$48,850	$170,844
Accrued Dividends	$16,159	$17,054	$15,236
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
Note C – Stockholders' Equity
The Company is authorized to issue 1,000,000 shares of Class A common stock ("Class A Shares"), par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2024, the Company has issued 84,768 Class A Shares. The Company canceled two shares of Class B common stock, which were held by limited partners of Evercore LP, and granted one share of Class B common stock during 2024. During 2024, the Company purchased 998 Class A Shares from employees at an average cost per share of $179.67, primarily for the net settlement of stock-based compensation awards, and 1,313 Class A Shares at an average cost per share of $203.84 pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $446,985 (excluding $1,236 of excise tax levied on share repurchases, net of issuances) on the Company's Statement of Financial Condition as of December 31, 2024. Treasury shares are repurchased by a subsidiary of Evercore Inc. During the year ended December 31, 2024, the Company declared and paid dividends of $3.16 per share, totaling $120,857, which were wholly funded by the Company's sole subsidiary, Evercore LP, and accrued deferred cash dividends on unvested and vested RSUs, totaling $16,159. During the year ended December 31, 2024, the Company also paid deferred cash dividends of $14,975, which were wholly funded by the Company's sole subsidiary, Evercore LP.
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
Note E – Commitments and Contingencies
As of December 31, 2024, as discussed in Note 13 to the consolidated financial statements, future payments required related to the 2016, 2019, 2021 and 2022 Private Placement Notes are $454,906. Pursuant to the 2016, 2019, 2021 and 2022 Private Placement Notes, the Company expects to make payments to the notes' holders of $54,006 within one year or less, $74,943 in one to three years, $179,302 in three to five years and $146,655 after five years.
As of December 31, 2024, as discussed in Note 19 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $63,391. The company expects to pay to the counterparties to the Tax Receivable Agreement $10,423 within one year or less, $18,209 in one to three years, $12,705 in three to five years and $22,054 after five years.

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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in Internal Control - Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2024.
The Company's independent registered public accounting firm has issued its written attestation report on the Company's internal control over financial reporting, as included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Evercore Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 21, 2025

Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Item 9B.	Other Information
During the fiscal year ended December 31, 2024, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

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
The Company has adopted insider trading policies and procedures and has implemented processes that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards. Our Personal Trading Policy prohibits our employees and related persons and entities from trading in securities of the Company and other companies while in possession of material, nonpublic information in violation of applicable securities laws. The Company also follows procedures for the repurchase of its securities. A copy of our Personal Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2024

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	5,242,348	—	8,654,162
Equity compensation plans not approved by shareholders	—	—	—
Total	5,242,348	—	8,654,162
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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Evercore Inc., as filed with the Secretary of State of the State of Delaware on October 17, 2017(14)

3.2	Amended and Restated By-Laws, dated August 29, 2017(13)

4.1	Form of 4.34% Series E senior notes due 2029(17)

4.2	Form of 4.44% Series F senior notes due 2031(17)

4.3	Form of 4.54% Series G senior notes due 2033(17)

4.4	Form of 3.33% Series H senior notes due 2033(17)

4.5	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(25)

10.1	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.2	Registration Rights Agreement, dated as of August 10, 2006(2)

10.3	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.4	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(3)

10.5	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman(4)

10.6	Form of Indemnification Agreement between the Registrant and each of its directors(1)

10.7
Contribution and Exchange Agreement, dated as of August 3, 2014, among ISI Holding, Inc., ISI Holding II, Inc., ISI Management Holdings LLC, ISI Holding, LLC, Edward S. Hyman, the holders of the Management Holdings management units set forth on Annex A thereto, Evercore LP, Evercore Partners Inc. and the Founder, solely in his capacity as the holders' representative(5)

10.8	*Employment Agreement between the Registrant and Edward S. Hyman(6)

10.9	*Cash Unit Award Agreement(7)

10.10	*Form Restricted Stock Unit Award Agreement for U.S. Employees(7)

10.11	Form of Note Purchase Agreement, dated March 30, 2016(8)

10.12	Loan Agreement, dated as of June 24, 2016, between Evercore Partners Services East L.L.C., as borrower, and PNC Bank, National Association, as lender(9)

10.13	*Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(10)

10.14	*Employment Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(11)

10.15	*Incentive Subscription Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(11)

10.16	*Restricted Stock Unit Award Agreement, dated as of November 15, 2016, by and among Evercore Partners Inc., Evercore LP and John S. Weinberg(11)

10.17	*Confidentiality, Non-Solicitation and Proprietary Information Agreement, dated as of November 15, 2016, by and between Evercore Partners Inc. and John S. Weinberg(11)

10.18	*2017 Form Restricted Stock Unit Award Agreement for U.S. Employees(12)

10.19	*2017 Form Restricted Stock Unit Award Agreement for the members of Evercore Partners International LLP(12)

10.20	*2017 Form Restricted Stock Unit Award Agreement for non-U.S. Employees and non-members of Evercore Partners International LLP(12)

10.21
Seventh Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of November 1, 2017, by and among Evercore Inc., as general partner, and the Limited Partners (as defined therein) of the Partnership(15)

10.22	*2019 Form Restricted Stock Unit Award Agreement for U.S. Employees(16)

10.23	Form of Note Purchase Agreement, dated as of August 1, 2019(17)

10.24	Amended and Restated 2016 Evercore Inc. Stock Incentive Plan, Israeli Appendix(18)

10.25	*Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(19)

10.26	Form of Note Purchase Agreement, dated as of March 29, 2021(20)

10.27	Form of Class L Interest Subscription Agreement(21)

10.28
Amendment No. 1 to the Seventh Amended and Restated Limited Partnership Agreement of Evercore LP, dated as of April 30, 2021, by and among Evercore Inc., as general partner, and the Limited Partners (as defined therein) of the Partnership(21)

10.29	Agreement, dated October 29, 2021, between Evercore Group L.L.C. and PNC Bank, National Association(22)

10.30	Form of Note Purchase Agreement, dated June 28, 2022(23)

10.31	Form of Class K-P Unit Subscription Agreement(25)

10.32	Amendment, dated October 31, 2022, to the Agreement between Evercore Group L.L.C. and PNC Bank, National Association(25)

10.33	*Employment Agreement between Evercore Inc. and Timothy LaLonde, dated January 19, 2023(24)

10.34	Amendment to Subordinated Revolving Credit Facility (Unsecured Facility), dated November 3, 2023, by and among Evercore Group L.L.C. and PNC Bank, National Association(26)

10.35	*Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(27)

10.36	Amendment to Subordinated Revolving Credit Facility (Unsecured Facility), dated October 25, 2024, by and among Evercore Group L.L.C. and PNC Bank, National Association (filed herewith)

10.37	Loan Agreement, dated October 28, 2024, between Evercore Partners Services East L.L.C. and PNC Bank, National Association, together with Revolving Line of Credit Note (filed herewith)

10.38	Guaranty and Suretyship Agreement, dated October 28, 2024, between Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association (filed herewith)

10.39	2024 Form of Restricted Stock Unit Award Agreement for U.S. Employees (filed herewith)

11	Not included as a separate exhibit - earnings per share can be determined from Note 17 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

19.1	Personal Trading Policy (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97.1	Evercore Inc. Mandatory Clawback Policy(26)

101.INS	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition as of December 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL (and contained in Exhibit 101)
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
(6)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 27, 2015.
(7)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2016.
(8)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on March 31, 2016.
(9)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on June 29, 2016.
(10)Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 28, 2016.

(11)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on November 18, 2016.
(12)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2017.
(13)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on September 1, 2017.
(14)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2017.
(15)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 23, 2018.
(16)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 22, 2019.
(17)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2019.
(18)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2019.
(19)Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 24, 2020.
(20)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2021.
(21)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on April 30, 2021.
(22)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2022.
(23)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended June 30, 2022.
(24)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on January 20, 2023.
(25)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 24, 2023.
(26)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 22, 2024.
(27)Incorporated by Reference to Annex B to the Registrant's definitive proxy statement (Commission File No. 001-32975), filed with the SEC on April 26, 2024.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 21, 2025
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 21st day of February, 2025.

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