Form 10-Q
period 2025-03-31
Evercore Inc.
filed 2025-05-08
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 23, 2025 was 38,659,364. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 23, 2025 was 47 (excluding 53 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and Cash Equivalents	$552,954	$873,045
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $198,719 and $813,507 at March 31, 2025 and December 31, 2024, respectively)	811,459	1,519,381
Accounts Receivable (net of allowances of $3,183 and $2,253 at March 31, 2025 and December 31, 2024, respectively)	469,147	421,502
Receivable from Employees and Related Parties	37,856	33,566
Other Current Assets	174,638	140,407
Total Current Assets	2,046,054	2,987,901
Investments	16,905	18,673
Deferred Tax Assets	282,470	284,508
Operating Lease Right-of-Use Assets	445,606	439,458
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $154,670 and $151,455 at March 31, 2025 and December 31, 2024, respectively)	161,204	144,756
Goodwill	125,996	124,452
Other Assets	192,880	174,223
Total Assets	$3,271,115	$4,173,971
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$316,383	$1,024,076
Accounts Payable and Accrued Expenses	41,375	29,041
Payable to Employees and Related Parties	86,295	48,494
Operating Lease Liabilities	58,735	55,253
Taxes Payable	2,017	4,781
Current Portion of Notes Payable	85,898	37,951
Other Current Liabilities	38,701	30,205
Total Current Liabilities	629,404	1,229,801
Operating Lease Liabilities	499,595	494,169
Notes Payable	289,157	335,944
Amounts Due Pursuant to Tax Receivable Agreements	53,616	52,968
Other Long-term Liabilities	47,688	119,281
Total Liabilities	1,519,460	2,232,163
Commitments and Contingencies (Note 15)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 86,863,201 and 84,767,922 issued at March 31, 2025 and December 31, 2024, respectively, and 38,657,107 and 38,116,350 outstanding at March 31, 2025 and December 31, 2024, respectively)	869	848
Class B, par value $0.01 per share (1,000,000 shares authorized, 47 and 45 issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	—	—
Additional Paid-In Capital	3,596,161	3,510,356
Accumulated Other Comprehensive Income (Loss)	(28,210)	(36,057)
Retained Earnings	2,245,124	2,133,919
Treasury Stock at Cost (48,206,094 and 46,651,572 shares at March 31, 2025 and December 31, 2024, respectively)	(4,307,384)	(3,901,424)
Total Evercore Inc. Stockholders' Equity	1,506,560	1,707,642
Noncontrolling Interest	245,095	234,166
Total Equity	1,751,655	1,941,808
Total Liabilities and Equity	$3,271,115	$4,173,971
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Investment Banking & Equities:
Advisory Fees	$557,349	$429,838
Underwriting Fees	54,255	55,535
Commissions and Related Revenue	55,110	48,238
Asset Management and Administration Fees	20,983	18,699
Other Revenue, Including Interest and Investments	11,325	32,693
Total Revenues	699,022	585,003
Interest Expense	4,193	4,188
Net Revenues	694,829	580,815
Expenses
Employee Compensation and Benefits	459,825	387,705
Occupancy and Equipment Rental	25,731	21,944
Professional Fees	32,613	31,219
Travel and Related Expenses	22,018	19,222
Communications and Information Services	23,144	19,167
Depreciation and Amortization	5,976	6,293
Execution, Clearing and Custody Fees	3,346	3,341
Other Operating Expenses	10,992	7,804
Total Expenses	583,645	496,695
Income Before Income from Equity Method Investments and Income Taxes	111,184	84,120
Income from Equity Method Investments	879	2,325
Income Before Income Taxes	112,063	86,445
Provision (Benefit) for Income Taxes	(41,727)	(6,679)
Net Income	153,790	93,124
Net Income Attributable to Noncontrolling Interest	7,606	7,431
Net Income Attributable to Evercore Inc.	$146,184	$85,693
Net Income Attributable to Evercore Inc. Common Shareholders	$146,184	$85,693
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,718	38,438
Diluted	42,058	41,080
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$3.78	$2.23
Diluted	$3.48	$2.09

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net Income	$153,790	$93,124
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(228)	(70)
Foreign Currency Translation Adjustment Gain (Loss), net	8,714	(3,453)
Other Comprehensive Income (Loss)	8,486	(3,523)
Comprehensive Income	162,276	89,601
Comprehensive Income Attributable to Noncontrolling Interest	8,245	7,132
Comprehensive Income Attributable to Evercore Inc.	$154,031	$82,469

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2025
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2024	84,767,922	$848	$3,510,356	$(36,057)	$2,133,919	(46,651,572)	$(3,901,424)	$234,166	$1,941,808
Net Income	—	—	—	—	146,184	—	—	7,606	153,790
Other Comprehensive Income	—	—	—	7,847	—	—	—	639	8,486
Treasury Stock Purchases	—	—	—	—	—	(1,554,522)	(405,960)	—	(405,960)
Evercore LP Units Exchanged for Class A Common Stock	23,692	—	2,415	—	—	—	—	(2,195)	220
Equity-based Compensation Awards	2,071,587	21	83,390	—	—	—	—	12,727	96,138
Dividends	—	—	—	—	(34,979)	—	—	—	(34,979)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(7,848)	(7,848)
Balance at March 31, 2025	86,863,201	$869	$3,596,161	$(28,210)	$2,245,124	(48,206,094)	$(4,307,384)	$245,095	$1,751,655

	For the Three Months Ended March 31, 2024
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2023	82,114,009	$821	$3,163,198	$(26,538)	$1,892,656	(44,340,396)	$(3,453,203)	$205,556	$1,782,490
Net Income	—	—	—	—	85,693	—	—	7,431	93,124
Other Comprehensive Income (Loss)	—	—	—	(3,224)	—	—	—	(299)	(3,523)
Treasury Stock Purchases	—	—	—	—	—	(1,487,189)	(263,297)	—	(263,297)
Evercore LP Units Exchanged for Class A Common Stock	90,641	1	8,157	—	—	—	—	(6,146)	2,012
Equity-based Compensation Awards	2,137,685	21	73,870	—	—	—	—	6,350	80,241
Dividends	—	—	—	—	(33,337)	—	—	—	(33,337)
Noncontrolling Interest (Note 12)	—	—	—	—	—	—	—	(9,438)	(9,438)
Balance at March 31, 2024	84,342,335	$843	$3,245,225	$(29,762)	$1,945,012	(45,827,585)	$(3,716,500)	$203,454	$1,648,272

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net Income	$153,790	$93,124
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	7,120	(14,708)
Equity Method Investments	87	22
Equity-Based and Other Deferred Compensation	148,425	139,337
Noncash Lease Expense	12,209	9,928
Depreciation, Amortization and Accretion, net	2,565	1,911
Bad Debt Expense	2,590	(567)
Deferred Taxes	791	(47)
Decrease (Increase) in Operating Assets:
Investment Securities	6,443	12,346
Accounts Receivable	(47,143)	39,573
Receivable from Employees and Related Parties	(4,160)	(4,070)
Other Assets	(51,284)	53,051
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(752,903)	(628,439)
Accounts Payable and Accrued Expenses	9,308	3,507
Payables to Employees and Related Parties	35,727	20,389
Taxes Payable	(2,764)	(2,807)
Other Liabilities	(70,454)	(3,771)
Net Cash Provided by (Used in) Operating Activities	(549,653)	(281,221)
Cash Flows From Investing Activities
Distributions of Private Equity Investments	1,215	—
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	1,043,959	1,272,891
Purchases of Investment Securities	(395,187)	(701,428)
Maturity of Certificates of Deposit	49,434	54,462
Purchase of Certificates of Deposit	—	(48,317)
Purchase of Furniture, Equipment and Leasehold Improvements	(19,660)	(1,105)
Net Cash Provided by Investing Activities	679,761	576,503
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	231	—
Distributions to Noncontrolling Interests	(8,365)	(9,438)
Payments Under Tax Receivable Agreement	(597)	(607)
Purchase of Treasury Stock and Noncontrolling Interests	(405,674)	(265,322)
Dividends	(46,452)	(43,236)
Net Cash Provided by (Used in) Financing Activities	(460,857)	(318,603)
Effect of Exchange Rate Changes on Cash	11,382	(3,767)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(319,367)	(27,088)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	882,107	605,484
Cash, Cash Equivalents and Restricted Cash – End of Period	$562,740	$578,396
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$1,790	$1,790
Payments for Income Taxes	$27,107	$15,305
Accrued Dividends	$3,763	$4,028

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
The Investment Banking & Equities segment includes the investment banking business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures, shareholder activism and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides liability management and restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on partnerships and private funds interests, as well as on primary and secondary transactions for real estate oriented financial sponsors and private equity interests. The Investment Banking & Equities segment also includes the equities business through which the Company offers macroeconomic, policy and fundamental equity research and agency-based equity securities trading for institutional investors. The Company's interest in Seneca Advisors LTDA ("Seneca Evercore"), which is accounted for under the equity method of accounting, and the Company's former interest in Luminis Partners ("Luminis", through September 2024), are also reflected in the Investment Banking & Equities segment.
The Investment Management segment includes the wealth management business through which the Company provides investment advisory, wealth management and fiduciary services for high-net-worth individuals and associated entities, and the private equity business, which holds interests in private equity funds which are not managed by the Company. The Investment Management segment also includes an interest in Atalanta Sosnoff Capital, LLC ("Atalanta Sosnoff"), which is accounted for under the equity method of accounting, and the Company's former interest in ABS Investment Management Holdings LP and ABS Investment Management GP LLC (collectively, "ABS", through July 2024).
Note 2 – Significant Accounting Policies
For a further discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2024. The December 31, 2024 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Evercore LP is a VIE and the Company is the primary beneficiary. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Condition in Note 24 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada") and Evercore Asia Limited ("Evercore Hong Kong") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong assets of $477,865 and liabilities of $149,003 at March 31, 2025 and assets of $581,814 and liabilities of $246,321 at December 31, 2024.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Note 3 – Recent Accounting Pronouncements
ASU 2023-07 – In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 provides amendments to Accounting Standards Codification ("ASC") 280, "Segment Reporting" ("ASC 280"), which require disclosure of incremental segment information on an annual and interim basis, and require that all annual disclosures currently required by ASC 280 about a reportable segment's profit or loss and assets are also provided in interim periods. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a retrospective basis. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of ASU 2023-07 resulted in the Company providing disclosure of incremental segment information, including significant segment expenses that are regularly provided to the Company's Chief Operating Decision Maker ("CODM"). See Note 18 for further information.
ASU 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 provides amendments to ASC 740, "Income Taxes," which require greater disaggregation of information in a reporting entity's effective tax rate reconciliation, require disaggregation of income taxes paid by federal, state, and foreign jurisdictions and add or modify certain other disclosure requirements. The amendments in this update are effective for annual periods beginning after December 15, 2024. While ASU 2023-09 implements further income tax disclosure requirements, it does not change how an entity determines its income tax obligation, and it will have no impact on the Company's financial condition, results of operations or cash flows.
ASU 2024-01 – In March 2024, the FASB issued ASU No. 2024-01, "Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards" ("ASU 2024-01"). ASU 2024-01 provides amendments to ASC 718, "Compensation – Stock Compensation," which provide guidance in determining whether profits interest and similar awards should be accounted for as share-based arrangements within the scope of Topic 718. The amendments in this update are effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective or retrospective basis. The Company adopted ASU 2024-01 on January 1, 2025 on a prospective basis. The adoption of ASU 2024-01 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2024-03 – In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 provides amendments to ASC 220, "Income Statement – Reporting Comprehensive Income", which require disaggregated disclosure of certain income statement expense captions into specified categories within the notes to the financial statements. The amendments in this update are effective for annual periods beginning after December 15, 2026, with early adoption permitted. The amendments should be applied on a prospective or retrospective basis. The Company is currently

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Investment Banking & Equities:
Advisory Fees	$557,349	$429,838
Underwriting Fees	54,255	55,535
Commissions and Related Revenue	55,110	48,238
Total Investment Banking & Equities	$666,714	$533,611

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$20,983	$18,699
Total Investment Management	$20,983	$18,699
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31, 2025
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2025	$421,502	$101,314	$62,379	$14,477	$3,582
Increase (Decrease)	47,645	12,152	(29,713)	1,057	3,094
Balance at March 31, 2025	$469,147	$113,466	$32,666	$15,534	$6,676

	For the Three Months Ended March 31, 2024
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2024	$371,606	$93,689	$85,401	$5,845	$3,524
Increase (Decrease)	(39,867)	(8,431)	(56,789)	2,816	1,940
Balance at March 31, 2024	$331,739	$85,258	$28,612	$8,661	$5,464
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company recognized revenue of $5,110 and $4,865 on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended March 31,
	2025	2024
Beginning Balance	$2,253	$5,603
Bad debt expense, net of reversals	2,590	(567)
Write-offs, foreign currency translation and other adjustments	(1,660)	(278)
Ending Balance	$3,183	$4,758
The change in the balance during the three months ended March 31, 2025 is primarily related to an increase in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets, primarily from the Company's private and secondary fund advisory businesses, as of March 31, 2025, by year of origination:

	Amortized Carrying Value by Origination Year
	2025	2024	2023	2022	2021	Total
Long-term Accounts Receivable and Long-term Contract Assets	$20,352	$76,801	$21,625	$8,971	$1,251	$129,000
Note 5 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $1,271 and $811 for the three months ended March 31, 2025 and 2024, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $34,652 and $29,357 as of March 31, 2025 and December 31, 2024, respectively. See Note 14 for further information.
Note 6 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Debt Securities	$198,719	$813,804
Equity Securities	209	298
Debt Securities Carried by EGL	452,544	459,916
Investment Funds	143,171	178,703
Total Investment Securities, at fair value	$794,643	$1,452,721

Certificates of Deposit, at contract value	16,816	66,660

Total Investment Securities and Certificates of Deposit	$811,459	$1,519,381

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
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $1 and $297 as of March 31, 2025 and December 31, 2024, respectively. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($1) as of March 31, 2025.
Net unrealized gains (losses) included in Other Comprehensive Income were ($301) and ($145) for the three months ended March 31, 2025 and 2024, respectively.
Gross realized gains included within Other Revenue, Including Interest and Investments, were $3 for the three months ended March 31, 2025. Gross realized losses included within Other Revenue, Including Interest and Investments, were ($20) and ($47) for the three months ended March 31, 2025 and 2024, respectively.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $816,039 and $747,511 for the three months ended March 31, 2025 and 2024, respectively.
Scheduled maturities of the Company's available-for-sale debt securities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$198,719	$198,719	$813,507	$813,804
Total	$198,719	$198,719	$813,507	$813,804
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasury securities and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at March 31, 2025 and has not recorded a credit allowance on these securities.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized losses of ($89) and ($78) for the three months ended March 31, 2025 and 2024, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury securities. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($104) and ($135) for the three months ended March 31, 2025 and 2024, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 14 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($5,931) and $14,895 for the three months ended March 31, 2025 and 2024, respectively (of which ($28,539) and $5,215, respectively, were net unrealized gains (losses)).

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Certificates of Deposit
At March 31, 2025 and December 31, 2024, the Company held certificates of deposit of $16,816 and $66,660, respectively, with certain banks with original maturities of four months or less when purchased.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Atalanta Sosnoff	$11,106	$11,155
Seneca Evercore	1,307	1,462
Total	$12,413	$12,617

Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At March 31, 2025, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $917 and $635 for the three months ended March 31, 2025 and 2024, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At March 31, 2025, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings (losses) of ($38) and $120 for the three months ended March 31, 2025 and 2024, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
ABS
In July 2024, the Company sold its remaining 26% ownership interest in ABS for cash of $18,113. This investment resulted in earnings of $1,002 for the three months ended March 31, 2024, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statement of Operations.
Luminis
In September 2024, the Company agreed to the redemption of its interest in Luminis, such that it no longer has an equity interest in Luminis following the redemption. The Company received no consideration in respect of the redemption. This investment was subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statement of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
This investment resulted in earnings of $568 for the three months ended March 31, 2024, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statement of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $62 and $79 for the three months ended March 31, 2025 and 2024, respectively.
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
A summary of the Company's investments in the private equity funds as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Glisco II, Glisco III and Glisco IV	$2,032	$3,569
Trilantic IV and Trilantic V	1,815	1,862
Total Private Equity Funds	$3,847	$5,431
Net realized and unrealized gains (losses) on private equity fund investments were ($980) and $73 for the three months ended March 31, 2025 and 2024, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2025, there was no previously distributed carried interest received from the funds subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $1,434 and $2,956 included in its Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2025 and December 31, 2024, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of March 31, 2025 and December 31, 2024 was $3,617 and $5,138, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $645 and $625 as of March 31, 2025 and December 31, 2024, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 8 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis, which include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $17,353 and $14,403 for the three months ended March 31, 2025 and 2024, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $1,655 and $1,528 for the three months ended March 31, 2025 and 2024, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,913 and $5,886 as of March 31, 2025 and December 31, 2024, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,550 and $1,474 for the three months ended March 31, 2025 and 2024, respectively.
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
The Company incurred net operating cash outflows of $15,609 and $10,691 for the three months ended March 31, 2025 and 2024, respectively, related to its operating leases, which was net of cash received from lease incentives of $3,408 and $718 for the three months ended March 31, 2025 and 2024, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended March 31,
	2025	2024
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$17,146	$880

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term - operating leases	9.9 years	10.5 years
Weighted-average discount rate - operating leases	4.80%	4.58%
As of March 31, 2025, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2025 (April 1 through December 31)	$63,741
2026	81,927
2027	72,791
2028	64,298
2029	54,804
Thereafter	385,394
Total lease payments	722,955
Less: Tenant Improvement Allowances	(17,300)
Less: Imputed Interest	(147,325)
Present value of lease liabilities	558,330
Less: Current lease liabilities	(58,735)
Long-term lease liabilities	$499,595
The Company has entered into certain lease agreements, primarily for office space, which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence in 2025 and will have lease terms of 3 to 10 years once they have commenced. The additional future payments under these arrangements are $2,934 as of March 31, 2025.
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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$452,544	$—	$—	$452,544
Other Debt and Equity Securities(1)	209,003	—	—	209,003
Investment Funds	143,171	—	—	143,171
Total Assets Measured At Fair Value	$804,718	$—	$—	$804,718

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$459,916	$—	$—	$459,916
Other Debt and Equity Securities(1)	824,069	—	—	824,069
Investment Funds	178,703	—	—	178,703
Total Assets Measured At Fair Value	$1,462,688	$—	$—	$1,462,688
(1)Includes $10,075 and $9,967 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		March 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$542,879	$542,879	$—	$—	$542,879
Certificates of Deposit	16,816	—	16,816	—	16,816
Receivables(1)	582,613	—	577,990	—	577,990
Contract Assets(2)	48,200	—	47,482	—	47,482
Closely-held Equity Securities	645	—	—	645	645
Financial Liabilities:
Accounts Payable and Accrued Expenses	$41,375	$—	$41,375	$—	$41,375
Payable to Employees and Related Parties	86,295	—	86,295	—	86,295
Notes Payable(3)	375,055	—	360,596	—	360,596

		December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$863,078	$863,078	$—	$—	$863,078
Certificates of Deposit	66,660	—	66,660	—	66,660
Receivables(1)	522,816	—	518,485	—	518,485
Contract Assets(2)	76,856	—	76,184	—	76,184
Closely-held Equity Securities	625	—	—	625	625
Financial Liabilities:
Accounts Payable and Accrued Expenses	$29,041	$—	$29,041	$—	$29,041
Payable to Employees and Related Parties	48,494	—	48,494	—	48,494
Notes Payable(3)	373,895	—	356,531	—	356,531
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio (for the 2016 Private Placement Notes only), and customary events of default. As of March 31, 2025, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of March 31, 2025 and December 31, 2024:

			Carrying Value(1)
Note	Maturity Date	Effective Annual Interest Rate	March 31, 2025	December 31, 2024
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$47,926	$47,908
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,934	16,929
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,638	74,619
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,647	59,635
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,735	39,728
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	32,096	31,073
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,972	37,951
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	66,107	66,052
Total			$375,055	$373,895
Less: Current Portion of Notes Payable			(85,898)	(37,951)
Notes Payable			$289,157	$335,944
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 11 – Evercore Inc. Stockholders' Equity
Dividends – On April 29, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.84 per share to the holders of record of shares of Class A common stock ("Class A Shares") as of May 30, 2025, which will be paid on June 13, 2025. During the three months ended March 31, 2025, the Company declared and paid dividends of $0.80 per share, totaling $31,216, and accrued deferred cash dividends on unvested and vested restricted stock units ("RSUs") totaling $3,763. During the three months ended March 31, 2025, the Company also paid deferred cash dividends of $15,236. During the three months ended March 31, 2024, the Company declared and paid dividends of $0.76 per share, totaling $29,309, and accrued deferred cash dividends on unvested and vested RSUs totaling $4,028. During the three months ended March 31, 2024, the Company also paid deferred cash dividends of $13,927.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Treasury Stock – During the three months ended March 31, 2025, the Company purchased 916 Class A Shares from employees at an average cost per share of $284.64, primarily for the net settlement of stock-based compensation awards, and 639 Class A Shares at an average cost per share of $227.45 pursuant to the Company's share repurchase program. The aggregate 1,555 Class A Shares were purchased at an average cost per share of $261.15 and the result of these purchases was an increase in Treasury Stock of $405,960 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2025.
On March 6, 2025, the Company entered into an agreement to purchase 200 Class A Shares from Ed Hyman, who until February 10, 2025 was an executive officer of the Company, at a price of $206.19 per share, resulting in a total purchase price of $41,238. The purchase was made pursuant to the Company's share repurchase program and is included within the above treasury stock purchases for the three months ended March 31, 2025.
Evercore LP Units – During the three months ended March 31, 2025, 24 Evercore LP partnership units ("LP Units") were exchanged for Class A Shares, resulting in an increase to Additional Paid-In Capital of $2,195 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2025. See Note 12 for further information.
During the three months ended March 31, 2025, the Company issued 2 Class A limited partnership units of Evercore LP ("Class A LP Units"). See Note 12 for further information.
Accumulated Other Comprehensive Income (Loss) – As of March 31, 2025, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($47) and ($28,163), respectively.
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
Noncontrolling ownership interests for the Company's subsidiaries were as follows:

	As of March 31,
	2025	2024
Evercore LP	6%	6%
Evercore Wealth Management ("EWM")	26%	26%
The Noncontrolling Interests for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A Shares.
The Company has outstanding Class A LP Units, Class E limited partnership units of Evercore LP ("Class E LP Units"), Class I limited partnership units of Evercore LP ("Class I LP Units") and Class K limited partnership units of Evercore LP ("Class K LP Units"), which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. See Note 13 for further information.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Changes in Noncontrolling Interest for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Beginning balance	$234,166	$205,556

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	7,606	7,431
Other Comprehensive Income (Loss)	639	(299)
Total Comprehensive Income	8,245	7,132

Evercore LP Units Exchanged for Class A Shares	(2,195)	(6,146)

Amortization and Vesting of LP Units and EWM Class A Units (see Note 14)	12,727	6,350

Other Items:
Distributions to Noncontrolling Interests	(8,365)	(9,438)
Issuance of Noncontrolling Interest	517	—
Total Other Items	(7,848)	(9,438)

Ending balance	$245,095	$203,454
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of ($17) and ($6) for the three months ended March 31, 2025 and 2024, respectively, and foreign currency translation adjustment gains (losses), net, of $656 and ($293) for the three months ended March 31, 2025 and 2024, respectively.
Evercore LP Units – During the three months ended March 31, 2025, 24 LP Units were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $2,195 and an increase to Additional Paid-In Capital of $2,195 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2025. See Note 11 for further information.
During the three months ended March 31, 2025, the Company issued 2 Class A LP Units. This resulted in an increase to Noncontrolling Interest of $517 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2025. See Note 11 for further information.
EWM Class A Units – During the second quarter of 2024, the Company granted 297 EWM Class A Units, which generally vest ratably over three years. Compensation expense related to EWM Class A Units was $238 for the three months ended March 31, 2025.
Note 13 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three months ended March 31, 2025 and 2024 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2025	2024
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$146,184	$85,693
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,718	38,438
Basic net income per share attributable to Evercore Inc. common shareholders	$3.78	$2.23
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$146,184	$85,693
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$146,184	$85,693
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,718	38,438
Assumed exchange of LP Units for Class A Shares(1)	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	2,474	2,485
Shares that are contingently issuable(3)	866	157
Diluted weighted average Class A Shares outstanding	42,058	41,080
Diluted net income per share attributable to Evercore Inc. common shareholders	$3.48	$2.09
(1)The Company has outstanding Class A, E, I and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three months ended March 31, 2025 and 2024, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,325 and 2,609 for the three months ended March 31, 2025 and 2024, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $9,556 and $6,212 for the three months ended March 31, 2025 and 2024, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.
(2)During the three months ended March 31, 2025 and 2024, certain shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method, were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The shares that would have been included in the treasury stock method calculation if the effect would have been dilutive were 1,163 and 44 for the three months ended March 31, 2025 and 2024, respectively.
(3)The Company has outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. The Company also has certain outstanding RSUs which vest contingent upon certain performance thresholds being

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
achieved. See Note 14 for further information. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class K-P Units and these certain outstanding RSUs are included in diluted weighted average Class A Shares outstanding, as calculated using the Treasury Stock Method, as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period.
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
•In December 2022, the Company awarded 200 Class K-P Units. These Class K-P Units are segregated into four tranches of 50 Class K-P Units each. The first three tranches each convert into 50 Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions and continued service through February 28, 2025, 2026 and 2027, respectively, while the final tranche converts into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through February 28, 2028. In February 2025, the first tranche of 50 Class K-P Units converted into 50 Class K LP Units upon the achievement of certain market and service conditions. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. The remaining Class K-P Units may convert into a maximum of 270 Class K LP Units, contingent upon the achievement of certain market conditions, defined benchmark results and continued service as described above.
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
•In February 2025, the Company awarded 35 Class K-P Units. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through April 1, 2029 for the first tranche, which consists of 17.5 Class K-P Units, and April 1, 2030 for the second tranche, which consists of 17.5 Class K-P Units. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. These Class K-P Units may convert into a maximum of 100 Class K LP Units contingent upon the achievement of certain market conditions, defined benchmark results and continued service as described above.
•In February 2025, the Company also awarded 20 Class K-P Units. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through March 1, 2030 for the first tranche, which consists of 10 Class K-P Units, and March 1, 2031 for the second tranche, which consists of 10 Class K-P Units. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. These Class K-P Units may convert into a maximum of 100 Class K LP Units contingent upon the achievement of certain market conditions, defined benchmark results and continued service as described above.
As of March 31, 2025, 1,093 unvested Class K-P Units were outstanding. The Company determined the grant date fair value of these awards probable to vest as of March 31, 2025 to be $254,042, related to 1,814 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $12,489 and $6,279 for the three months ended March 31, 2025 and 2024, respectively.
Class L Interests
In January 2023, 2024 and 2025, the Company's Board of Directors approved the issuance of Class L Interests of Evercore LP ("Class L Interests") to certain of the named executive officers of the Company, pursuant to which the named executive officers received a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2024, 2025 and 2026, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2023, 2024 and 2025, respectively. Following the distributions, the Class L Interests are cancelled pursuant to their terms.
The Company records expense related to these Class L Interests as part of its accrual for incentive compensation within Employee Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Operations.
Stock Incentive Plan
During 2024, the Company's stockholders approved the Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Third Amended 2016 Plan"), which amended the Second Amended and Restated 2016 Evercore Inc. Stock Incentive

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Plan. The Third Amended 2016 Plan, among other things, authorizes the grant of an additional 6,000 of the Company's Class A Shares and permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Third Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Third Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Third Amended 2016 Plan was 6,969 as of March 31, 2025.
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
Equity Grants
During the three months ended March 31, 2025, pursuant to the Third Amended 2016 Plan, the Company granted employees 1,678 RSUs that are subject to service-based vesting requirements ("Service-based Awards"). Service-based Awards granted during the three months ended March 31, 2025 had grant date fair values of $193.07 to $277.52 per share, with an average value of $257.14 per share, for an aggregate fair value of $431,490, and generally vest ratably over four years. During the three months ended March 31, 2025, 2,009 Service-based Awards vested and 8 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $80,064 and $72,178 for the three months ended March 31, 2025 and 2024, respectively.
In addition, in June 2024, the Company granted 30 RSUs which may convert into a maximum of 80 RSUs contingent and based upon the achievement of certain defined benchmark results and continued service through April 1, 2031. The grant date fair value of these awards probable to vest as of March 31, 2025 was $6,971, related to 36 RSUs which were probable of achievement, and compensation expense related to these units was $343 for the three months ended March 31, 2025.
Deferred Cash
Deferred Cash Compensation Program – The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and generally vests ratably over four years and requires payment upon vesting. The Company granted $83,007 of deferred cash awards pursuant to the deferred cash compensation program during the first quarter of 2025.
Compensation expense related to the Company's deferred cash compensation program was $38,560 and $43,994 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company expects to pay an aggregate of $322,266 related to the Company's deferred cash compensation program at various dates through 2029 and total compensation expense not yet recognized related to these awards was $236,053. The weighted-average period over which this compensation cost is expected to be recognized is 33 months. Amounts due pursuant to this program are expensed over the requisite service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.
Other Deferred Cash Awards – During the first quarter of 2025, 2024 and 2022, the Company granted $11,410, $6,662 and $19,861, respectively, of deferred cash awards to certain employees. These awards generally vest ratably over one to two years.
Compensation expense related to other deferred cash awards was $3,058 and $4,026 for the three months ended March 31, 2025 and 2024, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning January 1, 2021 (the "2021 Long-term Incentive Plan", which ended on December 31, 2024). As of March 31, 2025, the Company has accrued $104,748 pursuant to the 2021 Long-term Incentive Plan, including $71,522 within Accrued Compensation and Benefits and $33,226 within Other Long-term Liabilities, on the Unaudited Condensed Consolidated Statement of Financial Condition. In conjunction with this plan, the Company distributed cash payments of $71,522 in the three months ended March 31, 2025. Remaining amounts due are to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2026 and 2027, subject to employment at the time of payment. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to this plan of $10,478 and $10,954 for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027, based on the current anticipated probable payout for the plan, is $37,849.
In April 2025, the Company's Board of Directors approved the issuance of the 2025 Long-term Incentive Plan (the "2025 Long-term Incentive Plan"). Similar to the above arrangement, this plan provides for incentive compensation awards to Investment Banking Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over a four-year performance period beginning in 2025. This plan is due to be paid in cash or Class A Shares, at the Company's discretion, in three equal installments in the first quarter of 2029, 2030 and 2031, subject to employment at the time of payment.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years, and in certain circumstances are also subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $8,952 and $6,615 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the total compensation cost not yet recognized related to these awards was $72,097.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, "Termination Costs") for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Beginning Balance	$1,181	$2,824
Termination Costs Incurred	3,237	1,780
Cash Benefits Paid	(3,061)	(3,375)
Non-Cash Charges	(167)	(63)
Ending Balance	$1,190	$1,166
In addition to the above Termination Costs incurred, for the three months ended March 31, 2025 and 2024, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $3,195 and $1,835, respectively (related to 31 and 19 RSUs, respectively) recorded in Employee Compensation and Benefits, within the Investment Banking & Equities segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 15 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Private Equity – As of March 31, 2025, the Company had unfunded commitments for capital contributions of $2,552 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – Evercore Partners Services East L.L.C. ("East") previously held $30,000 secured and $55,000 unsecured revolving credit facilities with PNC Bank, National Association ("PNC"), which matured on October 27, 2024.
On October 28, 2024, upon maturity of its $30,000 secured and $55,000 unsecured credit facilities with PNC, the Company established a revolving credit facility with PNC, as amended on March 17, 2025, in an aggregate principal amount of up to $85,000 (the "PNC Facility") to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of March 31, 2025. Drawings under this facility bear interest at Daily SOFR plus 155 basis points and the maturity date is October 27, 2026. There were no drawings under this facility at March 31, 2025.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 25, 2024, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 145 basis points and the maturity date is October 28, 2026. There were no drawings under this facility at March 31, 2025.
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
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,
	2025	2024
Cash and Cash Equivalents	$552,954	$569,776
Restricted Cash included in Other Assets	9,786	8,620
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$562,740	$578,396
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Self-Funded Medical Insurance Program – Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported claims is $3,585 and $3,268 as of March 31, 2025 and December 31, 2024, respectively, which is included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
Foreign Exchange – Periodically, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. The Company entered into a foreign currency exchange forward contract during the third quarter of 2023 to buy 30,000 British Pounds sterling for $36,675, which settled during the first quarter of 2024, and resulted in a loss of $347 for the three months ended March 31, 2024.

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
Note 16 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of March 31, 2025 and December 31, 2024 was $388,190 and $475,936, respectively, which exceeded the minimum net capital requirement by $387,940 and $475,686, respectively.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of March 31, 2025.
Evercore U.K., our U.K. Advisory affiliate, and Evercore ISI U.K., our U.K. Equities affiliate, are regulated by the Financial Conduct Authority. The aggregate regulatory net capital of these affiliates as of March 31, 2025 and December 31, 2024 was $280,671 and $232,039, respectively, which exceeded the minimum requirement by $184,819 and $139,208, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2025.
Note 17 – Income Taxes
The Company's Provision (Benefit) for Income Taxes was ($41,727) and ($6,679) for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate was (37.2%) and (7.7%) for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate reflects the recognition of net excess tax benefits associated with appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $74,311 and $29,506 for the three months ended March 31, 2025 and 2024, respectively, which resulted in a reduction in the effective tax rate of 66.3 and 34.1 percentage points for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
three months ended March 31, 2025 and 2024 also reflects the effect of certain nondeductible expenses, including expenses related to Class K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
In October 2021, members of the Organization for Economic Co-operation and Development ("OECD") agreed on a two-pillar tax framework to realign international taxation with economic activities, including a coordinated set of rules designed to ensure large multinational enterprises pay a minimum 15% tax rate across all jurisdictions, known as Pillar Two. The U.S. has not yet adopted these rules, but several countries have enacted Pillar Two with an effective date beginning January 1, 2024. The impact of Pillar Two on the Company's effective tax rate during the year was not material and it is not expected to materially impact the Company's effective tax rate in the future.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three months ended March 31, 2025 and 2024, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
The Company recorded an increase in deferred tax assets of $73 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $2,784 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the three months ended March 31, 2025. The Company recorded an increase in deferred tax assets of $22 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $1,230 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the three months ended March 31, 2024.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2025, there were $379 of unrecognized tax benefits that, if recognized, $309 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $18 and $1, respectively, during the three months ended March 31, 2025.
Note 18 – Segment Operating Results
Business Segments – The Company's business results are categorized into the following two segments: Investment Banking & Equities and Investment Management. The Investment Banking & Equities segment includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. The Investment Banking & Equities segment also includes an interest in Seneca Evercore, which is accounted for under the equity method of accounting, and previously included an interest in Luminis (through September 2024). The Investment Management segment includes Wealth Management and interests in private equity funds which are not managed by the Company, as well as an interest in Atalanta Sosnoff, which is accounted for under the equity method of accounting, and previously included an interest in ABS (through July 2024).
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
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three months ended March 31, 2025 and 2024.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31,
	2025	2024
Investment Banking & Equities
Net Revenues(1)	$674,532	$561,728
Employee Compensation and Benefits	448,029	377,287
Non-Compensation(2)	119,774	105,551
Operating Income	106,729	78,890
Income (Loss) from Equity Method Investments	(38)	688
Pre-Tax Income	$106,691	$79,578
Identifiable Segment Assets	$3,178,276	$2,879,890
Investment Management
Net Revenues(1)	$20,297	$19,087
Employee Compensation and Benefits	11,796	10,418
Non-Compensation(2)	4,046	3,439
Operating Income	4,455	5,230
Income from Equity Method Investments	917	1,637
Pre-Tax Income	$5,372	$6,867
Identifiable Segment Assets	$92,839	$126,098
Total
Net Revenues(1)	$694,829	$580,815
Employee Compensation and Benefits	459,825	387,705
Non-Compensation(2)	123,820	108,990
Operating Income	111,184	84,120
Income from Equity Method Investments	879	2,325
Pre-Tax Income	$112,063	$86,445
Identifiable Segment Assets	$3,271,115	$3,005,988

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2025	2024
Investment Banking & Equities(A)	$7,818	$28,117
Investment Management	(686)	388
Total Other Revenue, net	$7,132	$28,505
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable and lines of credit of $4,193 and $4,188 for the three months ended March 31, 2025 and 2024, respectively.
(2)Non-Compensation expenses are as follows:

	For the Three Months Ended March 31,
	2025	2024
Investment Banking & Equities
Occupancy and Equipment Rental	$25,103	$21,403
Professional Fees	31,094	30,063
Travel and Related Expenses	21,811	18,973
Communications and Information Services	22,302	18,464
Depreciation and Amortization	5,893	6,209
Execution, Clearing and Custody Fees	2,883	2,923
Other Operating Expenses	10,688	7,516
Total Non-Compensation	$119,774	$105,551

Investment Management
Occupancy and Equipment Rental	$628	$541
Professional Fees	1,519	1,156
Travel and Related Expenses	207	249
Communications and Information Services	842	703
Depreciation and Amortization	83	84
Execution, Clearing and Custody Fees	463	418
Other Operating Expenses	304	288
Total Non-Compensation	$4,046	$3,439

Total
Occupancy and Equipment Rental	$25,731	$21,944
Professional Fees	32,613	31,219
Travel and Related Expenses	22,018	19,222
Communications and Information Services	23,144	19,167
Depreciation and Amortization	5,976	6,293
Execution, Clearing and Custody Fees	3,346	3,341
Other Operating Expenses	10,992	7,804
Total Non-Compensation	$123,820	$108,990

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2025	2024
Net Revenues:(1)
Americas(2)	$587,905	$479,147
Europe, Middle East and Africa ("EMEA")	72,657	70,521
Asia-Pacific	27,135	2,642
Total	$687,697	$552,310
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
(2)Primarily includes revenue attributable to the United States of $559,801 and $455,236 for the three months ended March 31, 2025 and 2024, respectively.
The Company's total assets are located in the following geographical areas:

	March 31, 2025	December 31, 2024
Total Assets:
Americas(1)	$2,714,896	$3,496,519
EMEA(2)	503,298	614,494
Asia-Pacific	52,921	62,958
Total	$3,271,115	$4,173,971
(1)Primarily includes assets located in the United States.
(2)Primarily includes assets located in the United Kingdom.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore's business. We believe these factors include, but are not limited to, those described under "Risk Factors" discussed in the Annual Report on Form 10-K for the year ended December 31, 2024. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law.

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
In January 2023, 2024 and 2025, our Board of Directors approved the issuance of Class L Interests to certain of our named executive officers, pursuant to which the named executive officers receive a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2024, 2025 and 2026, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2023, 2024 and 2025, respectively. Following the distributions, the Class L Interests are cancelled pursuant to their terms. We record expense equal to the amount of these distributions in Employee Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Operations and reflect accrued liabilities related to these distributions in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
Our Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over a four-year performance period beginning January 1, 2021 (which ended on December 31, 2024), pursuant to the 2021 Long-term Incentive Plan. In conjunction with this plan, we made a cash distribution in the first quarter of 2025. Remaining amounts are due to be paid in cash or Class A Shares, at our discretion, in the first quarter of 2026 and 2027, subject to employment at the time of payment. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award.
In April 2025, our Board of Directors approved the issuance of the 2025 Long-term Incentive Plan. Similar to the above arrangement, this plan provides for incentive compensation awards to Investment Banking Senior Managing Directors, excluding our executive officers, who exceed defined benchmark results over a four-year performance period beginning in 2025. This plan is due to be paid in cash or Class A Shares, at our discretion, in three equal installments in the first quarter of 2029, 2030 and 2031, subject to employment at the time of payment.
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
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in Atalanta Sosnoff and Seneca Evercore, and our former equity interests in ABS (through July 2024) and Luminis (through September 2024) are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations. See Note 7 to our unaudited condensed consolidated financial statements for further information.

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

Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2025 and 2024. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended March 31,
	2025	2024	Change

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$557,349	$429,838	30%
Underwriting Fees	54,255	55,535	(2%)
Commissions and Related Revenue	55,110	48,238	14%
Asset Management and Administration Fees	20,983	18,699	12%
Other Revenue, Including Interest and Investments	11,325	32,693	(65%)
Total Revenues	699,022	585,003	19%
Interest Expense	4,193	4,188	—%
Net Revenues	694,829	580,815	20%
Expenses
Employee Compensation and Benefits	459,825	387,705	19%
Non-Compensation(1)	123,820	108,990	14%
Total Expenses	583,645	496,695	18%
Income Before Income from Equity Method Investments and Income Taxes	111,184	84,120	32%
Income from Equity Method Investments	879	2,325	(62%)
Income Before Income Taxes	112,063	86,445	30%
Provision (Benefit) for Income Taxes	(41,727)	(6,679)	(525%)
Net Income	153,790	93,124	65%
Net Income Attributable to Noncontrolling Interest	7,606	7,431	2%
Net Income Attributable to Evercore Inc.	$146,184	$85,693	71%
Diluted Weighted Average Shares of Class A Common Stock Outstanding	42,058	41,080	2%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$3.48	$2.09	67%
(1)Non-Compensation expenses are as follows:

	For the Three Months Ended March 31,
	2025	2024	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$25,731	$21,944	17%
Professional Fees	32,613	31,219	4%
Travel and Related Expenses	22,018	19,222	15%
Communications and Information Services	23,144	19,167	21%
Depreciation and Amortization	5,976	6,293	(5%)
Execution, Clearing and Custody Fees	3,346	3,341	—%
Other Operating Expenses	10,992	7,804	41%
Total Non-Compensation	$123,820	$108,990	14%

As of March 31, 2025 and 2024, we employed approximately 2,395 and 2,225 people, respectively.
Three Months Ended March 31, 2025 versus March 31, 2024
Net Income Attributable to Evercore Inc. was $146.2 million for the three months ended March 31, 2025, an increase of $60.5 million, or 71%, compared to $85.7 million for the three months ended March 31, 2024. The changes in our operating results during these periods are described below.
Net Revenues were $694.8 million for the three months ended March 31, 2025, an increase of $114.0 million, or 20%, versus Net Revenues of $580.8 million for the three months ended March 31, 2024. Advisory Fees increased $127.5 million, or 30%, Commissions and Related Revenue increased $6.9 million, or 14%, and Underwriting Fees decreased $1.3 million, or 2%, compared to the three months ended March 31, 2024. Asset Management and Administration Fees increased $2.3 million, or 12%, compared to the three months ended March 31, 2024. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, was $11.3 million for the three months ended March 31, 2025, a decrease of $21.4 million, or 65%, versus $32.7 million for the three months ended March 31, 2024, primarily reflecting lower performance of our investment funds portfolio. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Employee Compensation and Benefits Expense was $459.8 million for the three months ended March 31, 2025, an increase of $72.1 million, or 19%, versus $387.7 million for the three months ended March 31, 2024. The increase in the amount of compensation recognized for the three months ended March 31, 2025 principally reflects a higher accrual for incentive compensation and higher base salaries. As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66.2% for the three months ended March 31, 2025, compared to 66.8% for the three months ended March 31, 2024.
Non-compensation expenses were $123.8 million for the three months ended March 31, 2025, an increase of $14.8 million, or 14%, versus $109.0 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in communications and information services, principally reflecting higher expenses associated with research services and license fees in the first quarter of 2025, an increase in occupancy and equipment rental expense, primarily related to an increase in office space, and an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount. Other Operating Expenses also increased, primarily related to an increase in bad debt expense. Non-Compensation expenses per employee were approximately $51.9 thousand for the three months ended March 31, 2025, versus $49.3 thousand for the three months ended March 31, 2024, a 5% increase.
Income from Equity Method Investments was $0.9 million for the three months ended March 31, 2025, a decrease of $1.4 million, or 62%, versus $2.3 million for the three months ended March 31, 2024, primarily reflecting the sale of our interest in ABS and the redemption of our interest in Luminis during the third quarter of 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff during the three months ended March 31, 2025. See Note 7 to our unaudited condensed consolidated financial statements for further information.
The provision (benefit) for income taxes for the three months ended March 31, 2025 was ($41.7) million, which reflected an effective tax rate of (37.2%). The provision (benefit) for income taxes for the three months ended March 31, 2024 was ($6.7) million, which reflected an effective tax rate of (7.7%). The provision (benefit) for income taxes for the three months ended March 31, 2025 and 2024 principally reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $74.3 million and $29.5 million, respectively, which resulted in a reduction in the effective tax rate of 66.3 and 34.1 percentage points for the three months ended March 31, 2025 and 2024, respectively.
Net Income Attributable to Noncontrolling Interest was $7.6 million for the three months ended March 31, 2025, compared to $7.4 million for the three months ended March 31, 2024. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income at EWM during the three months ended March 31, 2025. See Note 12 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Three Months Ended March 31,
	2025	2024	Change

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$557,349	$429,838	30%
Underwriting Fees	54,255	55,535	(2%)
Commissions and Related Revenue	55,110	48,238	14%
Other Revenue, net(1)	7,818	28,117	(72%)
Net Revenues	674,532	561,728	20%
Expenses
Employee Compensation and Benefits	448,029	377,287	19%
Non-Compensation(3)	119,774	105,551	13%
Total Expenses	567,803	482,838	18%
Operating Income	106,729	78,890	35%
Income (Loss) from Equity Method Investments(2)	(38)	688	NM
Pre-Tax Income	$106,691	$79,578	34%
(1)Includes interest expense on Notes Payable and lines of credit of $4.2 million for each of the three months ended March 31, 2025 and 2024.
(2)Equity in Seneca Evercore and Luminis (through September 2024) is classified within Income (Loss) from Equity Method Investments.
(3)Non-Compensation expenses are as follows:

	For the Three Months Ended March 31,
	2025	2024	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$25,103	$21,403	17%
Professional Fees	31,094	30,063	3%
Travel and Related Expenses	21,811	18,973	15%
Communications and Information Services	22,302	18,464	21%
Depreciation and Amortization	5,893	6,209	(5%)
Execution, Clearing and Custody Fees	2,883	2,923	(1%)
Other Operating Expenses	10,688	7,516	42%
Total Non-Compensation	$119,774	$105,551	13%

The following table summarizes Evercore statistics for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024	Change
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(1)	238	227	5%
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(1)	96	91	5%
Total Number of Underwriting Transactions(1)	14	19	(26%)
Total Number of Underwriting Transactions as a Bookrunner(1)	12	16	(25%)
(1) Includes Equity and Debt Underwriting Transactions. Our Advisory statistics include M&A activity as well as other advisory assignments undertaken by the firm.
Investment Banking & Equities Results of Operations
Three Months Ended March 31, 2025 versus March 31, 2024
Net Revenues were $674.5 million for the three months ended March 31, 2025, an increase of $112.8 million, or 20%, versus $561.7 million for the three months ended March 31, 2024. The increase in revenues for the three months ended March 31, 2025 was primarily driven by an increase of $127.5 million, or 30%, in Advisory Fees, reflecting an increase in revenue earned from large transactions and an increase in the number of advisory fees earned during the first quarter of 2025 across both M&A and non-M&A assignments. Commissions and Related Revenue increased $6.9 million, or 14%, compared to the three months ended March 31, 2024, primarily reflecting higher trading commissions driven by increased trading volume during the first quarter of 2025. Underwriting Fees decreased $1.3 million, or 2%, compared to the three months ended March 31, 2024, reflecting a decrease in the number of transactions we participated in during the first quarter of 2025. Other Revenue, net, decreased $20.3 million, or 72%, compared to the three months ended March 31, 2024, primarily reflecting lower performance of our investment funds portfolio. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Employee Compensation and Benefits Expense was $448.0 million for the three months ended March 31, 2025, an increase of $70.7 million, or 19%, versus $377.3 million for the three months ended March 31, 2024. The increase in the amount of compensation recognized for the three months ended March 31, 2025 principally reflects a higher accrual for incentive compensation and higher base salaries.
Non-compensation expenses were $119.8 million for the three months ended March 31, 2025, an increase of $14.2 million, or 13%, versus $105.5 million for the three months ended March 31, 2024. Non-compensation expenses increased from the prior year period, primarily driven by an increase in communications and information services, principally reflecting higher expenses associated with research services and license fees in the first quarter of 2025, an increase in occupancy and equipment rental expense, primarily related to an increase in office space, and an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount. Other Operating Expenses also increased, primarily related to an increase in bad debt expense.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2025	2024	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$20,983	$18,699	12%
Other Revenue, net	(686)	388	NM
Net Revenues	20,297	19,087	6%
Expenses
Employee Compensation and Benefits	11,796	10,418	13%
Non-Compensation(2)	4,046	3,439	18%
Total Expenses	15,842	13,857	14%
Operating Income	4,455	5,230	(15%)
Income from Equity Method Investments(1)	917	1,637	(44%)
Pre-Tax Income	$5,372	$6,867	(22%)
(1)Equity in Atalanta Sosnoff and ABS (through July 2024) is classified as Income from Equity Method Investments.
(2)Non-Compensation expenses are as follows:

	For the Three Months Ended March 31,
	2025	2024	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$628	$541	16%
Professional Fees	1,519	1,156	31%
Travel and Related Expenses	207	249	(17%)
Communications and Information Services	842	703	20%
Depreciation and Amortization	83	84	(1%)
Execution, Clearing and Custody Fees	463	418	11%
Other Operating Expenses	304	288	6%
Total Operating Expenses	$4,046	$3,439	18%
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV (together the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV and Trilantic V. In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of March 31, 2025, there was no previously distributed carried interest received from the funds subject to repayment.
•We also hold an interest in Atalanta Sosnoff that is accounted for under the equity method of accounting and previously held an interest in ABS (through July 2024). The results of these investments are included within Income from Equity Method Investments. During the third quarter of 2024, we sold the remaining portion of our interest in ABS. See Note 7 to our unaudited condensed consolidated financial statements for further information.

Assets Under Management
AUM in our Wealth Management business of $13.7 billion at March 31, 2025 decreased $0.2 billion, or 1%, compared to $13.9 billion at December 31, 2024. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 75% and 77% of Level 1 investments, 20% and 19% of Level 2 investments and 5% and 4% of Level 3 investments as of March 31, 2025 and December 31, 2024, respectively.
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
The following table summarizes AUM activity for Wealth Management for the three months ended March 31, 2025:

(dollars in millions)
Balance at December 31, 2024	$13,898
Inflows	342
Outflows	(272)
Market Appreciation (Depreciation)	(268)
Balance at March 31, 2025	$13,700

Unconsolidated Affiliates - Balance at March 31, 2025
Atalanta Sosnoff	$8,197
The following table represents the composition of AUM for Wealth Management as of March 31, 2025:

Equities	65%
Fixed Income	20%
Liquidity(1)	10%
Alternatives	5%
Total	100%
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

For the three months ended March 31, 2025, AUM for Wealth Management decreased 1%, reflecting a 2% decrease due to market depreciation, partially offset by a 1% increase due to flows. Performance for the three months ended March 31, 2025 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 8% and 3%, respectively
•Wealth Management outperformed the fixed income composite on a 1 and 3-year basis by approximately 0.4% and 0.1%, respectively
•The S&P 500 was down approximately 4% and the fixed income composite was up approximately 0.5%
AUM from our unconsolidated affiliate, Atalanta Sosnoff, decreased 4% compared to December 31, 2024.
Three Months Ended March 31, 2025 versus March 31, 2024
Net Revenues were $20.3 million for the three months ended March 31, 2025, an increase of $1.2 million, or 6%, versus $19.1 million for the three months ended March 31, 2024. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $2.3 million, or 12%, compared to the three months ended March 31, 2024, as associated AUM increased 5%, primarily from market appreciation.
Employee Compensation and Benefits Expense was $11.8 million for the three months ended March 31, 2025, an increase of $1.4 million, or 13%, versus $10.5 million for the three months ended March 31, 2024, primarily reflecting a higher accrual for incentive compensation.
Non-Compensation expenses were $4.0 million for the three months ended March 31, 2025, an increase of $0.6 million, or 18%, versus $3.4 million for the three months ended March 31, 2024, primarily driven by an increase in professional fees and communications and information services.
Income from Equity Method Investments decreased $0.7 million, or 44%, compared to the three months ended March 31, 2024, driven by the sale of the remaining portion of our interest in ABS in the third quarter of 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff in the first quarter of 2025. See Note 7 to our unaudited condensed consolidated financial statements for further information.
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

	For the Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$153,790	$93,124
Non-cash charges	173,787	135,876
Other operating activities	(877,230)	(510,221)
Operating activities	(549,653)	(281,221)
Investing activities	679,761	576,503
Financing activities	(460,857)	(318,603)
Effect of exchange rate changes	11,382	(3,767)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(319,367)	(27,088)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	882,107	605,484
End of Period	$562,740	$578,396
Three Months Ended March 31, 2025. Cash, Cash Equivalents and Restricted Cash were $562.7 million at March 31, 2025, a decrease of $319.4 million versus Cash, Cash Equivalents and Restricted Cash of $882.1 million at December 31, 2024. Operating activities resulted in a net outflow of $549.7 million, primarily related to the payment of 2024 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2025, partially offset by earnings. Cash of $679.8 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities and certificates of deposit, partially offset by purchases of equipment and leasehold improvements. Financing activities during the period used cash of $460.9 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and the payment of dividends and distributions made to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions - which may result from the current or anticipated impact of tariffs and related inflation, changes in the level of interest rates, changes in the availability of financing, supply chain disruptions, an evolving regulatory environment, climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including escalating international tensions, terrorism or other geopolitical events - the number and value of M&A transactions, as well as market volumes in equities, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame, and in an amount sufficient, to match any decreases in revenue relating to changes in market and economic conditions. Likewise, our liquidity may be adversely impacted by our contractual obligations, including lease obligations and obligations to pay principal and interest on our Notes Payable. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our Investment Management clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred.

Recent actions taken by governments to levy tariffs on international trade have led to heightened geopolitical tensions, market volatility and uncertainty, including concerns over ongoing inflation, high interest rates and/or economic recession. These conditions may impact the transaction environment in the near term and/or result in an elongation of the timing of transaction closings. We will continue to assess the potential ongoing impacts of these factors, including the regular monitoring of our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations. See "Results of Operations" above for further information.
We assess each of our equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred. These circumstances could include unfavorable market conditions or the loss of key personnel of the investee.
For a further discussion of risks related to our business, refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2025, we repurchased 638,559 Class A Shares, at an average cost per share of $227.45, for $145.3 million, pursuant to our repurchase program.
On April 29, 2025, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.6 billion worth of Class A Shares and/or LP Units and 8.0 million Class A Shares and/or LP Units.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2025, we repurchased 915,963 Class A Shares, at an average cost per share of $284.64, for $260.7 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,554,522 Class A Shares repurchased during the three months ended March 31, 2025 were acquired for aggregate purchase consideration of $406.0 million, at an average cost per share of $261.15.
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio (for the 2016 Private Placement Notes only), and customary events of default. As of March 31, 2025, we were in compliance with all of these covenants.
Lines of Credit
East previously held $30.0 million secured and $55.0 million unsecured revolving credit facilities with PNC, which matured on October 27, 2024.
On October 28, 2024, upon maturity of our $30.0 million secured and $55.0 million unsecured credit facilities with PNC, we established a revolving credit facility with PNC, as amended on March 17, 2025, in an aggregate principal amount of up to $85.0 million to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of March 31, 2025. Drawings under this facility bear interest at Daily SOFR plus 155 basis points and the maturity date is October 27, 2026. There were no drawings under this facility at March 31, 2025.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 25, 2024, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 145 basis points and the maturity date is October 28, 2026. There were no drawings under this facility at March 31, 2025.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.6 million as of March 31, 2025 and December 31, 2024. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by the private equity funds. We expect to fund these commitments with cash flows from operations. See Note 15 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.

As of March 31, 2025, our current and former Senior Managing Directors owned an aggregate of approximately 1.4 million vested Class A LP Units, 0.3 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.2 million vested Class K LP Units. In addition, 1.1 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of March 31, 2025. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2025 included $553.0 million of Cash and Cash Equivalents and $811.5 million of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred cash compensation program. As of March 31, 2025, the fair value of our investments with these products, based on closing prices, was $143.4 million. We had net realized and unrealized losses of ($5.9) million for the three months ended March 31, 2025, from our exchange-traded funds portfolio. See Note 6 to our unaudited condensed consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $14.3 million, $28.7 million and $43.0 million, respectively, for the three months ended March 31, 2025.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.3 million for the three months ended March 31, 2025.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2025, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was a gain of $8.7 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Periodically, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. We entered into a foreign currency exchange forward contract during the third quarter of 2023 to buy 30.0 million British Pounds sterling for $36.7 million, which settled during the first quarter of 2024, and resulted in a loss of $0.3 million for the three months ended March 31, 2024.

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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables primarily from certain fees related to private funds capital raising and the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees primarily related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for liability management and restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of $2.6 million for the three months ended March 31, 2025 and reversed bad debt expense of $0.6 million for the three months ended March 31, 2024.
As of March 31, 2025 and December 31, 2024, total receivables recorded in Accounts Receivable amounted to $469.1 million and $421.5 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $113.5 million and $101.3 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of March 31, 2025, total contract assets recorded in Other Current Assets and Other Assets amounted to $32.7 million and $15.5 million, respectively. As of December 31, 2024, total contract assets recorded in Other Current Assets and Other Assets amounted to $62.4 million and $14.5 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of U.S. Treasury securities, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2025, we had Investment Securities of $794.6 million, of which 82% were U.S. Treasury securities.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2025	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 1 to January 31	22,075	$276.56	—	4,262,274
February 1 to February 28	1,115,530	282.66	238,559	4,023,715
March 1 to March 31	416,917	202.78	400,000	3,623,715
Total January 1 to March 31	1,554,522	$261.15	638,559	3,623,715
(1)Includes the repurchase of 915,963 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2025.
(2)Excludes excise tax levied on share repurchases, net of issuances.
(3)On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Further, on April 29, 2025, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.6 billion worth of Class A Shares and/or LP Units and 8.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 5.	Other Information
During the three months ended March 31, 2025, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

10.1
Amendment to Loan Documents (Unsecured Facility), dated March 17, 2025, by and among Evercore Partners Services East L.L.C., Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: May 8, 2025

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ TIM LALONDE
Name:	Tim LaLonde
Title:	Chief Financial Officer