Form 10-Q
period 2025-06-30
Evercore Inc.
filed 2025-08-07
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 23, 2025 was 38,597,943. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 23, 2025 was 46 (excluding 54 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and Cash Equivalents	$617,298	$873,045
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $387,939 and $813,507 at June 30, 2025 and December 31, 2024, respectively)	1,117,247	1,519,381
Accounts Receivable (net of allowances of $3,894 and $2,253 at June 30, 2025 and December 31, 2024, respectively)	483,975	421,502
Receivable from Employees and Related Parties	34,073	33,566
Other Current Assets	182,513	140,407
Total Current Assets	2,435,106	2,987,901
Investments	17,578	18,673
Deferred Tax Assets	289,217	284,508
Operating Lease Right-of-Use Assets	441,844	439,458
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $161,742 and $151,455 at June 30, 2025 and December 31, 2024, respectively)	182,856	144,756
Goodwill	129,109	124,452
Other Assets	193,949	174,223
Total Assets	$3,689,659	$4,173,971
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$549,660	$1,024,076
Accounts Payable and Accrued Expenses	40,495	29,041
Payable to Employees and Related Parties	92,322	48,494
Operating Lease Liabilities	60,211	55,253
Taxes Payable	2,213	4,781
Current Portion of Notes Payable	85,937	37,951
Other Current Liabilities	33,510	30,205
Total Current Liabilities	864,348	1,229,801
Operating Lease Liabilities	492,173	494,169
Notes Payable	291,300	335,944
Amounts Due Pursuant to Tax Receivable Agreements	56,968	52,968
Other Long-term Liabilities	66,376	119,281
Total Liabilities	1,771,165	2,232,163
Commitments and Contingencies (Note 16)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 86,982,643 and 84,767,922 issued at June 30, 2025 and December 31, 2024, respectively, and 38,593,516 and 38,116,350 outstanding at June 30, 2025 and December 31, 2024, respectively)	870	848
Class B, par value $0.01 per share (1,000,000 shares authorized, 46 and 45 issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	—	—
Additional Paid-In Capital	3,709,719	3,510,356
Accumulated Other Comprehensive Income (Loss)	(10,917)	(36,057)
Retained Earnings	2,305,996	2,133,919
Treasury Stock at Cost (48,389,127 and 46,651,572 shares at June 30, 2025 and December 31, 2024, respectively)	(4,350,589)	(3,901,424)
Total Evercore Inc. Stockholders' Equity	1,655,079	1,707,642
Noncontrolling Interest	263,415	234,166
Total Equity	1,918,494	1,941,808
Total Liabilities and Equity	$3,689,659	$4,173,971
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Investment Banking & Equities:
Advisory Fees	$697,744	$568,231	$1,255,093	$998,069
Underwriting Fees	32,206	30,999	86,461	86,534
Commissions and Related Revenue	58,272	53,199	113,382	101,437
Asset Management and Administration Fees	20,684	19,200	41,667	37,899
Other Revenue, Including Interest and Investments	29,134	21,784	40,459	54,477
Total Revenues	838,040	693,413	1,537,062	1,278,416
Interest Expense	4,210	4,189	8,403	8,377
Net Revenues	833,830	689,224	1,528,659	1,270,039
Expenses
Employee Compensation and Benefits	548,611	458,935	1,008,436	846,640
Occupancy and Equipment Rental	26,914	21,801	52,645	43,745
Professional Fees(1)	23,133	24,437	45,523	46,647
Travel and Related Expenses	23,984	21,384	46,002	40,606
Technology and Information Services(1)	36,587	29,437	69,954	57,613
Depreciation and Amortization	6,450	6,439	12,426	12,732
Execution, Clearing and Custody Fees	3,180	3,051	6,526	6,392
Acquisition and Transition Costs	1,637	—	1,637	—
Other Operating Expenses	12,945	15,497	23,937	23,301
Total Expenses	683,441	580,981	1,267,086	1,077,676
Income Before Income from Equity Method Investments and Income Taxes	150,389	108,243	261,573	192,363
Income from Equity Method Investments	815	1,857	1,694	4,182
Income Before Income Taxes	151,204	110,100	263,267	196,545
Provision for Income Taxes	44,265	28,367	2,538	21,688
Net Income	106,939	81,733	260,729	174,857
Net Income Attributable to Noncontrolling Interest	9,738	7,975	17,344	15,406
Net Income Attributable to Evercore Inc.	$97,201	$73,758	$243,385	$159,451
Net Income Attributable to Evercore Inc. Common Shareholders	$97,201	$73,758	$243,385	$159,451
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,715	38,502	38,717	38,470
Diluted	41,213	40,857	41,636	40,969
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$2.51	$1.92	$6.29	$4.14
Diluted	$2.36	$1.81	$5.85	$3.89
(1)Certain balances in prior periods were reclassified to conform to the current presentation. See Note 2 for further information.

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$106,939	$81,733	$260,729	$174,857
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	5	29	(223)	(41)
Foreign Currency Translation Adjustment Gain (Loss), net	18,678	(834)	27,392	(4,287)
Other Comprehensive Income (Loss)	18,683	(805)	27,169	(4,328)
Comprehensive Income	125,622	80,928	287,898	170,529
Comprehensive Income Attributable to Noncontrolling Interest	11,128	7,909	19,373	15,041
Comprehensive Income Attributable to Evercore Inc.	$114,494	$73,019	$268,525	$155,488

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended June 30, 2025
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2025	86,863,201	$869	$3,596,161	$(28,210)	$2,245,124	(48,206,094)	$(4,307,384)	$245,095	$1,751,655
Net Income	—	—	—	—	97,201	—	—	9,738	106,939
Other Comprehensive Income	—	—	—	17,293	—	—	—	1,390	18,683
Treasury Stock Purchases	—	—	—	—	—	(183,033)	(43,205)	—	(43,205)
Evercore LP Units Exchanged for Class A Common Stock	86,625	1	11,026	—	—	—	—	(8,772)	2,255
Equity-based Compensation Awards	32,817	—	103,752	—	—	—	—	19,847	123,599
Dividends	—	—	—	—	(36,329)	—	—	—	(36,329)
Noncontrolling Interest (Note 13)	—	—	(1,220)	—	—	—	—	(3,883)	(5,103)
Balance at June 30, 2025	86,982,643	$870	$3,709,719	$(10,917)	$2,305,996	(48,389,127)	$(4,350,589)	$263,415	$1,918,494

	For the Six Months Ended June 30, 2025
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2024	84,767,922	$848	$3,510,356	$(36,057)	$2,133,919	(46,651,572)	$(3,901,424)	$234,166	$1,941,808
Net Income	—	—	—	—	243,385	—	—	17,344	260,729
Other Comprehensive Income	—	—	—	25,140	—	—	—	2,029	27,169
Treasury Stock Purchases	—	—	—	—	—	(1,737,555)	(449,165)	—	(449,165)
Evercore LP Units Exchanged for Class A Common Stock	110,317	1	13,441	—	—	—	—	(10,967)	2,475
Equity-based Compensation Awards	2,104,404	21	187,142	—	—	—	—	32,574	219,737
Dividends	—	—	—	—	(71,308)	—	—	—	(71,308)
Noncontrolling Interest (Note 13)	—	—	(1,220)	—	—	—	—	(11,731)	(12,951)
Balance at June 30, 2025	86,982,643	$870	$3,709,719	$(10,917)	$2,305,996	(48,389,127)	$(4,350,589)	$263,415	$1,918,494

	For the Three Months Ended June 30, 2024
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2024	84,342,335	$843	$3,245,225	$(29,762)	$1,945,012	(45,827,585)	$(3,716,500)	$203,454	$1,648,272
Net Income	—	—	—	—	73,758	—	—	7,975	81,733
Other Comprehensive Income (Loss)	—	—	—	(739)	—	—	—	(66)	(805)
Treasury Stock Purchases	—	—	—	—	—	(290,343)	(54,188)	—	(54,188)
Evercore LP Units Exchanged for Class A Common Stock	34,635	—	3,115	—	—	—	—	(2,507)	608
Equity-based Compensation Awards	58,842	1	84,355	—	—	—	—	9,479	93,835
Dividends	—	—	—	—	(34,640)	—	—	—	(34,640)
Noncontrolling Interest (Note 13)	—	—	(969)	—	—	—	—	(6,320)	(7,289)
Balance at June 30, 2024	84,435,812	$844	$3,331,726	$(30,501)	$1,984,130	(46,117,928)	$(3,770,688)	$212,015	$1,727,526

	For the Six Months Ended June 30, 2024
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2023	82,114,009	$821	$3,163,198	$(26,538)	$1,892,656	(44,340,396)	$(3,453,203)	$205,556	$1,782,490
Net Income	—	—	—	—	159,451	—	—	15,406	174,857
Other Comprehensive Income (Loss)	—	—	—	(3,963)	—	—	—	(365)	(4,328)
Treasury Stock Purchases	—	—	—	—	—	(1,777,532)	(317,485)	—	(317,485)
Evercore LP Units Exchanged for Class A Common Stock	125,276	1	11,272	—	—	—	—	(8,653)	2,620
Equity-based Compensation Awards	2,196,527	22	158,225	—	—	—	—	15,829	174,076
Dividends	—	—	—	—	(67,977)	—	—	—	(67,977)
Noncontrolling Interest (Note 13)	—	—	(969)	—	—	—	—	(15,758)	(16,727)
Balance at June 30, 2024	84,435,812	$844	$3,331,726	$(30,501)	$1,984,130	(46,117,928)	$(3,770,688)	$212,015	$1,727,526

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net Income	$260,729	$174,857
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(7,723)	(20,757)
Equity Method Investments	189	176
Equity-Based and Other Deferred Compensation	329,365	288,412
Noncash Lease Expense	25,062	19,886
Depreciation, Amortization and Accretion, net	3,610	1,079
Bad Debt Expense	3,530	971
Deferred Taxes	(6,671)	(606)
Decrease (Increase) in Operating Assets:
Investment Securities	10,185	16,214
Accounts Receivable	(57,397)	8,475
Receivable from Employees and Related Parties	(100)	72
Other Assets	(57,867)	19,923
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(565,247)	(475,693)
Accounts Payable and Accrued Expenses	6,621	8,973
Payables to Employees and Related Parties	37,003	21,489
Taxes Payable	(2,568)	(3,193)
Other Liabilities	(90,637)	6,989
Net Cash Provided by (Used in) Operating Activities	(111,916)	67,267
Cash Flows From Investing Activities
Investments Purchased	(1,000)	—
Distributions of Private Equity Investments	1,270	—
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	1,443,298	1,633,347
Purchases of Investment Securities	(1,017,910)	(1,179,299)
Maturity of Certificates of Deposit	66,422	54,462
Purchase of Certificates of Deposit	(80,766)	(115,814)
Purchase of Furniture, Equipment and Leasehold Improvements	(45,706)	(8,918)
Net Cash Provided by Investing Activities	365,608	383,778
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	1,331	85
Distributions to Noncontrolling Interests	(13,309)	(15,973)
Payments Under Tax Receivable Agreement	(597)	(607)
Purchase of Treasury Stock and Noncontrolling Interests	(450,139)	(320,347)
Dividends	(79,091)	(74,145)
Net Cash Provided by (Used in) Financing Activities	(541,805)	(410,987)
Effect of Exchange Rate Changes on Cash	33,255	(5,084)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(254,858)	34,974
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	882,107	605,484
Cash, Cash Equivalents and Restricted Cash – End of Period	$627,249	$640,458
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$8,130	$8,096
Payments for Income Taxes	$40,387	$46,212
Accrued Dividends	$7,672	$8,030

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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2024. The December 31, 2024 Unaudited Condensed Consolidated Statements of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada"), Evercore Asia Limited ("Evercore Hong Kong") and Evercore Asia (Singapore) Pte. Ltd. ("Evercore Singapore") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong and Evercore Singapore (as of January 1, 2025 for Evercore Singapore), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong and Evercore Singapore assets of $618,506 and liabilities of $213,521 at June 30, 2025 and Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong assets of $581,814 and liabilities of $246,321 at December 31, 2024.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Reclassifications – During the second quarter of 2025, certain balances on the Unaudited Condensed Consolidated Statements of Operations for prior periods were reclassified to conform to the current presentation, with no impact on previously reported Net Income.
Technology and Information Services – The Company renamed "Communications and Information Services" to "Technology and Information Services" on the Unaudited Condensed Consolidated Statements of Operations and reclassified $9,851 and $18,860 of technology and related expenses from "Professional Fees" to "Technology and Information Services" for the three and six months ended June 30, 2024, respectively.
The prior period reclassifications from "Professional Fees" to "Technology and Information Services" are as follows: $10,223 for the three months ended March 31, 2025; $9,009, $9,851, $10,465 and $10,196 for the three months ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, respectively, and $39,521 for the twelve months ended December 31, 2024; $8,567, $8,186, $9,241 and $9,066 for the three months ended March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, respectively, and $35,060 for the twelve months ended December 31, 2023.
Note 3 – Recent Accounting Pronouncements
ASU 2023-07 – In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 provides amendments to Accounting Standards Codification ("ASC") 280, "Segment Reporting" ("ASC 280"), which require disclosure of incremental segment information on an annual and interim basis, and require that all annual disclosures currently required by ASC 280 about a reportable segment's profit or loss and assets are also provided in interim periods. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a retrospective basis. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of ASU 2023-07 resulted in the Company providing disclosure of incremental segment information, including significant segment expenses that are regularly provided to the Company's Chief Operating Decision Maker ("CODM"). See Note 19 for further information.
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
ASU 2025-03 – In May 2025, the FASB issued ASU No. 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity" ("ASU 2025-03"). ASU 2025-03 provides amendments to ASC 805, "Business Combinations", and to ASC 810, "Consolidation", which revise the guidance for determining the accounting acquirer in a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a prospective basis. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Banking & Equities:
Advisory Fees	$697,744	$568,231	$1,255,093	$998,069
Underwriting Fees	32,206	30,999	86,461	86,534
Commissions and Related Revenue	58,272	53,199	113,382	101,437
Total Investment Banking & Equities	$788,222	$652,429	$1,454,936	$1,186,040

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$20,684	$19,200	$41,667	$37,899
Total Investment Management	$20,684	$19,200	$41,667	$37,899
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the six months ended June 30, 2025 and 2024 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Six Months Ended June 30, 2025
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2025	$421,502	$101,314	$62,379	$14,477	$3,582
Increase	62,473	11,644	14,969	1,726	2,695
Balance at June 30, 2025	$483,975	$112,958	$77,348	$16,203	$6,277

	For the Six Months Ended June 30, 2024
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2024	$371,606	$93,689	$85,401	$5,845	$3,524
Increase (Decrease)	(10,487)	(6,568)	(24,073)	(2,937)	2,292
Balance at June 30, 2024	$361,119	$87,121	$61,328	$2,908	$5,816
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
The Company recognized revenue of $5,931 and $11,041 on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025, respectively, and $5,484 and $10,349 for the three and six months ended June 30, 2024, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and six months ended June 30, 2025 and 2024 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Beginning Balance	$3,183	$4,758	$2,253	$5,603
Bad debt expense, net of reversals	940	1,538	3,530	971
Write-offs, foreign currency translation and other adjustments	(229)	(1,305)	(1,889)	(1,583)
Ending Balance	$3,894	$4,991	$3,894	$4,991
The change in the balance during the three and six months ended June 30, 2025 is primarily related to an increase in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets, primarily from the Company's private and secondary fund advisory businesses, as of June 30, 2025, by year of origination:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	Amortized Carrying Value by Origination Year
	2025	2024	2023	2022	2021	Total
Long-term Accounts Receivable and Long-term Contract Assets	$35,801	$69,204	$16,659	$7,253	$244	$129,161
Note 5 – Business Changes and Developments
On July 29, 2025, the Company entered into an agreement to acquire Robey Warshaw, an independent advisory firm headquartered in the United Kingdom. The transaction, which is expected to close at the beginning of the fourth quarter 2025, is subject to customary closing conditions.
As consideration for the acquisition, the Company will deliver to the sellers £71,250 at closing (in the form of Class A common stock ("Class A Shares")), a portion of which is subject to repayment if they fail to provide service over a four-year period following the acquisition, £74,813 due on the first anniversary of the closing (in Class A Shares or cash), as well as contingent consideration payable on various dates between closing and shortly following the sixth anniversary of closing, dependent on the achievement of certain performance thresholds over a multi-year period. A portion of the contingent consideration, the amount of the payment at closing subject to repayment, as well as retention awards granted to Robey Warshaw employees joining the Company will be treated as compensation for accounting purposes.
The Company recognized $1,637 for the three and six months ended June 30, 2025 as Acquisition and Transition Costs incurred in connection with acquisitions, divestitures and other ongoing business development initiatives. These costs are primarily comprised of professional fees for legal and other services.
Note 6 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $1,271 for the six months ended June 30, 2025 and $923 and $1,734 for the three and six months ended June 30, 2024, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $32,465 and $29,357 as of June 30, 2025 and December 31, 2024, respectively. See Note 15 for further information.
Note 7 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Debt Securities	$387,946	$813,804
Equity Securities	190	298
Debt Securities Carried by EGL	488,381	459,916
Investment Funds	158,331	178,703
Total Investment Securities, at fair value	$1,034,848	$1,452,721

Certificates of Deposit, at contract value	82,399	66,660

Total Investment Securities and Certificates of Deposit	$1,117,247	$1,519,381
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $19 and $297 as of June 30, 2025 and December 31, 2024, respectively. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($12) as of June 30, 2025.
Net unrealized gains (losses) included in Other Comprehensive Income were $8 and ($293) for the three and six months ended June 30, 2025, respectively, and ($12) and ($157) for the three and six months ended June 30, 2024, respectively.
Gross realized gains included within Other Revenue, Including Interest and Investments, were $3 for the six months ended June 30, 2025. Gross realized losses included within Other Revenue, Including Interest and Investments, were ($20) for the six months ended June 30, 2025 and ($47) for the six months ended June 30, 2024.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $25,925 and $841,964 for the three and six months ended June 30, 2025, respectively, and $747,511 for the six months ended June 30, 2024.
Scheduled maturities of the Company's available-for-sale debt securities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$387,939	$387,946	$813,507	$813,804
Total	$387,939	$387,946	$813,507	$813,804
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasury securities and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at June 30, 2025 and has not recorded a credit allowance on these securities.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized losses of ($19) and ($108) for the three and six months ended June 30, 2025, respectively, and ($43) and ($121) for the three and six months ended June 30, 2024, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury securities. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($53) and ($157) for the three and six months ended June 30, 2025, respectively, and $50 and ($85) for the three and six months ended June 30, 2024, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $15,085 and $9,154 for the three and six months ended June 30, 2025, respectively, (of which $15,085 and ($13,454), respectively, were net unrealized gains (losses)) and $6,216 and $21,111 for the three and six months ended June 30, 2024, respectively, (of which $5,464 and $10,679, respectively, were net unrealized gains).
Certificates of Deposit
At June 30, 2025 and December 31, 2024, the Company held certificates of deposit of $82,399 and $66,660, respectively, with certain banks with original maturities of seven months or less when purchased.

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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Atalanta Sosnoff	$10,993	$11,155
Seneca Evercore	1,268	1,462
Total	$12,261	$12,617

Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At June 30, 2025, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $804 and $1,721 for the three and six months ended June 30, 2025, respectively, and $681 and $1,316 for the three and six months ended June 30, 2024, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At June 30, 2025, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings (losses) of $11 and ($27) for the three and six months ended June 30, 2025, respectively, and $10 and $130 for the three and six months ended June 30, 2024, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
ABS
In July 2024, the Company sold its remaining 26% ownership interest in ABS for cash of $18,113. This investment resulted in earnings of $1,029 and $2,031 for the three and six months ended June 30, 2024, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
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
This investment resulted in earnings of $137 and $705 for the three and six months ended June 30, 2024, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $62 and $124 for the three and six months ended June 30, 2025, respectively, and $79 and $158 for the three and six months ended June 30, 2024, respectively.
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
A summary of the Company's investments in the private equity funds as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Glisco II, Glisco III and Glisco IV	$1,928	$3,569
Trilantic IV and Trilantic V	1,703	1,862
Total Private Equity Funds	$3,631	$5,431
Net realized and unrealized losses on private equity fund investments were ($114) and ($1,094) for the three and six months ended June 30, 2025, respectively, and ($174) and ($101) for the three and six months ended June 30, 2024, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2025, there was no previously distributed carried interest received from the funds subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $1,330 and $2,956 included in its Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2025 and December 31, 2024, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of June 30, 2025 and December 31, 2024 was $3,512 and $5,138, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company makes investments in private companies in exchange for equity securities and warrants, or receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $1,686 and $625 as of June 30, 2025 and December 31, 2024, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis, which include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $18,039 and $35,392 for the three and six months ended June 30, 2025, respectively, and $14,436 and $28,839 for the three and six months ended June 30, 2024, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $2,051 and $3,706 for the three and six months ended June 30, 2025, respectively, and $1,376 and $2,904 for the three and six months ended June 30, 2024, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,941 and $5,886 as of June 30, 2025 and December 31, 2024, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,836 and $3,386 for the three and six months ended June 30, 2025, respectively, and $1,568 and $3,042 for the three and six months ended June 30, 2024, respectively.
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
The Company incurred net operating cash outflows of $36,763 and $21,632 for the six months ended June 30, 2025 and 2024, respectively, related to its operating leases, which was net of cash received from lease incentives of $4,054 and $1,684 for the six months ended June 30, 2025 and 2024, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$5,754	$1,073	$24,228	$1,944

			June 30, 2025	June 30, 2024
Weighted-average remaining lease term - operating leases			9.7 years	10.4 years
Weighted-average discount rate - operating leases			4.80%	4.59%
As of June 30, 2025, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2025 (July 1 through December 31)	$43,171
2026	84,546
2027	75,012
2028	65,319
2029	55,603
Thereafter	389,489
Total lease payments	713,140
Less: Tenant Improvement Allowances	(18,019)
Less: Imputed Interest	(142,737)
Present value of lease liabilities	552,384
Less: Current lease liabilities	(60,211)
Long-term lease liabilities	$492,173
The Company has entered into certain lease agreements which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence in 2025 and will have lease terms of 3 years once they have commenced. The additional future payments under these arrangements are $1,033 as of June 30, 2025.
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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$488,381	$—	$—	$488,381
Other Debt and Equity Securities(1)	399,468	—	—	399,468
Investment Funds	158,331	—	—	158,331
Total Assets Measured At Fair Value	$1,046,180	$—	$—	$1,046,180

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$459,916	$—	$—	$459,916
Other Debt and Equity Securities(1)	824,069	—	—	824,069
Investment Funds	178,703	—	—	178,703
Total Assets Measured At Fair Value	$1,462,688	$—	$—	$1,462,688
(1)Includes $11,332 and $9,967 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		June 30, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$605,966	$605,966	$—	$—	$605,966
Certificates of Deposit	82,399	—	82,399	—	82,399
Receivables(1)	596,933	—	592,572	—	592,572
Contract Assets(2)	93,551	—	92,765	—	92,765
Closely-held Equity Securities	1,686	—	—	1,686	1,686
Financial Liabilities:
Accounts Payable and Accrued Expenses	$40,495	$—	$40,495	$—	$40,495
Payable to Employees and Related Parties	92,322	—	92,322	—	92,322
Notes Payable(3)	377,237	—	363,031	—	363,031

		December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$863,078	$863,078	$—	$—	$863,078
Certificates of Deposit	66,660	—	66,660	—	66,660
Receivables(1)	522,816	—	518,485	—	518,485
Contract Assets(2)	76,856	—	76,184	—	76,184
Closely-held Equity Securities	625	—	—	625	625
Financial Liabilities:
Accounts Payable and Accrued Expenses	$29,041	$—	$29,041	$—	$29,041
Payable to Employees and Related Parties	48,494	—	48,494	—	48,494
Notes Payable(3)	373,895	—	356,531	—	356,531
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
In August 2025, the Company repaid the $38,000 aggregate principal amount of its Series I Notes.
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio (for the 2016 Private Placement Notes only), and customary events of default. As of June 30, 2025, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of June 30, 2025 and December 31, 2024:

			Carrying Value(1)
Note	Maturity Date	Effective Annual Interest Rate	June 30, 2025	December 31, 2024
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$47,944	$47,908
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,939	16,929
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,657	74,619
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,659	59,635
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,741	39,728
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	34,140	31,073
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	37,993	37,951
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	66,164	66,052
Total			$377,237	$373,895
Less: Current Portion of Notes Payable			(85,937)	(37,951)
Notes Payable			$291,300	$335,944
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
On July 24, 2025, the Company issued an aggregate of $250,000 of senior notes, including: $125,000 aggregate principal amount of its 5.17% Series K senior notes due July 24, 2030 (the "Series K Notes") and $125,000 aggregate principal amount of its 5.47% Series L senior notes due July 24, 2032 (the "Series L Notes" and together with the Series K Notes, the "2025 Private Placement Notes"), pursuant to a note purchase agreement (the "2025 Note Purchase Agreement") dated as of July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. The Company intends to use a portion of the net proceeds from the issuance and sale of the 2025 Private Placement Notes to repay maturing notes in the next twelve months issued under prior note purchase agreements. The remaining net proceeds will be used for general corporate purposes.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest on the 2025 Private Placement Notes is payable semi-annually and the 2025 Private Placement Notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the 2025 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2025 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." The 2025 Private Placement Notes also allow for prepayment within six months of maturity without an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2025 Private Placement Notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the 2025 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2025 Private Placement Notes contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. Interest on the 2025 Private Placement Notes is subject to certain escalation provisions in the event that the leverage ratio exceeds certain thresholds. In conjunction with this issuance, the Company also amended its existing notes to provide for the same covenants and interest escalation provisions as the 2025 Private Placement Notes.
Note 12 – Evercore Inc. Stockholders' Equity
Dividends – On July 29, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.84 per share to the holders of record of shares of Class A Shares as of August 29, 2025, which will be paid on September 12, 2025. During the three and six months ended June 30, 2025, the Company declared and paid dividends of $0.84 and $1.64 per share, respectively, totaling $32,420 and $63,636, respectively, and accrued deferred cash dividends on unvested and vested restricted stock units ("RSUs") totaling $3,909 and $7,672, respectively. The Company also paid deferred cash dividends of $219 and $15,455 during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, the Company declared and paid dividends of $0.80 and $1.56 per share, respectively, totaling $30,638 and $59,947, respectively, and accrued deferred cash dividends on unvested and vested RSUs totaling $4,002 and $8,030, respectively. The Company also paid deferred cash dividends of $271 and $14,198 during the three and six months ended June 30, 2024, respectively.
Treasury Stock – During the three months ended June 30, 2025, the Company purchased 13 Class A Shares from employees at an average cost per share of $213.30, primarily for the net settlement of stock-based compensation awards, and 170 Class A Shares at an average cost per share of $237.79 pursuant to the Company's share repurchase program. The aggregate 183 Class A Shares were purchased at an average cost per share of $236.05 and the result of these purchases was an increase in Treasury Stock of $43,205 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2025.
During the six months ended June 30, 2025, the Company purchased 929 Class A Shares from employees at an average cost per share of $283.64, primarily for the net settlement of stock-based compensation awards, and 809 Class A Shares at an average cost per share of $229.62 pursuant to the Company's share repurchase program. The aggregate 1,738 Class A Shares were purchased at an average cost per share of $258.50 and the result of these purchases was an increase in Treasury Stock of $449,165 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2025.
During the first and second quarter of 2025, the Company entered into an agreement to purchase 200 and 170 Class A Shares, respectively, from Ed Hyman, who until February 10, 2025 was an executive officer of the Company, at a price of $206.19 and $237.79 per share, respectively, resulting in a total purchase price of $41,238 and $40,425, respectively. These purchases were made pursuant to the Company's share repurchase program and are included within the above treasury stock purchases for the three and six months ended June 30, 2025.
Evercore LP Units – During the three and six months ended June 30, 2025, 87 and 110 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares, resulting in an increase to Class A Common Stock of $1 for each of the three and six months ended June 30, 2025, and an increase to Additional Paid-In Capital of $8,771 and $10,966 for the three and six months ended June 30, 2025, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition. See Note 13 for further information.
During the six months ended June 30, 2025, the Company issued 2 Class A limited partnership units of Evercore LP ("Class A LP Units"). See Note 13 for further information.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2025, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($42) and ($10,875), respectively.

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
Noncontrolling ownership interests for the Company's subsidiaries were as follows:

	As of June 30,
	2025	2024
Evercore LP	6%	6%
Evercore Wealth Management ("EWM")	27%	26%
The Noncontrolling Interests for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A Shares.
The Company has outstanding Class A LP Units, Class E limited partnership units of Evercore LP ("Class E LP Units"), Class I limited partnership units of Evercore LP ("Class I LP Units") and Class K limited partnership units of Evercore LP ("Class K LP Units"), which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. See Note 14 for further information.
Changes in Noncontrolling Interest for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$245,095	$203,454	$234,166	$205,556

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	9,738	7,975	17,344	15,406
Other Comprehensive Income (Loss)	1,390	(66)	2,029	(365)
Total Comprehensive Income	11,128	7,909	19,373	15,041

Evercore LP Units Exchanged for Class A Shares	(8,772)	(2,507)	(10,967)	(8,653)

Amortization and Vesting of LP Units and EWM Class A Units (see Note 15)	19,847	9,479	32,574	15,829

Other Items:
Distributions to Noncontrolling Interests	(4,944)	(6,535)	(13,309)	(15,973)
Issuance of Noncontrolling Interest	1,100	282	1,617	282
Purchase of Noncontrolling Interest	(39)	(67)	(39)	(67)
Total Other Items	(3,883)	(6,320)	(11,731)	(15,758)

Ending balance	$263,415	$212,015	$263,415	$212,015
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of ($17) for the six months ended June 30, 2025 and $2 and ($4) for the three and six months ended June 30, 2024, respectively, and foreign currency translation adjustment gains (losses), net, of

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
$1,390 and $2,046 for the three and six months ended June 30, 2025, respectively, and ($68) and ($361) for the three and six months ended June 30, 2024, respectively.
Evercore LP Units – During the three and six months ended June 30, 2025, 87 and 110 LP Units, respectively, were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $8,772 and $10,967 for the three and six months ended June 30, 2025, respectively, an increase to Class A Common Stock of $1 for each of the three and six months ended June 30, 2025, and an increase to Additional Paid-In Capital of $8,771 and $10,966 for the three and six months ended June 30, 2025, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition. See Note 12 for further information.
During the six months ended June 30, 2025, the Company issued 2 Class A LP Units. This resulted in an increase to Noncontrolling Interest of $517 for the six months ended June 30, 2025 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2025. See Note 12 for further information.
EWM Class A Units – During the second quarter of 2025 and 2024, the Company granted 395 and 297 EWM Class A Units, respectively, which generally vest ratably over three years. Compensation expense related to EWM Class A Units was $836 and $1,074 for the three and six months ended June 30, 2025, respectively, and $457 for the three and six months ended June 30, 2024.
Interests Issued – During the second quarter of 2025, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $1,100 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2025.
Interests Purchased – During the second quarter of 2025, the Company purchased, at fair value, an additional 0.1% of the EWM Class A Units for $1,259. This purchase resulted in a decrease to Noncontrolling Interest of $39 and a decrease to Additional Paid-In Capital of $1,220 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2025.
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
Note 14 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and six months ended June 30, 2025 and 2024 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$97,201	$73,758	$243,385	$159,451
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,715	38,502	38,717	38,470
Basic net income per share attributable to Evercore Inc. common shareholders	$2.51	$1.92	$6.29	$4.14
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$97,201	$73,758	$243,385	$159,451
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$97,201	$73,758	$243,385	$159,451
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,715	38,502	38,717	38,470
Assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	1,666	2,180	2,070	2,333
Shares that are contingently issuable(3)	832	175	849	166
Diluted weighted average Class A Shares outstanding	41,213	40,857	41,636	40,969
Diluted net income per share attributable to Evercore Inc. common shareholders	$2.36	$1.81	$5.85	$3.89
(1)The Company has outstanding Class A, E, I and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and six months ended June 30, 2025 and 2024, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,321 and 2,323 for the three and six months ended June 30, 2025, respectively, and 2,557 and 2,583 for the three and six months ended June 30, 2024, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $6,480 and $16,036 for the three and six months ended June 30, 2025, respectively, and $5,014 and $11,226 for the three and six months ended June 30, 2024, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(2)During the three and six months ended June 30, 2025, certain shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method, were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The shares that would have been included in the treasury stock method calculation if the effect would have been dilutive were 1,184 and 1,144 for the three and six months ended June 30, 2025, respectively.
(3)The Company has outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. The Company also has certain outstanding RSUs which vest contingent upon certain performance thresholds being achieved. See Note 15 for further information. For the purposes of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class K-P Units and these certain outstanding RSUs are included in diluted weighted average Class A Shares outstanding, as calculated using the Treasury Stock Method, as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period.
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
As of June 30, 2025, 1,093 unvested Class K-P Units were outstanding. The Company determined the grant date fair value of these awards probable to vest as of June 30, 2025 to be $284,252, related to 1,969 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $19,011 and $31,500 for the three and six months ended June 30, 2025, respectively, and $8,976 and $15,255 for the three and six months ended June 30, 2024, respectively.
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
Stock Incentive Plan
During 2024, the Company's stockholders approved the Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Third Amended 2016 Plan"), which amended the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Third Amended 2016 Plan, among other things, authorizes the grant of an additional 6,000 of the Company's Class A Shares and permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Third Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Third Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Third Amended 2016 Plan was 6,969 as of June 30, 2025.
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
Equity Grants
During the six months ended June 30, 2025, pursuant to the Third Amended 2016 Plan, the Company granted employees 1,695 RSUs that are subject to service-based vesting requirements ("Service-based Awards"). Service-based Awards granted during the six months ended June 30, 2025 had grant date fair values of $193.07 to $277.52 per share, with an average value of $256.80 per share, for an aggregate fair value of $435,238, and generally vest ratably over four years. During the six months ended June 30, 2025, 2,053 Service-based Awards vested and 29 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $100,068 and $180,132 for the three and six months ended June 30, 2025, respectively, and $82,500 and $154,678 for the three and six months ended June 30, 2024, respectively.
In addition, in June 2024, the Company granted 30 RSUs which may convert into a maximum of 80 RSUs contingent and based upon the achievement of certain defined benchmark results and continued service through April 1, 2031. The grant date fair value of these awards probable to vest as of June 30, 2025 was $8,530, related to 44 RSUs which were probable of achievement, and compensation expense related to these units was $609 and $952 for the three and six months ended June 30, 2025, respectively, and $87 for the three and six months ended June 30, 2024.
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
Compensation expense related to the Company's deferred cash compensation program was $38,332 and $76,892 for the three and six months ended June 30, 2025, respectively, and $44,111 and $88,105 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company expects to pay an aggregate of $340,935 related to the Company's deferred cash compensation program at various dates through 2029 and total compensation expense not yet recognized related to these awards was $215,394. The weighted-average period over which this compensation cost is expected to be recognized is 30 months. Amounts due pursuant to this program are expensed over the requisite service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other Deferred Cash Awards – During the first quarter of 2025, 2024 and 2022, the Company granted $11,410, $6,662 and $19,861, respectively, of deferred cash awards to certain employees. These awards generally vest ratably over one to two years.
Compensation expense related to other deferred cash awards was $2,959 and $6,017 for the three and six months ended June 30, 2025, respectively, and $2,444 and $6,470 for the three and six months ended June 30, 2024, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2021 (the "2021 Long-term Incentive Plan") and January 1, 2025 (the "2025 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2025). As of June 30, 2025, the Company has accrued $122,271 pursuant to the above Long-term Incentive Plans, including $72,261 within Accrued Compensation and Benefits and $50,010 within Other Long-term Liabilities, on the Unaudited Condensed Consolidated Statement of Financial Condition. The performance period for the 2021 Long-term Incentive Plan ended on December 31, 2024 and in conjunction with this plan, the Company distributed cash payments of $71,522 in the six months ended June 30, 2025. Remaining amounts due pursuant to these plans are to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2026 and 2027 (for the 2021 Long-term Incentive Plan), and in the first quarter of 2029, 2030 and 2031 (for the 2025 Long-term Incentive Plan), subject to employment at the time of payment. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to these plans of $16,377 and $26,855 for the three and six months ended June 30, 2025, respectively, and $8,796 and $19,750 for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027 is $31,477. As of June 30, 2025, the total remaining expense to be recognized for the 2025 Long-term Incentive Plan over the future vesting period ending March 14, 2031, based on the current anticipated probable payout for the plan, is $260,193.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years, and in certain circumstances are also subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $12,589 and $21,541 for the three and six months ended June 30, 2025, respectively, and $11,717 and $18,332 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the total compensation cost not yet recognized related to these awards was $65,995.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, "Termination Costs") for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Beginning Balance	$1,181	$2,824
Termination Costs Incurred	5,219	6,138
Cash Benefits Paid	(4,995)	(4,710)
Non-Cash Charges	(168)	(63)
Ending Balance	$1,237	$4,189

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
In addition to the above Termination Costs incurred, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $2,749 and $5,944 for the three and six months ended June 30, 2025, respectively, (related to 51 RSUs) and $1,658 and $3,493 for the three and six months ended June 30, 2024, respectively, (related to 32 RSUs) recorded in Employee Compensation and Benefits, principally within the Investment Banking & Equities segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 16 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Private Equity – As of June 30, 2025, the Company had unfunded commitments for capital contributions of $2,552 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On July 10, 2025, the Company amended its $85,000 revolving credit facility Evercore Partners Services East L.L.C. ("East") held with PNC Bank, National Association ("PNC") such that the aggregate principal amount was increased to up to $225,000 (the "PNC Facility") to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. Drawings for this facility bear interest at Daily SOFR plus 130 basis points and the maturity date was extended to July 10, 2028. There were no drawings under this facility at June 30, 2025.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 25, 2024, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 145 basis points and the maturity date is October 28, 2026. There were no drawings under this facility at June 30, 2025.
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
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30,
	2025	2024
Cash and Cash Equivalents	$617,298	$631,619
Restricted Cash included in Other Assets	9,951	8,839
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$627,249	$640,458
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Self-Funded Medical Insurance Program – Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported claims is $3,585 and $3,268 as of June 30, 2025 and December 31, 2024, respectively, which is included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
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
Contingencies
In the normal course of business, from time to time, the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, United Kingdom, German, Hong Kong, Singapore, Canadian, Dubai, Indonesian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" ("ASC 450") when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
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
Note 17 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of June 30, 2025 and December 31, 2024 was $368,623 and $475,936, respectively, which exceeded the minimum net capital requirement by $368,373 and $475,686, respectively.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of June 30, 2025.
Evercore U.K., our U.K. Advisory affiliate, and Evercore ISI U.K., our U.K. Equities affiliate, are regulated by the Financial Conduct Authority. The aggregate regulatory net capital of these affiliates as of June 30, 2025 and December 31, 2024 was $298,795 and $232,039, respectively, which exceeded the minimum requirement by $196,896 and $139,208, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2025.
Note 18 – Income Taxes
The Company's Provision for Income Taxes was $44,265 and $2,538 for the three and six months ended June 30, 2025, respectively, and $28,367 and $21,688 for the three and six months ended June 30, 2024, respectively. The effective tax rate

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
was 29.3% and 1.0% for the three and six months ended June 30, 2025, respectively, and 25.8% and 11.0% for the three and six months ended June 30, 2024, respectively. The effective tax rate reflects the recognition of net excess tax benefits associated with appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $74,954 and $30,930 for the six months ended June 30, 2025 and 2024, respectively, which resulted in a reduction in the effective tax rate of 28.5 and 15.7 percentage points for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for 2025 and 2024 also reflects the effect of certain non-deductible expenses and state and local apportionment adjustments.
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
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and six months ended June 30, 2025 and 2024, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
The Company recorded an increase in deferred tax assets of $71 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $9,106 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the six months ended June 30, 2025. The Company recorded an increase in deferred tax assets of $13 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $1,557 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the six months ended June 30, 2024.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2025, there were $509 of unrecognized tax benefits that, if recognized, $414 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and an adjustment to penalties of $210 and ($13), respectively, during the three months ended June 30, 2025.
On July 4, 2025, the United States enacted House Resolution 1 of the 119th Congress ("the Act"). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and beginning after December 31, 2025, updates for Net CFC Testing Income (formerly GILTI). The Company is still evaluating the impact of the Act which is not expected to materially impact the Company’s effective tax rate for the year.
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
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including the Company's investment funds (which are used as an economic hedge against the Company's deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments
•Realized and unrealized gains and losses on interests in private equity funds which are not managed by the Company
•Interest expense associated with the Company’s Notes Payable and lines of credit
•Adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Each segment's expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, technology and information services, execution, clearing and custody fees, equipment and indirect support costs (including compensation and other operating expenses related thereto) for corporate services. Such corporate services include, but are not limited to, accounting, tax, legal, technology, human capital, facilities management and senior management activities.
The prior period reclassifications from "Professional Fees" to "Technology and Information Services" for the Investment Banking & Equities segment are as follows: $9,950 for the three months ended March 31, 2025; $8,792, $9,598, $10,199 and $9,947 for the three months ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, respectively, and $38,536 for the twelve months ended December 31, 2024; $8,356, $7,960, $8,987 and $8,843 for the three months ended March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, respectively, and $34,146 for the twelve months ended December 31, 2023. See Note 2 for further information.
The prior period reclassifications from "Professional Fees" to "Technology and Information Services" for the Investment Management segment are as follows: $273 for the three months ended March 31, 2025; $217, $253, $266 and $249 for the three months ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, respectively, and $985 for the twelve months ended December 31, 2024; $211, $226, $254 and $223 for the three months ended March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, respectively, and $914 for the twelve months ended December 31, 2023. See Note 2 for further information.
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
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and six months ended June 30, 2025 and 2024, respectively.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Banking & Equities
Net Revenues(1)	$812,171	$670,010	$1,486,703	$1,231,738
Employee Compensation and Benefits	535,447	448,064	983,476	825,351
Non-Compensation(2)	130,773	118,304	250,547	223,855
Operating Income	145,951	103,642	252,680	182,532
Income (Loss) from Equity Method Investments	11	147	(27)	835
Pre-Tax Income	$145,962	$103,789	$252,653	$183,367
Identifiable Segment Assets	$3,575,400	$3,176,797	$3,575,400	$3,176,797
Investment Management
Net Revenues(1)	$21,659	$19,214	$41,956	$38,301
Employee Compensation and Benefits	13,164	10,871	24,960	21,289
Non-Compensation(2)	4,057	3,742	8,103	7,181
Operating Income	4,438	4,601	8,893	9,831
Income from Equity Method Investments	804	1,710	1,721	3,347
Pre-Tax Income	$5,242	$6,311	$10,614	$13,178
Identifiable Segment Assets	$114,259	$139,201	$114,259	$139,201
Total
Net Revenues(1)	$833,830	$689,224	$1,528,659	$1,270,039
Employee Compensation and Benefits	548,611	458,935	1,008,436	846,640
Non-Compensation(2)	134,830	122,046	258,650	231,036
Operating Income	150,389	108,243	261,573	192,363
Income from Equity Method Investments	815	1,857	1,694	4,182
Pre-Tax Income	$151,204	$110,100	$263,267	$196,545
Identifiable Segment Assets	$3,689,659	$3,315,998	$3,689,659	$3,315,998
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Banking & Equities(A)	$23,949	$17,581	$31,767	$45,698
Investment Management	975	14	289	402
Total Other Revenue, net	$24,924	$17,595	$32,056	$46,100
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable and lines of credit of $4,210 and $8,403 for the three and six months ended June 30, 2025, respectively, and $4,189 and $8,377 for the three and six months ended June 30, 2024, respectively.
(2)Non-Compensation expenses are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Banking & Equities
Occupancy and Equipment Rental	$26,261	$21,240	$51,364	$42,643
Professional Fees(A)	22,059	23,368	43,203	44,639
Travel and Related Expenses	23,729	21,171	45,540	40,144
Technology and Information Services(A)	35,411	28,517	67,663	55,773
Depreciation and Amortization	6,342	6,342	12,235	12,551
Execution, Clearing and Custody Fees	2,729	2,633	5,612	5,556
Acquisition and Transition Costs	1,637	—	1,637	—
Other Operating Expenses	12,605	15,033	23,293	22,549
Total Non-Compensation	$130,773	$118,304	$250,547	$223,855

Investment Management
Occupancy and Equipment Rental	$653	$561	$1,281	$1,102
Professional Fees(B)	1,074	1,069	2,320	2,008
Travel and Related Expenses	255	213	462	462
Technology and Information Services(B)	1,176	920	2,291	1,840
Depreciation and Amortization	108	97	191	181
Execution, Clearing and Custody Fees	451	418	914	836
Other Operating Expenses	340	464	644	752
Total Non-Compensation	$4,057	$3,742	$8,103	$7,181

Total
Occupancy and Equipment Rental	$26,914	$21,801	$52,645	$43,745
Professional Fees(C)	23,133	24,437	45,523	46,647
Travel and Related Expenses	23,984	21,384	46,002	40,606
Technology and Information Services(C)	36,587	29,437	69,954	57,613
Depreciation and Amortization	6,450	6,439	12,426	12,732
Execution, Clearing and Custody Fees	3,180	3,051	6,526	6,392
Acquisition and Transition Costs	1,637	—	1,637	—
Other Operating Expenses	12,945	15,497	23,937	23,301
Total Non-Compensation	$134,830	$122,046	$258,650	$231,036
(A)The Company reclassified $9,598 and $18,390 of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Banking & Equities segment for the three and six months ended June 30, 2024, respectively, to conform to the current presentation. See Note 2 for further information.
(B)The Company reclassified $253 and $470 of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Management segment for the three and six months ended June 30, 2024, respectively, to conform to the current presentation. See Note 2 for further information.
(C)The Company reclassified $9,851 and $18,860 of technology and related expenses from "Professional Fees" to "Technology and Information Services" for the three and six months ended June 30, 2024, respectively, to conform to the current presentation. See Note 2 for further information.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Revenues:(1)
Americas(2)	$674,845	$569,072	$1,262,750	$1,048,219
Europe, Middle East and Africa ("EMEA")	126,428	92,075	199,085	162,596
Asia-Pacific	7,633	10,482	34,768	13,124
Total	$808,906	$671,629	$1,496,603	$1,223,939
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
(2)Primarily includes revenue attributable to the United States of $617,681 and $1,177,482 for the three and six months ended June 30, 2025, respectively, and $534,510 and $989,746 for the three and six months ended June 30, 2024, respectively.
The Company's total assets are located in the following geographical areas:

	June 30, 2025	December 31, 2024
Total Assets:
Americas(1)	$3,017,561	$3,496,519
EMEA(2)	610,505	614,494
Asia-Pacific	61,593	62,958
Total	$3,689,659	$4,173,971
(1)Primarily includes assets located in the United States.
(2)Primarily includes assets located in the United Kingdom.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Our Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2021, pursuant to the 2021 Long-term Incentive Plan, and January 1, 2025, pursuant to the 2025 Long-term Incentive Plan (which was approved by our Board of Directors in April 2025). The performance period for the 2021 Long-term Incentive Plan ended on December 31, 2024 and in conjunction with this plan, we made a cash distribution in the first quarter of 2025. Remaining amounts due pursuant to these plans are due to be paid in cash or Class A Shares, at our discretion, in the first quarter of 2026 and 2027 (for the 2021 Long-term Incentive Plan), and in the first quarter of 2029, 2030 and 2031 (for the 2025 Long-term Incentive Plan), subject to employment at the time of payment. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award.
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
Non-Compensation. Our Non-Compensation expenses include costs for occupancy and equipment rental, professional fees, travel and related expenses, technology and information services, depreciation and amortization, execution, clearing and custody fees, acquisition and transition costs and other operating expenses.
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
We generally allocate net income or loss to participating noncontrolling interests held at Evercore LP and at the operating entity level, where required, by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates. In circumstances where the governing documents of the entity to which the noncontrolling interest relates require special allocations of profits or losses to the controlling and noncontrolling interest holders, the net income or loss of these entities is allocated based on these special allocations. See Note 13 to our unaudited condensed consolidated financial statements for further information.

Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2025 and 2024. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$697,744	$568,231	23%	$1,255,093	$998,069	26%
Underwriting Fees	32,206	30,999	4%	86,461	86,534	—%
Commissions and Related Revenue	58,272	53,199	10%	113,382	101,437	12%
Asset Management and Administration Fees	20,684	19,200	8%	41,667	37,899	10%
Other Revenue, Including Interest and Investments	29,134	21,784	34%	40,459	54,477	(26%)
Total Revenues	838,040	693,413	21%	1,537,062	1,278,416	20%
Interest Expense	4,210	4,189	1%	8,403	8,377	—%
Net Revenues	833,830	689,224	21%	1,528,659	1,270,039	20%
Expenses
Employee Compensation and Benefits	548,611	458,935	20%	1,008,436	846,640	19%
Non-Compensation(1)	134,830	122,046	10%	258,650	231,036	12%
Total Expenses	683,441	580,981	18%	1,267,086	1,077,676	18%
Income Before Income from Equity Method Investments and Income Taxes	150,389	108,243	39%	261,573	192,363	36%
Income from Equity Method Investments	815	1,857	(56%)	1,694	4,182	(59%)
Income Before Income Taxes	151,204	110,100	37%	263,267	196,545	34%
Provision for Income Taxes	44,265	28,367	56%	2,538	21,688	(88%)
Net Income	106,939	81,733	31%	260,729	174,857	49%
Net Income Attributable to Noncontrolling Interest	9,738	7,975	22%	17,344	15,406	13%
Net Income Attributable to Evercore Inc.	$97,201	$73,758	32%	$243,385	$159,451	53%
Diluted Weighted Average Shares of Class A Common Stock Outstanding	41,213	40,857	1%	41,636	40,969	2%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$2.36	$1.81	30%	$5.85	$3.89	50%
(1)Non-Compensation expenses are as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$26,914	$21,801	23%	$52,645	$43,745	20%
Professional Fees(A)	23,133	24,437	(5%)	45,523	46,647	(2%)
Travel and Related Expenses	23,984	21,384	12%	46,002	40,606	13%
Technology and Information Services(A)	36,587	29,437	24%	69,954	57,613	21%
Depreciation and Amortization	6,450	6,439	—%	12,426	12,732	(2%)
Execution, Clearing and Custody Fees	3,180	3,051	4%	6,526	6,392	2%
Acquisition and Transition Costs	1,637	—	NM	1,637	—	NM
Other Operating Expenses	12,945	15,497	(16%)	23,937	23,301	3%
Total Non-Compensation	$134,830	$122,046	10%	$258,650	$231,036	12%
(A)Includes the reclassification of $9.9 million and $18.9 million of technology and related expenses from "Professional Fees" to "Technology and Information Services" for the three and six months ended June 30, 2024, respectively, to conform to the current presentation. See Note 2 to our unaudited condensed consolidated financial statements for further information.
As of June 30, 2025 and 2024, we employed approximately 2,455 and 2,330 people, respectively.
Three Months Ended June 30, 2025 versus June 30, 2024
Net Income Attributable to Evercore Inc. was $97.2 million for the three months ended June 30, 2025, an increase of $23.4 million, or 32%, compared to $73.8 million for the three months ended June 30, 2024. The changes in our operating results during these periods are described below.
Net Revenues were $833.8 million for the three months ended June 30, 2025, an increase of $144.6 million, or 21%, versus Net Revenues of $689.2 million for the three months ended June 30, 2024. Advisory Fees increased $129.5 million, or 23%, Commissions and Related Revenue increased $5.1 million, or 10%, and Underwriting Fees increased $1.2 million, or 4%, compared to the three months ended June 30, 2024. Asset Management and Administration Fees increased $1.5 million, or 8%, compared to the three months ended June 30, 2024. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, was $29.1 million for the three months ended June 30, 2025, an increase of $7.4 million, or 34%, versus $21.8 million for the three months ended June 30, 2024, primarily reflecting higher performance of our investment funds portfolio, partially offset by lower returns on our fixed income investment portfolios, which primarily consist of U.S. Treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Employee Compensation and Benefits Expense was $548.6 million for the three months ended June 30, 2025, an increase of $89.7 million, or 20%, versus $459.0 million for the three months ended June 30, 2024. The increase in the amount of compensation recognized for the three months ended June 30, 2025 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 65.8% for the three months ended June 30, 2025, compared to 66.6% for the three months ended June 30, 2024.
Non-compensation expenses were $134.8 million for the three months ended June 30, 2025, an increase of $12.8 million, or 10%, versus $122.0 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in technology and information services, principally reflecting higher expenses associated with research services and license fees in the second quarter of 2025, an increase in occupancy and equipment rental expense, primarily related to an increase in office space, and an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount. Non-Compensation expenses per employee were approximately $55.6 thousand for the three months ended June 30, 2025, versus $53.6 thousand for the three months ended June 30, 2024, a 4% increase.
Income from Equity Method Investments was $0.8 million for the three months ended June 30, 2025, a decrease of $1.0 million, or 56%, versus $1.9 million for the three months ended June 30, 2024, primarily reflecting the sale of our interest in

ABS and the redemption of our interest in Luminis during the third quarter of 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff during the three months ended June 30, 2025. See Note 8 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the three months ended June 30, 2025 was $44.3 million, which reflected an effective tax rate of 29.3%. The provision for income taxes for the three months ended June 30, 2024 was $28.4 million, which reflected an effective tax rate of 25.8%. The increase in the provision for income taxes for the three months ended June 30, 2025 principally reflects an increase in non-deductible expenses and state and local apportionment adjustments.
Net Income Attributable to Noncontrolling Interest was $9.7 million for the three months ended June 30, 2025, compared to $8.0 million for the three months ended June 30, 2024. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income at Evercore LP during the three months ended June 30, 2025. See Note 13 to our unaudited condensed consolidated financial statements for further information.
Six Months Ended June 30, 2025 versus June 30, 2024
Net Income Attributable to Evercore Inc. was $243.4 million for the six months ended June 30, 2025, an increase of $83.9 million, or 53%, compared to $159.5 million for the six months ended June 30, 2024. The changes in our operating results during these periods are described below.
Net Revenues were $1.53 billion for the six months ended June 30, 2025, an increase of $258.6 million, or 20%, versus Net Revenues of $1.27 billion for the six months ended June 30, 2024. Advisory Fees increased $257.0 million, or 26%, Commissions and Related Revenue increased $11.9 million, or 12%, and Underwriting Fees were flat compared to the six months ended June 30, 2024. Asset Management and Administration Fees increased $3.8 million, or 10%, compared to the six months ended June 30, 2024. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, was $40.5 million for the six months ended June 30, 2025, a decrease of $14.0 million, or 26%, versus $54.5 million for the six months ended June 30, 2024, primarily reflecting lower performance of our investment funds portfolio, as well as lower returns on our fixed income investment portfolios, which primarily consist of U.S. Treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Employee Compensation and Benefits Expense was $1.01 billion for the six months ended June 30, 2025, an increase of $161.8 million, or 19%, versus $846.6 million for the six months ended June 30, 2024. The increase in the amount of compensation recognized for the six months ended June 30, 2025 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. As a result of the factors noted above, Employee Compensation and Benefits Expense as a percentage of Net Revenues was 66.0% for the six months ended June 30, 2025, compared to 66.7% for the six months ended June 30, 2024.
Non-compensation expenses were $258.7 million for the six months ended June 30, 2025, an increase of $27.6 million, or 12%, versus $231.0 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in technology and information services, principally reflecting higher expenses associated with research services, consulting costs and license fees, an increase in occupancy and equipment rental expense, primarily related to an increase in office space, and an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount. Non-Compensation expenses per employee were approximately $107.4 thousand for the six months ended June 30, 2025, versus $102.7 thousand for the six months ended June 30, 2024, a 5% increase.
Income from Equity Method Investments was $1.7 million for the six months ended June 30, 2025, a decrease of $2.5 million, or 59%, versus $4.2 million for the six months ended June 30, 2024, primarily reflecting the sale of our interest in ABS and the redemption of our interest in Luminis during the third quarter of 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff in 2025. See Note 8 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the six months ended June 30, 2025 was $2.5 million, which reflected an effective tax rate of 1.0%. The provision for income taxes for the six months ended June 30, 2024 was $21.7 million, which reflected an effective tax rate of 11.0%. The provision for income taxes for the six months ended June 30, 2025 and 2024 principally reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $75.0 million and $30.9 million, respectively, which resulted in a reduction in the effective tax rate of

28.5 and 15.7 percentage points for the six months ended June 30, 2025 and 2024, respectively, partially offset by an increase in non-deductible expenses and state and local apportionment adjustments.
Net Income Attributable to Noncontrolling Interest was $17.3 million for the six months ended June 30, 2025, compared to $15.4 million for the six months ended June 30, 2024. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income at Evercore LP during the six months ended June 30, 2025. See Note 13 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$697,744	$568,231	23%	$1,255,093	$998,069	26%
Underwriting Fees	32,206	30,999	4%	86,461	86,534	—%
Commissions and Related Revenue	58,272	53,199	10%	113,382	101,437	12%
Other Revenue, net(1)	23,949	17,581	36%	31,767	45,698	(30%)
Net Revenues	812,171	670,010	21%	1,486,703	1,231,738	21%
Expenses
Employee Compensation and Benefits	535,447	448,064	20%	983,476	825,351	19%
Non-Compensation(3)	130,773	118,304	11%	250,547	223,855	12%
Total Expenses	666,220	566,368	18%	1,234,023	1,049,206	18%
Operating Income	145,951	103,642	41%	252,680	182,532	38%
Income (Loss) from Equity Method Investments(2)	11	147	(93%)	(27)	835	NM
Pre-Tax Income	$145,962	$103,789	41%	$252,653	$183,367	38%
(1)Includes interest expense on Notes Payable and lines of credit of $4.2 million and $8.4 million for each of the three and six months ended June 30, 2025 and 2024, respectively.
(2)Equity in Seneca Evercore and Luminis (through September 2024) is classified within Income (Loss) from Equity Method Investments.
(3)Non-Compensation expenses are as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$26,261	$21,240	24%	$51,364	$42,643	20%
Professional Fees(A)	22,059	23,368	(6%)	43,203	44,639	(3%)
Travel and Related Expenses	23,729	21,171	12%	45,540	40,144	13%
Technology and Information Services(A)	35,411	28,517	24%	67,663	55,773	21%
Depreciation and Amortization	6,342	6,342	—%	12,235	12,551	(3%)
Execution, Clearing and Custody Fees	2,729	2,633	4%	5,612	5,556	1%
Acquisition and Transition Costs	1,637	—	NM	1,637	—	NM
Other Operating Expenses	12,605	15,033	(16%)	23,293	22,549	3%
Total Non-Compensation	$130,773	$118,304	11%	$250,547	$223,855	12%
(A)Includes the reclassification of $9.6 million and $18.4 million of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Banking & Equities segment for the three and six months ended June 30, 2024, respectively, to conform to the current presentation. See Notes 2 and 19 to our unaudited condensed consolidated financial statements for further information.
The following table summarizes Evercore statistics for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(1)	245	244	—%	386	381	1%
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(1)	111	95	17%	206	186	11%
Total Number of Underwriting Transactions(1)	13	17	(24%)	27	36	(25%)
Total Number of Underwriting Transactions as a Bookrunner(1)	13	14	(7%)	25	30	(17%)
(1) Includes Equity and Debt Underwriting Transactions. Our Advisory statistics include M&A activity as well as other advisory assignments undertaken by the firm.
Investment Banking & Equities Results of Operations
Three Months Ended June 30, 2025 versus June 30, 2024
Net Revenues were $812.2 million for the three months ended June 30, 2025, an increase of $142.2 million, or 21%, versus $670.0 million for the three months ended June 30, 2024. The increase in revenues for the three months ended June 30, 2025 was primarily driven by an increase of $129.5 million, or 23%, in Advisory Fees, reflecting an increase in revenue during the second quarter of 2025 across both M&A and non-M&A assignments, as well as an increase in revenue earned from large transactions during the second quarter of 2025. Commissions and Related Revenue increased $5.1 million, or 10%, compared to the three months ended June 30, 2024, primarily reflecting higher trading commissions driven by increased trading volume during the second quarter of 2025. Underwriting Fees increased $1.2 million, or 4%, compared to the three months ended June 30, 2024, reflecting an increase in the average fee size of the transactions we participated in during the second quarter of 2025. Other Revenue, net, increased $6.4 million, or 36%, compared to the three months ended June 30, 2024, primarily reflecting higher performance of our investment funds portfolio, partially offset by lower returns on our fixed income investment portfolios, which primarily consist of U.S. Treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.

Employee Compensation and Benefits Expense was $535.4 million for the three months ended June 30, 2025, an increase of $87.4 million, or 20%, versus $448.1 million for the three months ended June 30, 2024. The increase in the amount of compensation recognized for the three months ended June 30, 2025 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards.
Non-compensation expenses were $130.8 million for the three months ended June 30, 2025, an increase of $12.5 million, or 11%, versus $118.3 million for the three months ended June 30, 2024. Non-compensation expenses increased from the prior year period, primarily driven by an increase in technology and information services, principally reflecting higher expenses associated with research services and license fees in the second quarter of 2025, an increase in occupancy and equipment rental expense, primarily related to an increase in office space, and an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount.
Six Months Ended June 30, 2025 versus June 30, 2024
Net Revenues were $1.49 billion for the six months ended June 30, 2025, an increase of $255.0 million, or 21%, versus $1.23 billion for the six months ended June 30, 2024. The increase in revenues for the six months ended June 30, 2025 was primarily driven by an increase of $257.0 million, or 26%, in Advisory Fees, reflecting an increase in revenue during 2025 across both M&A and non-M&A assignments, as well as an increase in revenue earned from large transactions during 2025. Commissions and Related Revenue increased $11.9 million, or 12%, compared to the six months ended June 30, 2024, primarily reflecting higher trading commissions driven by increased trading volume during 2025. Underwriting Fees were flat compared to the six months ended June 30, 2024. Other Revenue, net, decreased $13.9 million, or 30%, compared to the six months ended June 30, 2024, primarily reflecting lower performance of our investment funds portfolio, as well as lower returns on our fixed income investment portfolios, which primarily consist of U.S. Treasury bills. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Employee Compensation and Benefits Expense was $983.5 million for the six months ended June 30, 2025, an increase of $158.1 million, or 19%, versus $825.4 million for the six months ended June 30, 2024. The increase in the amount of compensation recognized for the six months ended June 30, 2025 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards.
Non-compensation expenses were $250.5 million for the six months ended June 30, 2025, an increase of $26.7 million, or 12%, versus $223.9 million for the six months ended June 30, 2024. Non-compensation expenses increased from the prior year period, primarily driven by an increase in technology and information services, principally reflecting higher expenses associated with research services, consulting costs and license fees, an increase in occupancy and equipment rental expense, primarily related to an increase in office space, and an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$20,684	$19,200	8%	$41,667	$37,899	10%
Other Revenue, net	975	14	NM	289	402	(28%)
Net Revenues	21,659	19,214	13%	41,956	38,301	10%
Expenses
Employee Compensation and Benefits	13,164	10,871	21%	24,960	21,289	17%
Non-Compensation(2)	4,057	3,742	8%	8,103	7,181	13%
Total Expenses	17,221	14,613	18%	33,063	28,470	16%
Operating Income	4,438	4,601	(4%)	8,893	9,831	(10%)
Income from Equity Method Investments(1)	804	1,710	(53%)	1,721	3,347	(49%)
Pre-Tax Income	$5,242	$6,311	(17%)	$10,614	$13,178	(19%)
(1)Equity in Atalanta Sosnoff and ABS (through July 2024) is classified as Income from Equity Method Investments.
(2)Non-Compensation expenses are as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$653	$561	16%	$1,281	$1,102	16%
Professional Fees(A)	1,074	1,069	—%	2,320	2,008	16%
Travel and Related Expenses	255	213	20%	462	462	—%
Technology and Information Services(A)	1,176	920	28%	2,291	1,840	25%
Depreciation and Amortization	108	97	11%	191	181	6%
Execution, Clearing and Custody Fees	451	418	8%	914	836	9%
Other Operating Expenses	340	464	(27%)	644	752	(14%)
Total Operating Expenses	$4,057	$3,742	8%	$8,103	$7,181	13%
(A)Includes the reclassification of $0.3 million and $0.5 million of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Management segment for the three and six months ended June 30, 2024, respectively, to conform to the current presentation. See Notes 2 and 19 to our unaudited condensed consolidated financial statements for further information.
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV (together the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV and Trilantic V. In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of June 30, 2025, there was no previously distributed carried interest received from the funds subject to repayment.
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
Assets Under Management
AUM in our Wealth Management business of $14.5 billion at June 30, 2025 increased $0.6 billion, or 4%, compared to $13.9 billion at December 31, 2024. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 77% of Level 1 investments, 19% of Level 2 investments and 4% of Level 3 investments as of June 30, 2025 and December 31, 2024.
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
The following table summarizes AUM activity for Wealth Management for the six months ended June 30, 2025:

(dollars in millions)
Balance at December 31, 2024	$13,898
Inflows	799
Outflows	(625)
Market Appreciation	406
Balance at June 30, 2025	$14,478

Unconsolidated Affiliates - Balance at June 30, 2025
Atalanta Sosnoff	$8,961
The following table represents the composition of AUM for Wealth Management as of June 30, 2025:

Equities	66%
Fixed Income	18%
Liquidity(1)	11%
Alternatives	5%
Total	100%
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
For the six months ended June 30, 2025, AUM for Wealth Management increased 4%, reflecting a 3% increase due to market appreciation and a 1% increase due to net inflows. Performance as of June 30, 2025 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 7% and 5%, respectively
◦The S&P 500 was up approximately 15% and 20% on a 1 and 3-year basis, respectively
•Wealth Management lagged the fixed income composite on a 1-year basis by approximately 0.9% and outperformed the fixed income composite on a 3-year basis by approximately 0.01%
◦The fixed income composite was up approximately 4% and 2% on a 1 and 3-year basis, respectively
•The S&P 500 and the fixed income composite were up approximately 6% and 2%, respectively, for the six months ended June 30, 2025
AUM from our unconsolidated affiliate, Atalanta Sosnoff, increased 5% compared to December 31, 2024.
Three Months Ended June 30, 2025 versus June 30, 2024
Net Revenues were $21.7 million for the three months ended June 30, 2025, an increase of $2.4 million, or 13%, versus $19.2 million for the three months ended June 30, 2024. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $1.5 million, or 8%, compared to the three months ended June 30, 2024, as associated AUM increased 10%, primarily from market appreciation.
Employee Compensation and Benefits Expense was $13.2 million for the three months ended June 30, 2025, an increase of $2.3 million, or 21%, versus $10.9 million for the three months ended June 30, 2024, primarily reflecting a higher accrual for incentive compensation and higher base salaries.
Non-Compensation expenses were $4.1 million for the three months ended June 30, 2025, an increase of $0.3 million, or 8%, versus $3.7 million for the three months ended June 30, 2024, primarily driven by an increase in technology and information services.
Income from Equity Method Investments decreased $0.9 million, or 53%, compared to the three months ended June 30, 2024, driven by the sale of the remaining portion of our interest in ABS in the third quarter of 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff in the second quarter of 2025. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Six Months Ended June 30, 2025 versus June 30, 2024
Net Revenues were $42.0 million for the six months ended June 30, 2025, an increase of $3.7 million, or 10%, versus $38.3 million for the six months ended June 30, 2024. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $3.8 million, or 10%, compared to the six months ended June 30, 2024, as associated AUM increased 10%, primarily from market appreciation.
Employee Compensation and Benefits Expense was $25.0 million for the six months ended June 30, 2025, an increase of $3.7 million, or 17%, versus $21.3 million for the six months ended June 30, 2024, primarily reflecting a higher accrual for incentive compensation and higher base salaries.
Non-Compensation expenses were $8.1 million for the six months ended June 30, 2025, an increase of $0.9 million, or 13%, versus $7.2 million for the six months ended June 30, 2024, primarily driven by an increase in technology and information services and professional fees.
Income from Equity Method Investments decreased $1.6 million, or 49%, compared to the six months ended June 30, 2024, driven by the sale of the remaining portion of our interest in ABS in the third quarter of 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff in 2025. See Note 8 to our unaudited condensed consolidated financial statements for further information.
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

	For the Six Months Ended June 30,
	2025	2024

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$260,729	$174,857
Non-cash charges	347,362	289,161
Other operating activities	(720,007)	(396,751)
Operating activities	(111,916)	67,267
Investing activities	365,608	383,778
Financing activities	(541,805)	(410,987)
Effect of exchange rate changes	33,255	(5,084)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(254,858)	34,974
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	882,107	605,484
End of Period	$627,249	$640,458
Six Months Ended June 30, 2025. Cash, Cash Equivalents and Restricted Cash were $627.2 million at June 30, 2025, a decrease of $254.9 million versus Cash, Cash Equivalents and Restricted Cash of $882.1 million at December 31, 2024. Operating activities resulted in a net outflow of $111.9 million, primarily related to the payment of 2024 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2025, partially offset by earnings. Cash of $365.6 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities, partially offset by purchases of equipment and leasehold improvements and net purchases of certificates of deposit. Financing activities during the period used cash of $541.8 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, the payment of dividends and distributions made to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.

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

Recent actions on global trade policy have led to heightened geopolitical tensions, macroeconomic uncertainty and market volatility. These evolving conditions may impact the transaction environment in the near to medium term and/or result in an elongation of the timing of transaction closings. We will continue to assess the potential ongoing impacts of these factors, including the regular monitoring of our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations. See "Results of Operations" above for further information.
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
On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. In addition, on April 29, 2025, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.6 billion worth of Class A Shares and/or LP Units and 8.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2025, we repurchased 808,559 Class A Shares, at an average cost per share of $229.62, for $185.7 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2025, we repurchased 928,996 Class A Shares, at an average cost per share of $283.64, for $263.5 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,737,555 Class A Shares repurchased during the six months ended June 30, 2025 were acquired for aggregate purchase consideration of $449.2 million, at an average cost per share of $258.50.

Noncontrolling Interest Purchases
During the second quarter of 2025, we purchased, at fair value, an additional 0.1% of the EWM Class A Units for $1.3 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.1 million and a decrease to Additional Paid-In Capital of $1.2 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2025.
During the second quarter of 2024, we purchased, at fair value, an additional 0.3% of the EWM Class A Units for $1.0 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.1 million and a decrease to Additional Paid-In Capital of $1.0 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2024.
Private Placement Notes
On March 30, 2016, we issued an aggregate of $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A Notes which were due March 30, 2021, $67.0 million aggregate principal amount of our 5.23% Series B Notes which were originally due March 30, 2023, $48.0 million aggregate principal amount of our 5.48% Series C Notes and $17.0 million aggregate principal amount of our 5.58% Series D Notes, pursuant to the 2016 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
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
In August 2025, we repaid the $38.0 million aggregate principal amount of our Series I Notes.
On June 28, 2022, we issued $67.0 million aggregate principal amount of our 4.61% Series J Notes, pursuant to the 2022 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio (for the 2016 Private Placement Notes only), and customary events of default. As of June 30, 2025, we were in compliance with all of these covenants.
On July 24, 2025, we issued an aggregate of $250.0 million of senior notes, including: $125.0 million aggregate principal amount of our 5.17% Series K Notes and $125.0 million aggregate principal amount of our 5.47% Series L Notes, pursuant to the 2025 Note Purchase Agreement dated as of July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. We intend to use a portion of the net proceeds from the issuance and sale of the 2025 Private Placement Notes to repay maturing notes in the next twelve months issued under prior note purchase agreements. The remaining net proceeds will be used for general corporate purposes.
Interest on the 2025 Private Placement Notes is payable semi-annually and the 2025 Private Placement Notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the 2025 Private Placement Notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of the 2025 Private Placement Notes then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." The 2025 Private Placement Notes also allow for prepayment within six months of maturity without an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the 2025 Private Placement Notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the 2025 Private Placement Notes plus accrued and unpaid interest to the prepayment date. The 2025 Private Placement Notes contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio and a minimum tangible net worth, and customary events of default. Interest on the 2025 Private Placement Notes is subject to certain escalation provisions in the event that the leverage ratio exceeds certain thresholds. In conjunction with this issuance, we also amended our existing notes to provide for the same covenants and interest escalation provisions as the 2025 Private Placement Notes.
Lines of Credit
On July 10, 2025, we amended our $85.0 million revolving credit facility East held with PNC such that the aggregate principal amount was increased to up to $225.0 million to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and us from incurring other indebtedness, subject to specified exceptions. Drawings bear interest at Daily SOFR plus 130 basis points and the maturity date was extended to July 10, 2028. There were no drawings under this facility at June 30, 2025.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 25, 2024, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 145 basis points and the maturity date is October 28, 2026. There were no drawings under this facility at June 30, 2025.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments
We have long-term obligations for operating lease commitments, principally related to office space, which expire on various dates through 2035. See Note 9 to our unaudited condensed consolidated financial statements for anticipated current and future payments under these arrangements.
We have a long-term liability, Amounts Due Pursuant to Tax Receivable Agreements, which requires payments to certain current and former Senior Managing Directors.
Pursuant to deferred compensation and deferred consideration arrangements, we expect to make cash payments in future periods, including related to our Long-term Incentive Plans, Deferred Cash Compensation Program and other deferred compensation arrangements. Further, we make investments to hedge the economic risk of amounts due under our Deferred Cash Compensation Program. For further information, including timing of payments, see Notes 7 and 15 to our unaudited condensed consolidated financial statements.
Certain of our subsidiaries are regulated entities and are subject to capital requirements. For further information see Note 17 to our unaudited condensed consolidated financial statements.
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.6 million as of June 30, 2025 and December 31, 2024. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by the private equity funds. We expect to fund these commitments with cash flows from operations. See Note 16 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
As of June 30, 2025, our current and former Senior Managing Directors owned an aggregate of approximately 1.4 million vested Class A LP Units, 0.3 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.2 million vested Class K LP Units. In addition, 1.1 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of June 30, 2025. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder.

Our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2025 included $617.3 million of Cash and Cash Equivalents and $1.12 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred cash compensation program. As of June 30, 2025, the fair value of our investments with these products, based on closing prices, was $158.5 million. We had net realized and unrealized gains of $15.1 million and $9.2 million for the three and six months ended June 30, 2025, respectively, from our exchange-traded funds portfolio. See Note 7 to our unaudited condensed consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $15.9 million, $31.7 million and $47.6 million, respectively, for the three months ended June 30, 2025.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.5 million for the three months ended June 30, 2025.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2025, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was a gain of $27.4 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables primarily from certain fees related to private funds capital raising and the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees primarily related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for liability management and restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of $3.5 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025 and December 31, 2024, total receivables recorded in Accounts Receivable amounted to $484.0 million and $421.5 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $113.0 million and $101.3 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of June 30, 2025, total contract assets recorded in Other Current Assets and Other Assets amounted to $77.3 million and $16.2 million, respectively. As of December 31, 2024, total contract assets recorded in Other Current Assets and Other Assets amounted to $62.4 million and $14.5 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of U.S. Treasury securities, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2025, we had Investment Securities of $1.03 billion, of which 85% were U.S. Treasury securities.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the normal course of business, from time to time, the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, United Kingdom, German, Hong Kong, Singapore, Canadian, Dubai, Indonesian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450 when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2025	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 1 to January 31	22,075	$276.56	—	4,262,274
February 1 to February 28	1,115,530	282.66	238,559	4,023,715
March 1 to March 31	416,917	202.78	400,000	3,623,715
Total January 1 to March 31	1,554,522	$261.15	638,559	3,623,715

April 1 to April 30	2,146	$198.97	—	8,000,000
May 1 to May 31	94,708	232.04	86,000	7,914,000
June 1 to June 30	86,179	241.38	84,000	7,830,000
Total April 1 to June 30	183,033	$236.05	170,000	7,830,000

Total January 1 to June 30	1,737,555	$258.50	808,559	7,830,000

(1)Includes the repurchase of 915,963 and 13,033 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2025 and June 30, 2025, respectively.
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
During the three months ended June 30, 2025, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: August 7, 2025

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ TIM LALONDE
Name:	Tim LaLonde
Title:	Chief Financial Officer