Form 10-Q
period 2025-09-30
Evercore Inc.
filed 2025-11-05
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 22, 2025 was 38,678,117. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 22, 2025 was 46 (excluding 54 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and Cash Equivalents	$851,908	$873,045
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $716,614 and $813,507 at September 30, 2025 and December 31, 2024, respectively)	1,565,137	1,519,381
Accounts Receivable (net of allowances of $2,164 and $2,253 at September 30, 2025 and December 31, 2024, respectively)	523,321	421,502
Receivable from Employees and Related Parties	38,590	33,566
Other Current Assets	161,615	140,407
Total Current Assets	3,140,571	2,987,901
Investments	17,680	18,673
Deferred Tax Assets	302,991	284,508
Operating Lease Right-of-Use Assets	435,689	439,458
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $166,598 and $151,455 at September 30, 2025 and December 31, 2024, respectively)	188,947	144,756
Goodwill	128,576	124,452
Other Assets	207,792	174,223
Total Assets	$4,422,246	$4,173,971
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$881,526	$1,024,076
Accounts Payable and Accrued Expenses	37,480	29,041
Payable to Employees and Related Parties	66,056	48,494
Operating Lease Liabilities	61,759	55,253
Taxes Payable	6,733	4,781
Current Portion of Notes Payable	47,962	37,951
Other Current Liabilities	56,533	30,205
Total Current Liabilities	1,158,049	1,229,801
Operating Lease Liabilities	482,891	494,169
Notes Payable	540,353	335,944
Amounts Due Pursuant to Tax Receivable Agreements	61,943	52,968
Other Long-term Liabilities	93,350	119,281
Total Liabilities	2,336,586	2,232,163
Commitments and Contingencies (Note 16)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 87,122,217 and 84,767,922 issued at September 30, 2025 and December 31, 2024, respectively, and 38,558,476 and 38,116,350 outstanding at September 30, 2025 and December 31, 2024, respectively)	871	848
Class B, par value $0.01 per share (1,000,000 shares authorized, 46 and 45 issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	—	—
Additional Paid-In Capital	3,817,280	3,510,356
Accumulated Other Comprehensive Income (Loss)	(15,183)	(36,057)
Retained Earnings	2,414,099	2,133,919
Treasury Stock at Cost (48,563,741 and 46,651,572 shares at September 30, 2025 and December 31, 2024, respectively)	(4,407,621)	(3,901,424)
Total Evercore Inc. Stockholders' Equity	1,809,446	1,707,642
Noncontrolling Interest	276,214	234,166
Total Equity	2,085,660	1,941,808
Total Liabilities and Equity	$4,422,246	$4,173,971
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Investment Banking & Equities:
Advisory Fees	$883,712	$592,980	$2,138,805	$1,591,049
Underwriting Fees	43,730	44,132	130,191	130,666
Commissions and Related Revenue	62,816	54,559	176,198	155,996
Asset Management and Administration Fees	22,477	20,555	64,144	58,454
Other Revenue, Including Interest and Investments	33,259	26,194	73,718	80,671
Total Revenues	1,045,994	738,420	2,583,056	2,016,836
Interest Expense	7,110	4,198	15,513	12,575
Net Revenues	1,038,884	734,222	2,567,543	2,004,261
Expenses
Employee Compensation and Benefits	680,652	488,010	1,689,088	1,334,650
Occupancy and Equipment Rental	27,530	23,087	80,175	66,832
Professional Fees(1)	25,672	21,848	71,195	68,495
Travel and Related Expenses	23,246	18,278	69,248	58,884
Technology and Information Services(1)	36,954	31,707	106,908	89,320
Depreciation and Amortization	7,856	5,896	20,282	18,628
Execution, Clearing and Custody Fees	2,962	3,346	9,488	9,738
Special Charges, Including Business Realignment Costs	—	7,305	—	7,305
Acquisition and Transition Costs	3,516	—	5,153	—
Other Operating Expenses	14,290	12,752	38,227	36,053
Total Expenses	822,678	612,229	2,089,764	1,689,905
Income Before Income from Equity Method Investments and Income Taxes	216,206	121,993	477,779	314,356
Income from Equity Method Investments	1,082	1,072	2,776	5,254
Income Before Income Taxes	217,288	123,065	480,555	319,610
Provision for Income Taxes	59,794	34,971	62,332	56,659
Net Income	157,494	88,094	418,223	262,951
Net Income Attributable to Noncontrolling Interest	12,911	9,701	30,255	25,107
Net Income Attributable to Evercore Inc.	$144,583	$78,393	$387,968	$237,844
Net Income Attributable to Evercore Inc. Common Shareholders	$144,583	$78,393	$387,968	$237,844
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,721	38,294	38,718	38,411
Diluted	42,419	42,038	41,897	41,325
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$3.73	$2.05	$10.02	$6.19
Diluted	$3.41	$1.86	$9.26	$5.76
(1)Certain balances in prior periods were reclassified to conform to the current presentation. See Note 2 for further information.

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$157,494	$88,094	$418,223	$262,951
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	93	(75)	(130)	(116)
Foreign Currency Translation Adjustment Gain (Loss), net	(4,693)	11,761	22,699	7,474
Other Comprehensive Income (Loss)	(4,600)	11,686	22,569	7,358
Comprehensive Income	152,894	99,780	440,792	270,309
Comprehensive Income Attributable to Noncontrolling Interest	12,577	10,696	31,950	25,737
Comprehensive Income Attributable to Evercore Inc.	$140,317	$89,084	$408,842	$244,572

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended September 30, 2025
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2025	86,982,643	$870	$3,709,719	$(10,917)	$2,305,996	(48,389,127)	$(4,350,589)	$263,415	$1,918,494
Net Income	—	—	—	—	144,583	—	—	12,911	157,494
Other Comprehensive Income (Loss)	—	—	—	(4,266)	—	—	—	(334)	(4,600)
Treasury Stock Purchases	—	—	—	—	—	(174,614)	(57,032)	—	(57,032)
Evercore LP Units Exchanged for Class A Common Stock	106,957	1	16,438	—	—	—	—	(11,806)	4,633
Equity-based Compensation Awards	32,617	—	92,691	—	—	—	—	20,977	113,668
Dividends	—	—	—	—	(36,480)	—	—	—	(36,480)
Noncontrolling Interest (Note 13)	—	—	(1,568)	—	—	—	—	(8,949)	(10,517)
Balance at September 30, 2025	87,122,217	$871	$3,817,280	$(15,183)	$2,414,099	(48,563,741)	$(4,407,621)	$276,214	$2,085,660

	For the Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2024	84,767,922	$848	$3,510,356	$(36,057)	$2,133,919	(46,651,572)	$(3,901,424)	$234,166	$1,941,808
Net Income	—	—	—	—	387,968	—	—	30,255	418,223
Other Comprehensive Income	—	—	—	20,874	—	—	—	1,695	22,569
Treasury Stock Purchases	—	—	—	—	—	(1,912,169)	(506,197)	—	(506,197)
Evercore LP Units Exchanged for Class A Common Stock	217,274	2	29,879	—	—	—	—	(22,773)	7,108
Equity-based Compensation Awards	2,137,021	21	279,833	—	—	—	—	53,551	333,405
Dividends	—	—	—	—	(107,788)	—	—	—	(107,788)
Noncontrolling Interest (Note 13)	—	—	(2,788)	—	—	—	—	(20,680)	(23,468)
Balance at September 30, 2025	87,122,217	$871	$3,817,280	$(15,183)	$2,414,099	(48,563,741)	$(4,407,621)	$276,214	$2,085,660

	For the Three Months Ended September 30, 2024
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2024	84,435,812	$844	$3,331,726	$(30,501)	$1,984,130	(46,117,928)	$(3,770,688)	$212,015	$1,727,526
Net Income	—	—	—	—	78,393	—	—	9,701	88,094
Other Comprehensive Income	—	—	—	10,691	—	—	—	995	11,686
Treasury Stock Purchases	—	—	—	—	—	(425,492)	(100,401)	—	(100,401)
Evercore LP Units Exchanged for Class A Common Stock	92,968	1	11,308	—	—	—	—	(6,955)	4,354
Equity-based Compensation Awards	58,319	1	75,884	—	—	—	—	16,158	92,043
Dividends	—	—	—	—	(34,541)	—	—	—	(34,541)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	(8,807)	(8,807)
Balance at September 30, 2024	84,587,099	$846	$3,418,918	$(19,810)	$2,027,982	(46,543,420)	$(3,871,089)	$223,107	$1,779,954

	For the Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2023	82,114,009	$821	$3,163,198	$(26,538)	$1,892,656	(44,340,396)	$(3,453,203)	$205,556	$1,782,490
Net Income	—	—	—	—	237,844	—	—	25,107	262,951
Other Comprehensive Income	—	—	—	6,728	—	—	—	630	7,358
Treasury Stock Purchases	—	—	—	—	—	(2,203,024)	(417,886)	—	(417,886)
Evercore LP Units Exchanged for Class A Common Stock	218,244	2	22,580	—	—	—	—	(15,608)	6,974
Equity-based Compensation Awards	2,254,846	23	234,109	—	—	—	—	31,987	266,119
Dividends	—	—	—	—	(102,518)	—	—	—	(102,518)
Noncontrolling Interest (Note 13)	—	—	(969)	—	—	—	—	(24,565)	(25,534)
Balance at September 30, 2024	84,587,099	$846	$3,418,918	$(19,810)	$2,027,982	(46,543,420)	$(3,871,089)	$223,107	$1,779,954

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net Income	$418,223	$262,951
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(20,253)	(30,153)
Equity Method Investments, Including (Gains) Losses on Sales and Redemptions	(88)	7,461
Equity-Based and Other Deferred Compensation	507,958	432,511
Noncash Lease Expense	37,262	31,638
Depreciation, Amortization and Accretion, net	3,767	415
Bad Debt Expense	4,815	2,133
Deferred Taxes	(9,220)	(1,199)
Decrease (Increase) in Operating Assets:
Investment Securities	15,763	24,116
Accounts Receivable	(99,474)	(41,705)
Receivable from Employees and Related Parties	(4,644)	(6,624)
Other Assets	(52,008)	(46,650)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(274,712)	(329,246)
Accounts Payable and Accrued Expenses	9,033	8,355
Payables to Employees and Related Parties	11,620	3,372
Taxes Payable	1,952	(3,501)
Other Liabilities	(100,997)	(12,107)
Net Cash Provided by Operating Activities	448,997	301,767
Cash Flows From Investing Activities
Investments Purchased	(1,000)	—
Proceeds from Sale of Investments	—	18,113
Distributions of Private Equity Investments	1,270	—
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	2,127,208	2,286,413
Purchases of Investment Securities	(2,080,001)	(2,069,022)
Maturity of Certificates of Deposit	106,781	129,081
Purchase of Certificates of Deposit	(177,348)	(168,685)
Purchase of Furniture, Equipment and Leasehold Improvements	(65,140)	(16,769)
Net Cash Provided by (Used in) Investing Activities	(88,230)	179,131
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	1,331	85
Distributions to Noncontrolling Interests	(22,141)	(24,633)
Payments Under Tax Receivable Agreement	(597)	(607)
Payment of Notes Payable	(38,000)	—
Issuance of Notes Payable	250,000	—
Debt Issuance Costs	(342)	—
Purchase of Treasury Stock and Noncontrolling Interests	(487,550)	(420,514)
Dividends	(111,914)	(104,982)
Net Cash Provided by (Used in) Financing Activities	(409,213)	(550,651)
Effect of Exchange Rate Changes on Cash	27,930	6,298
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(20,516)	(63,455)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	882,107	605,484
Cash, Cash Equivalents and Restricted Cash – End of Period	$861,591	$542,029
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$10,352	$9,886
Payments for Income Taxes	$77,756	$76,434
Accrued Dividends	$11,633	$12,145
Redemption of Luminis Interest	$—	$7,305

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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore Partners International LLP ("Evercore U.K."), Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada"), Evercore Asia Limited ("Evercore Hong Kong") and Evercore Asia (Singapore) Pte. Ltd. ("Evercore Singapore") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong and Evercore Singapore (as of January 1, 2025 for Evercore Singapore), the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong and Evercore Singapore assets of $962,003 and liabilities of $236,451 at September 30, 2025 and Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong assets of $581,814 and liabilities of $246,321 at December 31, 2024.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Reclassifications – During the second quarter of 2025, certain balances on the Unaudited Condensed Consolidated Statements of Operations for prior periods were reclassified to conform to the current presentation, with no impact on previously reported Net Income.
Technology and Information Services – The Company renamed "Communications and Information Services" to "Technology and Information Services" on the Unaudited Condensed Consolidated Statements of Operations and reclassified $10,465 and $29,325 of technology and related expenses from "Professional Fees" to "Technology and Information Services" for the three and nine months ended September 30, 2024, respectively.
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
Note 3 – Recent Accounting Pronouncements
ASU 2023-07 – In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 provides amendments to Accounting Standards Codification ("ASC") 280, "Segment Reporting" ("ASC 280"), which require disclosure of incremental segment information on an annual and interim basis, and require that all annual disclosures currently required by ASC 280 about a reportable segment's profit or loss and assets are also provided in interim periods. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments require retrospective application. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of ASU 2023-07 resulted in the Company providing disclosure of incremental segment information, including significant segment expenses that are regularly provided to the Company's Chief Operating Decision Maker ("CODM"). See Note 19 for further information.
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
ASU 2025-05 – In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides amendments to ASC 326, "Financial Instruments – Credit Losses", which allow entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, "Revenue from Contracts with Customers" ("ASC 606"). The amendments in this update are effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a prospective basis. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
ASU 2025-06 – In September 2025, the FASB issued ASU No. 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 provides amendments to ASC 350-40, "Intangibles – Goodwill and Other – Internal-Use Software", which revise the guidance for the accounting and disclosure of internal-use software costs. The amendments in this update are effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a prospective, retrospective or modified basis. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Banking & Equities:
Advisory Fees	$883,712	$592,980	$2,138,805	$1,591,049
Underwriting Fees	43,730	44,132	130,191	130,666
Commissions and Related Revenue	62,816	54,559	176,198	155,996
Total Investment Banking & Equities	$990,258	$691,671	$2,445,194	$1,877,711

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$22,477	$20,555	$64,144	$58,454
Total Investment Management	$22,477	$20,555	$64,144	$58,454
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the nine months ended September 30, 2025 and 2024 are as follows:

	For the Nine Months Ended September 30, 2025
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2025	$421,502	$101,314	$62,379	$14,477	$3,582
Increase (Decrease)	101,819	11,925	(1,053)	17,616	2,165
Balance at September 30, 2025	$523,321	$113,239	$61,326	$32,093	$5,747

	For the Nine Months Ended September 30, 2024
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2024	$371,606	$93,689	$85,401	$5,845	$3,524
Increase (Decrease)	43,888	3,945	25,076	(3,170)	1,082
Balance at September 30, 2024	$415,494	$97,634	$110,477	$2,675	$4,606
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
The Company recognized revenue of $5,633 and $16,674 on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively, and $6,340 and $16,689 for the three and

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
nine months ended September 30, 2024, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and nine months ended September 30, 2025 and 2024 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning Balance	$3,894	$4,991	$2,253	$5,603
Bad debt expense, net of reversals	1,286	1,162	4,815	2,133
Write-offs, foreign currency translation and other adjustments	(3,016)	—	(4,904)	(1,583)
Ending Balance	$2,164	$6,153	$2,164	$6,153
The change in the balance during the three months ended September 30, 2025 is primarily related to the write-off of aged receivables. The change in the balance during the nine months ended September 30, 2025 is primarily related to the write-off of aged receivables, partially offset by an increase in the Company's reserve for credit losses.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets, primarily from the Company's private and secondary fund advisory businesses, as of September 30, 2025, by year of origination:

	Amortized Carrying Value by Origination Year
	2025	2024	2023	2022	2021	Total
Long-term Accounts Receivable and Long-term Contract Assets	$71,440	$52,474	$15,384	$5,856	$178	$145,332
Note 5 – Business Changes and Developments
On July 29, 2025, the Company entered into an agreement to acquire Robey Warshaw, an independent advisory firm headquartered in the United Kingdom. The transaction closed on October 1, 2025.
As consideration for the acquisition, the Company delivered to the sellers £71,250 ($95,755) at closing in the form of 275 shares of Class A common stock ("Class A Shares"), a portion of which is subject to repayment if they fail to provide service over a four-year period following the acquisition. Additionally, the Company will deliver to the sellers £74,813 due on the first anniversary of the closing (in Class A Shares or cash), as well as contingent consideration payable on various dates between closing and shortly following the sixth anniversary of closing, dependent on the achievement of certain performance thresholds over a multi-year period. A portion of the contingent consideration, the amount of the payment at closing subject to repayment, as well as retention awards granted to Robey Warshaw employees joining the Company will be treated as compensation for accounting purposes.
The Company recognized $3,516 and $5,153 for the three and nine months ended September 30, 2025, respectively, as Acquisition and Transition Costs. These costs are primarily comprised of professional fees and certain other costs incurred related to the acquisition of Robey Warshaw.
Note 6 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $1,469 and $2,740 for the three and nine months ended September 30, 2025, respectively, and $4 and $1,738 for the three and nine months ended September 30, 2024, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $31,684 and $29,357 as of September 30, 2025 and December 31, 2024, respectively. See Note 15 for further information.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 7 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Debt Securities	$716,741	$813,804
Equity Securities	287	298
Debt Securities Carried by EGL	540,133	459,916
Investment Funds	171,218	178,703
Total Investment Securities, at fair value	$1,428,379	$1,452,721

Certificates of Deposit, at contract value	136,758	66,660

Total Investment Securities and Certificates of Deposit	$1,565,137	$1,519,381
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
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $130 and $297 as of September 30, 2025 and December 31, 2024, respectively. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($3) as of September 30, 2025.
Net unrealized gains (losses) included in Other Comprehensive Income were $121 and ($172) for the three and nine months ended September 30, 2025, respectively, and $125 and ($32) for the three and nine months ended September 30, 2024, respectively.
Gross realized gains included within Other Revenue, Including Interest and Investments, were $3 for the nine months ended September 30, 2025. Gross realized losses included within Other Revenue, Including Interest and Investments, were ($20) for the nine months ended September 30, 2025 and ($47) for the nine months ended September 30, 2024.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $250,000 and $1,091,964 for the three and nine months ended September 30, 2025, respectively, and $187,000 and $934,511 for the three and nine months ended September 30, 2024, respectively.
Scheduled maturities of the Company's available-for-sale debt securities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$716,614	$716,741	$813,507	$813,804
Total	$716,614	$716,741	$813,507	$813,804
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasury securities and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at September 30, 2025 and has not recorded a credit allowance on these securities.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized gains (losses) of $97 and ($11) for the three and nine months ended September 30, 2025, respectively, and ($1) and ($122) for the three and nine months ended September 30, 2024, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury securities. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains of $187 and $30 for the three and nine months ended September 30, 2025, respectively, and $295 and $210 for the three and nine months ended September 30, 2024, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $12,400 and $21,554 for the three and nine months ended September 30, 2025, respectively, (of which $12,400 and ($1,054), respectively, were net unrealized gains (losses)) and $9,106 and $30,217 for the three and nine months ended September 30, 2024, respectively, (of which $8,836 and $19,515, respectively, were net unrealized gains).
Certificates of Deposit
At September 30, 2025 and December 31, 2024, the Company held certificates of deposit of $136,758 and $66,660, respectively, with certain banks with original maturities of seven months or less when purchased.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Atalanta Sosnoff	$11,259	$11,155
Seneca Evercore	1,245	1,462
Total	$12,504	$12,617

Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At September 30, 2025, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $1,071 and

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
$2,792 for the three and nine months ended September 30, 2025, respectively, and $865 and $2,181 for the three and nine months ended September 30, 2024, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At September 30, 2025, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings (losses) of $11 and ($16) for the three and nine months ended September 30, 2025, respectively, and $129 and $259 for the three and nine months ended September 30, 2024, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
ABS
In July 2024, the Company sold its remaining 26% ownership interest in ABS for cash of $18,113. This transaction resulted in a gain of $615 for the three and nine months ended September 30, 2024, included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
This investment resulted in earnings of $2,031 for the nine months ended September 30, 2024, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statement of Operations.
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
This investment resulted in earnings of $78 and $783 for the three and nine months ended September 30, 2024, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $62 and $186 for the three and nine months ended September 30, 2025, respectively, and $79 and $237 for the three and nine months ended September 30, 2024, respectively.
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
A summary of the Company's investments in the private equity funds as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Glisco II, Glisco III and Glisco IV	$1,933	$3,569
Trilantic IV and Trilantic V	1,572	1,862
Total Private Equity Funds	$3,505	$5,431
Net realized and unrealized losses on private equity fund investments were ($25) and ($1,119) for the three and nine months ended September 30, 2025, respectively, and ($4) and ($105) for the three and nine months ended September 30, 2024, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of September 30, 2025, there was no previously distributed carried interest received from the funds subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $1,326 and $2,956 included in its Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2025 and December 31, 2024, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of September 30, 2025 and December 31, 2024 was $3,509 and $5,138, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company makes investments in private companies in exchange for equity securities and warrants, or receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $1,671 and $625 as of September 30, 2025 and December 31, 2024, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis, which include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $18,317 and $53,709 for the three and nine months ended September 30, 2025, respectively, and $15,060 and $43,899 for the three and nine months ended September 30, 2024, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $1,409 and $5,115 for the three and nine months ended September 30, 2025, respectively, and $1,662 and $4,566 for the three and nine months ended September 30, 2024, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $5,987 and $5,886 as of September 30, 2025 and December 31, 2024, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,681 and $5,067 for the three and nine months ended September 30, 2025, respectively, and $1,657 and $4,699 for the three and nine months ended September 30, 2024, respectively.
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
The Company incurred net operating cash outflows of $57,596 and $34,150 for the nine months ended September 30, 2025 and 2024, respectively, related to its operating leases, which was net of cash received from lease incentives of $5,098 and $1,684 for the nine months ended September 30, 2025 and 2024, respectively.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$6,684	$18,731	$30,767	$20,730

			September 30, 2025	September 30, 2024
Weighted-average remaining lease term - operating leases			9.5 years	10.2 years
Weighted-average discount rate - operating leases			4.81%	4.67%
As of September 30, 2025, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2025 (October 1 through December 31)	$21,671
2026	86,565
2027	77,107
2028	67,255
2029	56,061
Thereafter	389,844
Total lease payments	698,503
Less: Tenant Improvement Allowances	(16,975)
Less: Imputed Interest	(136,878)
Present value of lease liabilities	544,650
Less: Current lease liabilities	(61,759)
Long-term lease liabilities	$482,891
The Company has entered into certain lease agreements, primarily for office space, which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence in 2025 and 2026 and will have lease terms of 3 to 6 years once they have commenced. The additional future payments under these arrangements are $2,974 as of September 30, 2025.
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
The following table presents the categorization of investments and certain other financial assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$540,133	$—	$—	$540,133
Other Debt and Equity Securities(1)	728,518	—	—	728,518
Investment Funds	171,218	—	—	171,218
Forward Contracts	—	573	—	573
Total Assets Measured At Fair Value	$1,439,869	$573	$—	$1,440,442

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Debt Securities Carried by EGL	$459,916	$—	$—	$459,916
Other Debt and Equity Securities(1)	824,069	—	—	824,069
Investment Funds	178,703	—	—	178,703
Total Assets Measured At Fair Value	$1,462,688	$—	$—	$1,462,688
(1)Includes $11,490 and $9,967 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024, respectively.
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

		September 30, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents(1)	$840,418	$840,418	$—	$—	$840,418
Certificates of Deposit	136,758	—	136,758	—	136,758
Receivables(2)	636,560	—	633,120	—	633,120
Contract Assets(3)	93,419	—	91,563	—	91,563
Closely-held Equity Securities	1,671	—	—	1,671	1,671
Financial Liabilities:
Accounts Payable and Accrued Expenses	$37,480	$—	$37,480	$—	$37,480
Payable to Employees and Related Parties	66,056	—	66,056	—	66,056
Notes Payable(4)	588,315	—	577,730	—	577,730

		December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents(1)	$863,078	$863,078	$—	$—	$863,078
Certificates of Deposit	66,660	—	66,660	—	66,660
Receivables(2)	522,816	—	518,485	—	518,485
Contract Assets(3)	76,856	—	76,184	—	76,184
Closely-held Equity Securities	625	—	—	625	625
Financial Liabilities:
Accounts Payable and Accrued Expenses	$29,041	$—	$29,041	$—	$29,041
Payable to Employees and Related Parties	48,494	—	48,494	—	48,494
Notes Payable(4)	373,895	—	356,531	—	356,531
(1)Excludes $11,490 and $9,967 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024, respectively.
(2)Includes Accounts Receivable, as well as long-term receivables, which are included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
(3)Includes current and long-term contract assets included in Other Current Assets and Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
(4)Includes current and long-term Notes Payable included in Current Portion of Notes Payable and Notes Payable on the Unaudited Condensed Consolidated Statements of Financial Condition.
Note 11 – Notes Payable
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes, including: $38,000 aggregate principal amount of its 4.88% Series A senior notes which were due March 30, 2021 (the "Series A Notes"), $67,000 aggregate principal amount of its 5.23% Series B senior notes which were originally due March 30, 2023 (the "Series B Notes"), $48,000 aggregate principal amount of its 5.48% Series C senior notes due March 30, 2026 (the "Series C Notes") and $17,000 aggregate principal amount of its 5.58% Series D senior notes due March 30, 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to a note purchase agreement dated as of

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
March 30, 2016 (the "2016 Note Purchase Agreement") and amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
On August 1, 2019, the Company issued $175,000 and £25,000 of senior unsecured notes through private placement. These notes include: $75,000 aggregate principal amount of its 4.34% Series E senior notes due August 1, 2029 (the "Series E Notes"), $60,000 aggregate principal amount of its 4.44% Series F senior notes due August 1, 2031 (the "Series F Notes"), $40,000 aggregate principal amount of its 4.54% Series G senior notes due August 1, 2033 (the "Series G Notes") and £25,000 aggregate principal amount of its 3.33% Series H senior notes due August 1, 2033 (the "Series H Notes" and together with the Series E Notes, the Series F Notes and the Series G Notes, the "2019 Private Placement Notes"), each of which were issued pursuant to a note purchase agreement dated as of August 1, 2019 (the "2019 Note Purchase Agreement") and amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
On March 29, 2021, the Company issued $38,000 aggregate principal amount of its 1.97% Series I senior notes which were due August 1, 2025 (the "Series I Notes" or the "2021 Private Placement Notes"), pursuant to a note purchase agreement dated as of March 29, 2021 (the "2021 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. In August 2025, the Company repaid the $38,000 aggregate principal amount of its Series I Notes.
On June 28, 2022, the Company issued $67,000 aggregate principal amount of its 4.61% Series J senior notes due November 15, 2028 (the "Series J Notes" or the "2022 Private Placement Notes"), pursuant to a note purchase agreement dated as of June 28, 2022 (the "2022 Note Purchase Agreement") and amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
On July 24, 2025, the Company issued an aggregate of $250,000 of senior notes, including: $125,000 aggregate principal amount of its 5.17% Series K senior notes due July 24, 2030 (the "Series K Notes") and $125,000 aggregate principal amount of its 5.47% Series L senior notes due July 24, 2032 (the "Series L Notes" and together with the Series K Notes, the "2025 Private Placement Notes"), pursuant to a note purchase agreement dated as of July 10, 2025 (the "2025 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. The Company intends to use a portion of the net proceeds from the issuance and sale of the 2025 Private Placement Notes to repay maturing notes in the next twelve months issued under prior note purchase agreements. The remaining net proceeds will be used for general corporate purposes.
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." The 2025 Private Placement Notes also allow for prepayment within six months of maturity without an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. Interest on the notes is subject to certain escalation provisions in the event that the leverage ratio exceeds certain thresholds. As of September 30, 2025, the Company was in compliance with all of these covenants.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Notes Payable is comprised of the following as of September 30, 2025 and December 31, 2024:

			Carrying Value(1)
Note	Maturity Date	Effective Annual Interest Rate	September 30, 2025	December 31, 2024
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$47,962	$47,908
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,944	16,929
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,676	74,619
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,672	59,635
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,748	39,728
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	33,424	31,073
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	—	37,951
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	66,221	66,052
Evercore Inc. 5.17% Series K Senior Notes	7/24/2030	5.20%	124,835	—
Evercore Inc. 5.47% Series L Senior Notes	7/24/2032	5.49%	124,833	—
Total			$588,315	$373,895
Less: Current Portion of Notes Payable			(47,962)	(37,951)
Notes Payable			$540,353	$335,944
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 12 – Evercore Inc. Stockholders' Equity
Dividends – On October 28, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.84 per share to the holders of record of the Company's Class A Shares as of November 28, 2025, which will be paid on December 12, 2025. During the three and nine months ended September 30, 2025, the Company declared and paid dividends of $0.84 and $2.48 per share, respectively, totaling $32,519 and $96,155, respectively, and accrued deferred cash dividends on unvested and vested restricted stock units ("RSUs") totaling $3,961 and $11,633, respectively. The Company also paid deferred cash dividends of $304 and $15,759 during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company declared and paid dividends of $0.80 and $2.36 per share, respectively, totaling $30,426 and $90,373, respectively, and accrued deferred cash dividends on unvested and vested RSUs totaling $4,115 and $12,145, respectively. The Company also paid deferred cash dividends of $411 and $14,609 during the three and nine months ended September 30, 2024, respectively.
Treasury Stock – During the three months ended September 30, 2025, the Company purchased 15 Class A Shares from employees at an average cost per share of $291.99, primarily for the net settlement of stock-based compensation awards, and 160 Class A Shares at an average cost per share of $329.80 pursuant to the Company's share repurchase program. The aggregate 175 Class A Shares were purchased at an average cost per share of $326.62 and the result of these purchases was an increase in Treasury Stock of $57,032 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025.
During the nine months ended September 30, 2025, the Company purchased 944 Class A Shares from employees at an average cost per share of $283.77, primarily for the net settlement of stock-based compensation awards, and 968 Class A Shares at an average cost per share of $246.16 pursuant to the Company's share repurchase program. The aggregate 1,912 Class A Shares were purchased at an average cost per share of $264.72 and the result of these purchases was an increase in Treasury Stock of $506,197 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025.
During the first, second and third quarter of 2025, the Company entered into an agreement to purchase 200, 170 and 100 Class A Shares, respectively, from Ed Hyman, who until February 10, 2025 was an executive officer of the Company, at a price of $206.19, $237.79 and $327.09 per share, respectively, resulting in a total purchase price of $41,238, $40,425 and $32,709, respectively. These purchases were made pursuant to the Company's share repurchase program and are included within the above treasury stock purchases for the three and nine months ended September 30, 2025.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Evercore LP Units – During the three and nine months ended September 30, 2025, 107 and 217 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares, resulting in an increase to Class A Common Stock of $1 and $2 for the three and nine months ended September 30, 2025, respectively, and an increase to Additional Paid-In Capital of $11,805 and $22,771 for the three and nine months ended September 30, 2025, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition. See Note 13 for further information.
During the nine months ended September 30, 2025, the Company issued 2 Class A limited partnership units of Evercore LP ("Class A LP Units"). See Note 13 for further information.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2025, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of $44 and ($15,227), respectively.
The redemption of the Company's interest in Luminis in the third quarter of 2024 resulted in the reclassification of $581 of cumulative foreign currency translation losses from Accumulated Other Comprehensive Income (Loss) on the Unaudited Condensed Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. See Note 8 for further information.
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
Noncontrolling ownership interests for the Company's subsidiaries were as follows:

	As of September 30,
	2025	2024
Evercore LP	5%	6%
Evercore Wealth Management ("EWM")	27%	26%
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Changes in Noncontrolling Interest for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$263,415	$212,015	$234,166	$205,556

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	12,911	9,701	30,255	25,107
Other Comprehensive Income (Loss)	(334)	995	1,695	630
Total Comprehensive Income	12,577	10,696	31,950	25,737

Evercore LP Units Exchanged for Class A Shares	(11,806)	(6,955)	(22,773)	(15,608)

Amortization and Vesting of LP Units and EWM Class A Units (see Note 15)	20,977	16,158	53,551	31,987

Other Items:
Distributions to Noncontrolling Interests	(8,832)	(9,043)	(22,141)	(25,016)
Issuance of Noncontrolling Interest	—	236	1,617	518
Purchase of Noncontrolling Interest	(117)	—	(156)	(67)
Total Other Items	(8,949)	(8,807)	(20,680)	(24,565)

Ending balance	$276,214	$223,107	$276,214	$223,107
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of $7 and ($10) for the three and nine months ended September 30, 2025, respectively, and ($6) and ($10) for the three and nine months ended September 30, 2024, respectively, and foreign currency translation adjustment gains (losses), net, of ($341) and $1,705 for the three and nine months ended September 30, 2025, respectively, and $924 and $563 for the three and nine months ended September 30, 2024, respectively.
The redemption of the Company's interest in Luminis in the third quarter of 2024 resulted in the reclassification of $77 of cumulative foreign currency translation losses from Noncontrolling Interest on the Unaudited Condensed Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. See Note 8 for further information.
Evercore LP Units – During the three and nine months ended September 30, 2025, 107 and 217 LP Units, respectively, were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $11,806 and $22,773 for the three and nine months ended September 30, 2025, respectively, an increase to Class A Common Stock of $1 and $2 for the three and nine months ended September 30, 2025, respectively, and an increase to Additional Paid-In Capital of $11,805 and $22,771 for the three and nine months ended September 30, 2025, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition. See Note 12 for further information.
During the nine months ended September 30, 2025, the Company issued 2 Class A LP Units. This resulted in an increase to Noncontrolling Interest of $517 for the nine months ended September 30, 2025, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025. See Note 12 for further information.
EWM Class A Units – During the second quarter of 2025 and 2024, the Company granted 395 and 297 EWM Class A Units, respectively, which generally vest ratably over three years. Compensation expense related to EWM Class A Units was $724 and $1,798 for the three and nine months ended September 30, 2025, respectively, and $298 and $755 for the three and nine months ended September 30, 2024, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interests Issued – During the second quarter of 2025, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $1,100 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025.
Interests Purchased – During the nine months ended September 30, 2025, the Company purchased, at fair value, an additional 0.1% of the EWM Class A Units for $1,259. The Company has also committed to purchase an additional 0.5% of interests from individuals in equal tranches over the next three years, at fair value at the time of the purchase. These transactions resulted in a decrease to Noncontrolling Interest of $156 and a decrease to Additional Paid-In Capital of $2,788 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025. The Company recorded $770 and $1,319 in Payable to Employees and Related Parties and Other Long-term Liabilities, respectively, on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025, reflecting the current fair value of amounts committed to be purchased in the future and accrued distributions related to those interests.
The Company incurred expense of $539 within Interest Expense on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 in conjunction with these arrangements.
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
Note 14 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and nine months ended September 30, 2025 and 2024 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$144,583	$78,393	$387,968	$237,844
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,721	38,294	38,718	38,411
Basic net income per share attributable to Evercore Inc. common shareholders	$3.73	$2.05	$10.02	$6.19
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$144,583	$78,393	$387,968	$237,844
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$144,583	$78,393	$387,968	$237,844
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,721	38,294	38,718	38,411
Assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	2,748	2,952	2,296	2,539
Shares that are contingently issuable(3)	950	792	883	375
Diluted weighted average Class A Shares outstanding	42,419	42,038	41,897	41,325
Diluted net income per share attributable to Evercore Inc. common shareholders	$3.41	$1.86	$9.26	$5.76
(1)The Company has outstanding Class A, E, I and K LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and nine months ended September 30, 2025 and 2024, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,205 and 2,283 for the three and nine months ended September 30, 2025, respectively, and 2,475 and 2,547 for the three and nine months ended September 30, 2024, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $8,846 and $24,882 for the three and nine months ended September 30, 2025, respectively, and $6,719 and $17,945 for the three and nine months ended September 30, 2024, respectively. In computing this adjustment, the Company assumes that all Class A, E, I and K LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the Class A, E, I and K LP Units will result in a dilutive computation in future periods.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(2)Certain shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method, were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The shares that would have been included in the treasury stock method calculation if the effect would have been dilutive were 1 for the three months ended September 30, 2024.
(3)The Company has outstanding Class K-P units of Evercore LP ("Class K-P Units") which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. The Company also has certain outstanding RSUs which vest contingent upon certain performance thresholds being achieved. See Note 15 for further information. For the purpose of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class K-P Units and these certain outstanding RSUs are included in diluted weighted average Class A Shares outstanding, as calculated using the Treasury Stock Method, as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period.
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
As of September 30, 2025, 1,093 unvested Class K-P Units were outstanding. The Company determined the grant date fair value of these awards probable to vest as of September 30, 2025 to be $306,076, related to 2,071 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $20,253 and $51,752 for the three and nine months ended September 30, 2025, respectively, and $15,844 and $31,099 for the three and nine months ended September 30, 2024, respectively.
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
Stock Incentive Plan
During 2024, the Company's stockholders approved the Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Third Amended 2016 Plan"), which amended the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Third Amended 2016 Plan, among other things, authorizes the grant of an additional 6,000 of the Company's Class A Shares and permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Third Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Third Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Third Amended 2016 Plan was 6,621 as of September 30, 2025.
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
Equity Grants
During the nine months ended September 30, 2025, pursuant to the Third Amended 2016 Plan, the Company granted employees 1,798 RSUs that are subject to service-based vesting requirements ("Service-based Awards"). Service-based Awards granted during the nine months ended September 30, 2025 had grant date fair values of $193.07 to $313.77 per share, with an average value of $258.02 per share, for an aggregate fair value of $463,812, and generally vest ratably over four years. During the nine months ended September 30, 2025, 2,093 Service-based Awards vested and 57 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $89,383 and $269,515 for the three and nine months ended September 30, 2025, respectively, and $74,560 and $229,238 for the three and nine months ended September 30, 2024, respectively.
In addition, in June 2024, the Company granted 30 RSUs which may convert into a maximum of 80 RSUs contingent and based upon the achievement of certain defined benchmark results and continued service through April 1, 2031. The grant date fair value of these awards probable to vest as of September 30, 2025 was $13,176, related to 69 RSUs which were probable of achievement, and compensation expense related to these units was $1,383 and $2,335 for the three and nine months ended September 30, 2025, respectively, and $383 and $470 for the three and nine months ended September 30, 2024, respectively.
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
Compensation expense related to the Company's deferred cash compensation program was $38,333 and $115,225 for the three and nine months ended September 30, 2025, respectively, and $40,116 and $128,221 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company expects to pay an aggregate of $353,767 related to the Company's deferred cash compensation program at various dates through 2029 and total compensation expense not yet recognized related to these awards was $190,382. The weighted-average period over which this compensation cost is expected to be recognized is 28 months. Amounts due pursuant to this program are expensed over the requisite service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other Deferred Cash Awards – During the first quarter of 2025, 2024 and 2022, the Company granted $11,410, $6,662 and $19,861, respectively, of deferred cash awards to certain employees. These awards generally vest ratably over one to two years.
The Company also periodically grants performance-based deferred cash awards to certain employees.
Compensation expense related to other deferred cash awards was $4,898 and $10,915 for the three and nine months ended September 30, 2025, respectively, and $1,248 and $7,718 for the three and nine months ended September 30, 2024, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2021 (the "2021 Long-term Incentive Plan") and January 1, 2025 (the "2025 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2025). As of September 30, 2025, the Company has accrued $143,427 pursuant to the above Long-term Incentive Plans, including $71,997 within Accrued Compensation and Benefits and $71,430 within Other Long-term Liabilities, on the Unaudited Condensed Consolidated Statement of Financial Condition. The performance period for the 2021 Long-term Incentive Plan ended on December 31, 2024 and in conjunction with this plan, the Company distributed cash payments of $71,522 in the nine months ended September 30, 2025. Remaining amounts due pursuant to these plans are to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2026 and 2027 (for the 2021 Long-term Incentive Plan), and in the first quarter of 2029, 2030 and 2031 (for the 2025 Long-term Incentive Plan), subject to employment at the time of payment. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to these plans of $21,617 and $48,472 for the three and nine months ended September 30, 2025, respectively, and $10,792 and $30,542 for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027 is $24,549. As of September 30, 2025, the total remaining expense to be recognized for the 2025 Long-term Incentive Plan over the future vesting period ending March 14, 2031, based on the current anticipated probable payout for the plan, is $249,956.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years, and in certain circumstances are also subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $12,597 and $34,138 for the three and nine months ended September 30, 2025, respectively, and $10,591 and $28,923 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the total compensation cost not yet recognized related to these awards was $69,635.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, "Termination Costs") for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Beginning Balance	$1,181	$2,824
Termination Costs Incurred	8,722	7,102
Cash Benefits Paid	(6,812)	(8,522)
Non-Cash Charges	(177)	(64)
Ending Balance	$2,914	$1,340
In addition to the above Termination Costs incurred, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $2,002 and $7,946 for the three and nine months ended September 30, 2025, respectively, (related to 63 RSUs) and $842 and $4,335 for the three and nine months ended September 30, 2024, respectively, (related to 38 RSUs) recorded in Employee Compensation and Benefits, principally within the Investment Banking & Equities segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 16 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Private Equity – As of September 30, 2025, the Company had unfunded commitments for capital contributions of $2,584 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On July 10, 2025, the Company amended its $85,000 revolving credit facility Evercore Partners Services East L.L.C. ("East") held with PNC Bank, National Association ("PNC") such that the aggregate principal amount was increased to up to $225,000 (the "PNC Facility") to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. Drawings for this facility bear interest at Daily SOFR plus 130 basis points and the maturity date was extended to July 10, 2028. There were no drawings under this facility at September 30, 2025.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 10, 2025, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 130 basis points and the maturity date is October 10, 2029. There were no drawings under this facility at September 30, 2025.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,
	2025	2024
Cash and Cash Equivalents	$851,908	$533,109
Restricted Cash included in Other Assets	9,683	8,920
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$861,591	$542,029
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Self-Funded Medical Insurance Program – Effective January 1, 2023, the Company changed its medical insurance plan in the U.S. from a fully insured to a self-funded plan. The Company is liable for the funding of claims under the self-funded plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported claims is $3,585 and $3,268 as of September 30, 2025 and December 31, 2024, respectively, which is included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
Foreign Exchange – Periodically, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments.
During the third quarter of 2025, the Company entered into a foreign currency exchange forward contract to buy 200,000 British Pounds sterling for $270,600, which settled during the third quarter of 2025, and a foreign currency exchange forward contract to sell 71,250 British Pounds sterling for $96,401, which settled in October 2025. The outstanding contract is recorded at its fair value of $573 within Other Current Assets on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025. The Company recorded a net loss on these contracts of $1,097 for the three and nine months ended September 30, 2025, which is included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
During the third quarter of 2023, the Company entered into a foreign currency exchange forward contract to buy 30,000 British Pounds sterling for $36,675, which settled during the first quarter of 2024, and resulted in a loss of $347 for the nine months ended September 30, 2024.
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
Note 17 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of September 30, 2025 and December 31, 2024 was $346,806 and $475,936, respectively, which exceeded the minimum net capital requirement by $346,556 and $475,686, respectively.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of September 30, 2025.
Evercore U.K., our U.K. Advisory affiliate, and Evercore ISI U.K., our U.K. Equities affiliate, are regulated by the Financial Conduct Authority. The aggregate regulatory net capital of these affiliates as of September 30, 2025 and December 31, 2024 was $570,360 and $232,039, respectively, which exceeded the minimum requirement by $273,045 and $139,208, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2025.
Note 18 – Income Taxes
The Company's Provision for Income Taxes was $59,794 and $62,332 for the three and nine months ended September 30, 2025, respectively, and $34,971 and $56,659 for the three and nine months ended September 30, 2024, respectively. The effective tax rate was 27.5% and 13.0% for the three and nine months ended September 30, 2025, respectively, and 28.4% and 17.7% for the three and nine months ended September 30, 2024, respectively. The effective tax rate reflects the recognition of net excess tax benefits associated with appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $76,450 and $31,976 for the nine months ended September 30, 2025 and 2024, respectively, which resulted in a reduction in the effective tax rate of 15.9 and 10.0 percentage points for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for 2025 and 2024 also reflects the effect of certain non-deductible expenses and state and local apportionment adjustments.
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
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and nine months ended September 30, 2025 and 2024, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
The Company recorded an increase in deferred tax assets of $42 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $7,457 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the nine months ended September 30, 2025. The Company

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
recorded an increase in deferred tax assets of $37 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $2,247 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the nine months ended September 30, 2024.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2025, there were $125 of unrecognized tax benefits that, if recognized, $102 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest of $2 during the three months ended September 30, 2025.
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
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including the Company's investment funds (which are used as an economic hedge against the Company's deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•A gain on the sale of the remaining portion of the Company's interest in ABS in the third quarter of 2024. See Note 8 for further information
•A loss related to the release of cumulative foreign exchange losses resulting from the redemption of the Company's interest in Luminis in the third quarter of 2024. See Note 8 for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments
•Realized and unrealized gains and losses on interests in private equity funds which are not managed by the Company
•Interest expense associated with the Company’s Notes Payable, lines of credit and other financing arrangements

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
Additionally, the Company's segment expenses for the three and nine months ended September 30, 2024 also include Special Charges, Including Business Realignment Costs, related to the write-off of the remaining carrying value of the Company's investment in Luminis in connection with the redemption of the Company's interest.
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
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and nine months ended September 30, 2025 and 2024, respectively.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Banking & Equities
Net Revenues(1)	$1,016,192	$712,775	$2,502,895	$1,944,513
Employee Compensation and Benefits	664,616	475,990	1,648,092	1,301,341
Non-Compensation(2)	137,825	113,093	388,372	336,948
Special Charges, Including Business Realignment Costs	—	7,305	—	7,305
Operating Income	213,751	116,387	466,431	298,919
Income (Loss) from Equity Method Investments	11	207	(16)	1,042
Pre-Tax Income	$213,762	$116,594	$466,415	$299,961
Identifiable Segment Assets	$4,280,890	$3,432,220	$4,280,890	$3,432,220
Investment Management
Net Revenues(1)	$22,692	$21,447	$64,648	$59,748
Employee Compensation and Benefits	16,036	12,020	40,996	33,309
Non-Compensation(2)	4,201	3,821	12,304	11,002
Operating Income	2,455	5,606	11,348	15,437
Income from Equity Method Investments	1,071	865	2,792	4,212
Pre-Tax Income	$3,526	$6,471	$14,140	$19,649
Identifiable Segment Assets	$141,356	$135,327	$141,356	$135,327
Total
Net Revenues(1)	$1,038,884	$734,222	$2,567,543	$2,004,261
Employee Compensation and Benefits	680,652	488,010	1,689,088	1,334,650
Non-Compensation(2)	142,026	116,914	400,676	347,950
Special Charges, Including Business Realignment Costs	—	7,305	—	7,305
Operating Income	216,206	121,993	477,779	314,356
Income from Equity Method Investments	1,082	1,072	2,776	5,254
Pre-Tax Income	$217,288	$123,065	$480,555	$319,610
Identifiable Segment Assets	$4,422,246	$3,567,547	$4,422,246	$3,567,547
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Banking & Equities(A)	$25,934	$21,104	$57,701	$66,802
Investment Management	215	892	504	1,294
Total Other Revenue, net	$26,149	$21,996	$58,205	$68,096
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable, lines of credit and other financing arrangements of $7,110 and $15,513 for the three and nine months ended September 30, 2025, respectively, and $4,198 and $12,575 for the three and nine months ended September 30, 2024, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(2)Non-Compensation expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Banking & Equities
Occupancy and Equipment Rental	$26,904	$22,404	$78,268	$65,047
Professional Fees(A)	24,528	20,792	67,731	65,431
Travel and Related Expenses	23,006	18,120	68,546	58,264
Technology and Information Services(A)	35,700	30,723	103,363	86,496
Depreciation and Amortization	7,726	5,824	19,961	18,375
Execution, Clearing and Custody Fees	2,496	2,903	8,108	8,459
Acquisition and Transition Costs	3,516	—	5,153	—
Other Operating Expenses	13,949	12,327	37,242	34,876
Total Non-Compensation	$137,825	$113,093	$388,372	$336,948

Investment Management
Occupancy and Equipment Rental	$626	$683	$1,907	$1,785
Professional Fees(B)	1,144	1,056	3,464	3,064
Travel and Related Expenses	240	158	702	620
Technology and Information Services(B)	1,254	984	3,545	2,824
Depreciation and Amortization	130	72	321	253
Execution, Clearing and Custody Fees	466	443	1,380	1,279
Other Operating Expenses	341	425	985	1,177
Total Non-Compensation	$4,201	$3,821	$12,304	$11,002

Total
Occupancy and Equipment Rental	$27,530	$23,087	$80,175	$66,832
Professional Fees(C)	25,672	21,848	71,195	68,495
Travel and Related Expenses	23,246	18,278	69,248	58,884
Technology and Information Services(C)	36,954	31,707	106,908	89,320
Depreciation and Amortization	7,856	5,896	20,282	18,628
Execution, Clearing and Custody Fees	2,962	3,346	9,488	9,738
Acquisition and Transition Costs	3,516	—	5,153	—
Other Operating Expenses	14,290	12,752	38,227	36,053
Total Non-Compensation	$142,026	$116,914	$400,676	$347,950
(A)The Company reclassified $10,199 and $28,589 of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Banking & Equities segment for the three and nine months ended September 30, 2024, respectively, to conform to the current presentation. See Note 2 for further information.
(B)The Company reclassified $266 and $736 of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Management segment for the three and nine months ended September 30, 2024, respectively, to conform to the current presentation. See Note 2 for further information.
(C)The Company reclassified $10,465 and $29,325 of technology and related expenses from "Professional Fees" to "Technology and Information Services" for the three and nine months ended September 30, 2024, respectively, to conform to the current presentation. See Note 2 for further information.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Revenues:(1)
Americas(2)	$808,956	$535,846	$2,071,706	$1,584,065
Europe, Middle East and Africa ("EMEA")	180,934	152,236	380,019	314,832
Asia-Pacific	22,845	24,144	57,613	37,268
Total	$1,012,735	$712,226	$2,509,338	$1,936,165
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
(2)Primarily includes revenue attributable to the United States of $770,877 and $1,948,359 for the three and nine months ended September 30, 2025, respectively, and $502,176 and $1,491,922 for the three and nine months ended September 30, 2024, respectively.
The Company's total assets are located in the following geographical areas:

	September 30, 2025	December 31, 2024
Total Assets:
Americas(1)	$3,110,850	$3,496,519
EMEA(2)	1,244,088	614,494
Asia-Pacific	67,308	62,958
Total	$4,422,246	$4,173,971
(1)Primarily includes assets located in the United States.
(2)Primarily includes assets located in the United Kingdom.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Other Revenue and Interest Expense. Other Revenue includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including our investment funds (which are used as an economic hedge against our deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•A gain on the sale of the remaining portion of our interest in ABS in the third quarter of 2024. See Note 8 to our unaudited condensed consolidated financial statements for further information
•A loss related to the release of cumulative foreign exchange losses resulting from the redemption of our interest in Luminis in the third quarter of 2024. See Note 8 to our unaudited condensed consolidated financial statements for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments
•Realized and unrealized gains and losses on interests in private equity funds which we do not manage
•Adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Interest Expense includes interest expense associated with our Notes Payable, lines of credit and other financing arrangements.
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
From time to time, we also grant incentive awards to certain individuals which include both performance and service-based vesting requirements and, in certain awards, market-based requirements. These include Class K-P Units issued by Evercore LP and certain RSU and deferred cash awards. See Note 15 to our unaudited condensed consolidated financial statements for further information.
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
Special Charges, Including Business Realignment Costs. Special Charges, Including Business Realignment Costs, for the three and nine months ended September 30, 2024 related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest.

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

Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2025 and 2024. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$883,712	$592,980	49%	$2,138,805	$1,591,049	34%
Underwriting Fees	43,730	44,132	(1%)	130,191	130,666	—%
Commissions and Related Revenue	62,816	54,559	15%	176,198	155,996	13%
Asset Management and Administration Fees	22,477	20,555	9%	64,144	58,454	10%
Other Revenue, Including Interest and Investments	33,259	26,194	27%	73,718	80,671	(9%)
Total Revenues	1,045,994	738,420	42%	2,583,056	2,016,836	28%
Interest Expense	7,110	4,198	69%	15,513	12,575	23%
Net Revenues	1,038,884	734,222	41%	2,567,543	2,004,261	28%
Expenses
Employee Compensation and Benefits	680,652	488,010	39%	1,689,088	1,334,650	27%
Non-Compensation(1)	142,026	116,914	21%	400,676	347,950	15%
Special Charges, Including Business Realignment Costs	—	7,305	NM	—	7,305	NM
Total Expenses	822,678	612,229	34%	2,089,764	1,689,905	24%
Income Before Income from Equity Method Investments and Income Taxes	216,206	121,993	77%	477,779	314,356	52%
Income from Equity Method Investments	1,082	1,072	1%	2,776	5,254	(47%)
Income Before Income Taxes	217,288	123,065	77%	480,555	319,610	50%
Provision for Income Taxes	59,794	34,971	71%	62,332	56,659	10%
Net Income	157,494	88,094	79%	418,223	262,951	59%
Net Income Attributable to Noncontrolling Interest	12,911	9,701	33%	30,255	25,107	21%
Net Income Attributable to Evercore Inc.	$144,583	$78,393	84%	$387,968	$237,844	63%
Diluted Weighted Average Shares of Class A Common Stock Outstanding	42,419	42,038	1%	41,897	41,325	1%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$3.41	$1.86	83%	$9.26	$5.76	61%
(1)Non-Compensation expenses are as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$27,530	$23,087	19%	$80,175	$66,832	20%
Professional Fees(A)	25,672	21,848	18%	71,195	68,495	4%
Travel and Related Expenses	23,246	18,278	27%	69,248	58,884	18%
Technology and Information Services(A)	36,954	31,707	17%	106,908	89,320	20%
Depreciation and Amortization	7,856	5,896	33%	20,282	18,628	9%
Execution, Clearing and Custody Fees	2,962	3,346	(11%)	9,488	9,738	(3%)
Acquisition and Transition Costs	3,516	—	NM	5,153	—	NM
Other Operating Expenses	14,290	12,752	12%	38,227	36,053	6%
Total Non-Compensation	$142,026	$116,914	21%	$400,676	$347,950	15%
(A)Includes the reclassification of $10.4 million and $29.3 million of technology and related expenses from "Professional Fees" to "Technology and Information Services" for the three and nine months ended September 30, 2024, respectively, to conform to the current presentation. See Note 2 to our unaudited condensed consolidated financial statements for further information.
As of September 30, 2025 and 2024, we employed approximately 2,525 and 2,395 people, respectively.
Three Months Ended September 30, 2025 versus September 30, 2024
Net Income Attributable to Evercore Inc. was $144.6 million for the three months ended September 30, 2025, an increase of $66.2 million, or 84%, compared to $78.4 million for the three months ended September 30, 2024. The changes in our operating results during these periods are described below.
Net Revenues were $1.04 billion for the three months ended September 30, 2025, an increase of $304.7 million, or 41%, versus Net Revenues of $734.2 million for the three months ended September 30, 2024. Advisory Fees increased $290.7 million, or 49%, Commissions and Related Revenue increased $8.3 million, or 15%, and Underwriting Fees decreased $0.4 million, or 1%, compared to the three months ended September 30, 2024. Asset Management and Administration Fees increased $1.9 million, or 9%, compared to the three months ended September 30, 2024. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, was $33.3 million for the three months ended September 30, 2025, an increase of $7.1 million, or 27%, versus $26.2 million for the three months ended September 30, 2024, primarily reflecting higher performance of our investment funds portfolio, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. Treasury bills, driven by higher portfolio balances during the third quarter of 2025 compared to 2024. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Interest Expense was $7.1 million for the three months ended September 30, 2025, an increase of $2.9 million, or 69%, versus $4.2 million for the three months ended September 30, 2024, primarily reflecting the issuance of new senior notes in July 2025. See Note 11 to our unaudited condensed consolidated financial statements for further information.
Employee Compensation and Benefits Expense was $680.7 million for the three months ended September 30, 2025, an increase of $192.6 million, or 39%, versus $488.0 million for the three months ended September 30, 2024. The increase in the amount of compensation recognized for the three months ended September 30, 2025 principally reflects a higher accrual for incentive compensation, higher base salaries and higher compensation expense related to senior new hires. Employee Compensation and Benefits Expense as a percentage of Net Revenues was 65.5% for the three months ended September 30, 2025, compared to 66.5% for the three months ended September 30, 2024. Employee Compensation and Benefits Expense as a percentage of Net Revenues was impacted by the factors above, as well as higher net revenues during the current year period compared to the prior year period.
Non-compensation expenses were $142.0 million for the three months ended September 30, 2025, an increase of $25.1 million, or 21%, versus $116.9 million for the three months ended September 30, 2024. The increase was primarily driven by an increase in technology and information services, principally reflecting higher expenses associated with license fees and research services in the third quarter of 2025, an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount, and an increase in occupancy and equipment rental expense, primarily related to an increase in office space. Non-Compensation expenses per employee were approximately $57.0 thousand for the three months ended September 30, 2025, versus $49.5 thousand for the three months ended September 30, 2024, a 15% increase.
Special Charges, Including Business Realignment Costs, of $7.3 million for the three months ended September 30, 2024 related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Income from Equity Method Investments was $1.1 million for the three months ended September 30, 2025 and 2024, reflecting higher earnings from Atalanta Sosnoff during the three months ended September 30, 2025, partially offset by lower earnings from Seneca Evercore during the three months ended September 30, 2025 and lower income from Luminis following the redemption of our interest during the third quarter of 2024. See Note 8 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the three months ended September 30, 2025 was $59.8 million, which reflected an effective tax rate of 27.5%. The provision for income taxes for the three months ended September 30, 2024 was $35.0 million, which reflected an effective tax rate of 28.4%. The increase in the provision for income taxes for the three months ended September 30, 2025 is primarily attributable to a $94.2 million increase in pre-tax income, as well as an increase in non-deductible expenses and state and local apportionment adjustments.
Net Income Attributable to Noncontrolling Interest was $12.9 million for the three months ended September 30, 2025, compared to $9.7 million for the three months ended September 30, 2024. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income at Evercore LP during the three months ended September 30, 2025. See Note 13 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2025 versus September 30, 2024
Net Income Attributable to Evercore Inc. was $388.0 million for the nine months ended September 30, 2025, an increase of $150.1 million, or 63%, compared to $237.8 million for the nine months ended September 30, 2024. The changes in our operating results during these periods are described below.
Net Revenues were $2.57 billion for the nine months ended September 30, 2025, an increase of $563.3 million, or 28%, versus Net Revenues of $2.00 billion for the nine months ended September 30, 2024. Advisory Fees increased $547.8 million, or 34%, Commissions and Related Revenue increased $20.2 million, or 13%, and Underwriting Fees decreased $0.5 million compared to the nine months ended September 30, 2024. Asset Management and Administration Fees increased $5.7 million, or 10%, compared to the nine months ended September 30, 2024. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, was $73.7 million for the nine months ended September 30, 2025, a decrease of $7.0 million, or 9%, versus $80.7 million for the nine months ended September 30, 2024, primarily reflecting lower performance of our investment funds portfolio, as well as lower returns on our fixed income investment portfolios, which primarily consist of U.S. Treasury bills, driven by lower rates during 2025 compared to 2024. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Interest Expense was $15.5 million for the nine months ended September 30, 2025, an increase of $2.9 million, or 23%, versus $12.6 million for the nine months ended September 30, 2024, primarily reflecting the issuance of new senior notes in July 2025. See Note 11 to our unaudited condensed consolidated financial statements for further information.
Employee Compensation and Benefits Expense was $1.69 billion for the nine months ended September 30, 2025, an increase of $354.4 million, or 27%, versus $1.33 billion for the nine months ended September 30, 2024. The increase in the amount of compensation recognized for the nine months ended September 30, 2025 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. Employee Compensation and Benefits Expense as a percentage of Net Revenues was 65.8% for the nine months ended September 30, 2025, compared to 66.6% for the nine months ended September 30, 2024. Employee Compensation and Benefits Expense as a percentage of Net Revenues was impacted by the factors above, as well as higher net revenues during the current year period compared to the prior year period.

Non-compensation expenses were $400.7 million for the nine months ended September 30, 2025, an increase of $52.7 million, or 15%, versus $348.0 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in technology and information services, principally reflecting higher expenses associated with research services, license fees and consulting costs, an increase in occupancy and equipment rental expense, primarily related to an increase in office space, and an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount. Non-Compensation expenses per employee were approximately $164.3 thousand for the nine months ended September 30, 2025, versus $152.2 thousand for the nine months ended September 30, 2024, an 8% increase.
Special Charges, Including Business Realignment Costs, of $7.3 million for the nine months ended September 30, 2024 related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Income from Equity Method Investments was $2.8 million for the nine months ended September 30, 2025, a decrease of $2.5 million, or 47%, versus $5.3 million for the nine months ended September 30, 2024, primarily reflecting the sale of our interest in ABS and the redemption of our interest in Luminis in 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff in 2025. See Note 8 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the nine months ended September 30, 2025 was $62.3 million, which reflected an effective tax rate of 13.0%. The provision for income taxes for the nine months ended September 30, 2024 was $56.7 million, which reflected an effective tax rate of 17.7%. The provision for income taxes for the nine months ended September 30, 2025 and 2024 principally reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $76.4 million and $32.0 million, respectively, which resulted in a reduction in the effective tax rate of 15.9 and 10.0 percentage points for the nine months ended September 30, 2025 and 2024, respectively. This resulting decrease in effective tax rate was partially offset by an increase in non-deductible expenses and state and local apportionment adjustments in 2025.
Net Income Attributable to Noncontrolling Interest was $30.3 million for the nine months ended September 30, 2025, compared to $25.1 million for the nine months ended September 30, 2024. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income at Evercore LP during the nine months ended September 30, 2025. See Note 13 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$883,712	$592,980	49%	$2,138,805	$1,591,049	34%
Underwriting Fees	43,730	44,132	(1%)	130,191	130,666	—%
Commissions and Related Revenue	62,816	54,559	15%	176,198	155,996	13%
Other Revenue, net(1)(2)	25,934	21,104	23%	57,701	66,802	(14%)
Net Revenues	1,016,192	712,775	43%	2,502,895	1,944,513	29%
Expenses
Employee Compensation and Benefits	664,616	475,990	40%	1,648,092	1,301,341	27%
Non-Compensation(4)	137,825	113,093	22%	388,372	336,948	15%
Special Charges, Including Business Realignment Costs	—	7,305	NM	—	7,305	NM
Total Expenses	802,441	596,388	35%	2,036,464	1,645,594	24%
Operating Income	213,751	116,387	84%	466,431	298,919	56%
Income (Loss) from Equity Method Investments(3)	11	207	(95%)	(16)	1,042	NM
Pre-Tax Income	$213,762	$116,594	83%	$466,415	$299,961	55%
(1)Includes interest expense on Notes Payable, lines of credit and other financing arrangements of $7.1 million and $15.5 million for the three and nine months ended September 30, 2025, respectively, and $4.2 million and $12.6 million for the three and nine months ended September 30, 2024, respectively.
(2)Includes a loss of $0.7 million for the three and nine months ended September 30, 2024, related to the release of cumulative foreign exchange losses resulting from the redemption of our interest in Luminis.
(3)Equity in Seneca Evercore and Luminis (through September 2024) is classified within Income (Loss) from Equity Method Investments.
(4)Non-Compensation expenses are as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$26,904	$22,404	20%	$78,268	$65,047	20%
Professional Fees(A)	24,528	20,792	18%	67,731	65,431	4%
Travel and Related Expenses	23,006	18,120	27%	68,546	58,264	18%
Technology and Information Services(A)	35,700	30,723	16%	103,363	86,496	20%
Depreciation and Amortization	7,726	5,824	33%	19,961	18,375	9%
Execution, Clearing and Custody Fees	2,496	2,903	(14%)	8,108	8,459	(4%)
Acquisition and Transition Costs	3,516	—	NM	5,153	—	NM
Other Operating Expenses	13,949	12,327	13%	37,242	34,876	7%
Total Non-Compensation	$137,825	$113,093	22%	$388,372	$336,948	15%
(A)Includes the reclassification of $10.2 million and $28.6 million of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Banking & Equities segment for the three and nine months ended September 30, 2024, respectively, to conform to the current presentation. See Notes 2 and 19 to our unaudited condensed consolidated financial statements for further information.
The following table summarizes Evercore statistics for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(1)	268	259	3%	551	544	1%
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(1)	137	112	22%	344	298	15%
Total Number of Underwriting Transactions(1)	14	17	(18%)	41	53	(23%)
Total Number of Underwriting Transactions as a Bookrunner(1)	13	15	(13%)	38	45	(16%)
(1) Includes Equity and Debt Underwriting Transactions. Our Advisory statistics include M&A activity as well as other advisory assignments undertaken by the firm.
Investment Banking & Equities Results of Operations
Three Months Ended September 30, 2025 versus September 30, 2024
Net Revenues were $1.02 billion for the three months ended September 30, 2025, an increase of $303.4 million, or 43%, versus $712.8 million for the three months ended September 30, 2024. The increase in revenues for the three months ended September 30, 2025 was primarily driven by an increase of $290.7 million, or 49%, in Advisory Fees, reflecting an increase in revenue during the third quarter of 2025 across both M&A and non-M&A assignments, as well as an increase in revenue earned from large transactions during the third quarter of 2025. Commissions and Related Revenue increased $8.3 million, or 15%, compared to the three months ended September 30, 2024, primarily reflecting higher trading commissions driven by increased trading volume and higher subscription fees during the third quarter of 2025. Underwriting Fees decreased $0.4 million, or 1%, compared to the three months ended September 30, 2024, reflecting a decrease in the number of transactions we participated in, partially offset by an increase in the average fee size of the transactions we participated in during the third quarter of 2025. Other Revenue, net, increased $4.8 million, or 23%, compared to the three months ended September 30, 2024, primarily reflecting higher performance of our investment funds portfolio, as well as higher returns on our fixed income investment portfolios, which primarily consist of U.S. Treasury bills, driven by higher portfolio balances during the third quarter of 2025 compared to 2024. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program. These increases were partially offset by an increase in interest expense primarily related to the issuance of new senior notes in July 2025.
Employee Compensation and Benefits Expense was $664.6 million for the three months ended September 30, 2025, an increase of $188.6 million, or 40%, versus $476.0 million for the three months ended September 30, 2024. The increase in the amount of compensation recognized for the three months ended September 30, 2025 principally reflects a higher accrual for incentive compensation, higher base salaries and higher compensation expense related to senior new hires.
Non-compensation expenses were $137.8 million for the three months ended September 30, 2025, an increase of $24.7 million, or 22%, versus $113.1 million for the three months ended September 30, 2024. Non-compensation expenses increased from the prior year period, primarily driven by an increase in technology and information services, principally reflecting higher expenses associated with license fees and research services in the third quarter of 2025, an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount, and an increase in occupancy and equipment rental expense, primarily related to an increase in office space.
Special Charges, Including Business Realignment Costs, of $7.3 million for the three months ended September 30, 2024 related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Income (Loss) from Equity Method Investments was $0.01 million for the three months ended September 30, 2025, a decrease of $0.2 million, or 95%, versus $0.2 million for the three months ended September 30, 2024, reflecting lower earnings from Seneca Evercore during the three months ended September 30, 2025 and lower income from Luminis following the redemption of our interest during the third quarter of 2024. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2025 versus September 30, 2024
Net Revenues were $2.50 billion for the nine months ended September 30, 2025, an increase of $558.4 million, or 29%, versus $1.94 billion for the nine months ended September 30, 2024. The increase in revenues for the nine months ended September 30, 2025 was primarily driven by an increase of $547.8 million, or 34%, in Advisory Fees, reflecting an increase in revenue during 2025 across both M&A and non-M&A assignments, as well as an increase in revenue earned from large transactions during 2025. Commissions and Related Revenue increased $20.2 million, or 13%, compared to the nine months ended September 30, 2024, primarily reflecting higher trading commissions driven by increased trading volume and higher subscription fees during 2025. Underwriting Fees decreased $0.5 million compared to the nine months ended September 30, 2024, reflecting a decrease in the number of transactions we participated in, offset by an increase in the average fee size of the transactions we participated in during 2025. Other Revenue, net, decreased $9.1 million, or 14%, compared to the nine months ended September 30, 2024, primarily reflecting lower performance of our investment funds portfolio, as well as lower returns on our fixed income investment portfolios, which primarily consist of U.S. Treasury bills, driven by lower rates during 2025 compared to 2024. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program. The decrease was also partially attributed to an increase in interest expense primarily related to the issuance of new senior notes in July 2025.
Employee Compensation and Benefits Expense was $1.65 billion for the nine months ended September 30, 2025, an increase of $346.8 million, or 27%, versus $1.30 billion for the nine months ended September 30, 2024. The increase in the amount of compensation recognized for the nine months ended September 30, 2025 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards.
Non-compensation expenses were $388.4 million for the nine months ended September 30, 2025, an increase of $51.4 million, or 15%, versus $336.9 million for the nine months ended September 30, 2024. Non-compensation expenses increased from the prior year period, primarily driven by an increase in technology and information services, principally reflecting higher expenses associated with research services, license fees and consulting costs, an increase in occupancy and equipment rental expense, primarily related to an increase in office space, and an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount.
Special Charges, Including Business Realignment Costs, of $7.3 million for the nine months ended September 30, 2024 related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest. See Note 8 to our unaudited condensed consolidated financial statements for further information.

Income (Loss) from Equity Method Investments was ($0.02) million for the nine months ended September 30, 2025, a decrease of $1.1 million versus $1.0 million for the nine months ended September 30, 2024, reflecting lower income from Luminis following the redemption of our interest in 2024 and lower earnings from Seneca Evercore during 2025. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$22,477	$20,555	9%	$64,144	$58,454	10%
Other Revenue, net(1)	215	892	(76%)	504	1,294	(61%)
Net Revenues	22,692	21,447	6%	64,648	59,748	8%
Expenses
Employee Compensation and Benefits	16,036	12,020	33%	40,996	33,309	23%
Non-Compensation(3)	4,201	3,821	10%	12,304	11,002	12%
Total Expenses	20,237	15,841	28%	53,300	44,311	20%
Operating Income	2,455	5,606	(56%)	11,348	15,437	(26%)
Income from Equity Method Investments(2)	1,071	865	24%	2,792	4,212	(34%)
Pre-Tax Income	$3,526	$6,471	(46%)	$14,140	$19,649	(28%)
(1)Includes a gain of $0.6 million for the three and nine months ended September 30, 2024, resulting from the sale of the remaining portion of our interest in ABS.
(2)Equity in Atalanta Sosnoff and ABS (through July 2024) is classified as Income from Equity Method Investments.
(3)Non-Compensation expenses are as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$626	$683	(8%)	$1,907	$1,785	7%
Professional Fees(A)	1,144	1,056	8%	3,464	3,064	13%
Travel and Related Expenses	240	158	52%	702	620	13%
Technology and Information Services(A)	1,254	984	27%	3,545	2,824	26%
Depreciation and Amortization	130	72	81%	321	253	27%
Execution, Clearing and Custody Fees	466	443	5%	1,380	1,279	8%
Other Operating Expenses	341	425	(20%)	985	1,177	(16%)
Total Operating Expenses	$4,201	$3,821	10%	$12,304	$11,002	12%
(A)Includes the reclassification of $0.3 million and $0.7 million of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Management segment for the three and nine months ended September 30, 2024, respectively, to conform to the current presentation. See Notes 2 and 19 to our unaudited condensed consolidated financial statements for further information.
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.

•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV (together the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic IV and Trilantic V. In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of September 30, 2025, there was no previously distributed carried interest received from the funds subject to repayment.
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
Assets Under Management
AUM in our Wealth Management business of $15.4 billion at September 30, 2025 increased $1.5 billion, or 10%, compared to $13.9 billion at December 31, 2024. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 77% of Level 1 investments, 19% of Level 2 investments and 4% of Level 3 investments as of September 30, 2025 and December 31, 2024.
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
The following table summarizes AUM activity for Wealth Management for the nine months ended September 30, 2025:

(dollars in millions)
Balance at December 31, 2024	$13,898
Inflows	1,223
Outflows	(1,001)
Market Appreciation	1,231
Balance at September 30, 2025	$15,351

Unconsolidated Affiliates - Balance at September 30, 2025
Atalanta Sosnoff	$9,357

The following table represents the composition of AUM for Wealth Management as of September 30, 2025:

Equities	67%
Fixed Income	19%
Liquidity(1)	10%
Alternatives	4%
Total	100%
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
For the nine months ended September 30, 2025, AUM for Wealth Management increased 10%, reflecting an 8% increase from market appreciation and a 2% increase from net inflows. Performance as of September 30, 2025 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 8% and 4%, respectively
◦The S&P 500 was up approximately 18% and 25% on a 1 and 3-year basis, respectively
•Wealth Management lagged the fixed income composite on a 1 and 3-year basis by approximately 0.4% and 0.2%, respectively
◦The fixed income composite was up approximately 3% and 4% on a 1 and 3-year basis, respectively
•The S&P 500 and the fixed income composite were up approximately 15% and 4%, respectively, for the nine months ended September 30, 2025
AUM from our unconsolidated affiliate, Atalanta Sosnoff, increased 10% compared to December 31, 2024.
Three Months Ended September 30, 2025 versus September 30, 2024
Net Revenues were $22.7 million for the three months ended September 30, 2025, an increase of $1.2 million, or 6%, versus $21.4 million for the three months ended September 30, 2024. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $1.9 million, or 9%, compared to the three months ended September 30, 2024, as associated AUM increased 11%, primarily from market appreciation as well as net inflows.
Employee Compensation and Benefits Expense was $16.0 million for the three months ended September 30, 2025, an increase of $4.0 million, or 33%, versus $12.0 million for the three months ended September 30, 2024, primarily reflecting a higher accrual for incentive compensation and higher base salaries, resulting from higher headcount.
Non-Compensation expenses were $4.2 million for the three months ended September 30, 2025, an increase of $0.4 million, or 10%, versus $3.8 million for the three months ended September 30, 2024, primarily driven by an increase in technology and information services and professional fees.
Income from Equity Method Investments was $1.1 million for the three months ended September 30, 2025, an increase of $0.2 million, or 24%, versus $0.9 million for the three months ended September 30, 2024, reflecting higher earnings from Atalanta Sosnoff in the third quarter of 2025. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2025 versus September 30, 2024
Net Revenues were $64.6 million for the nine months ended September 30, 2025, an increase of $4.9 million, or 8%, versus $59.7 million for the nine months ended September 30, 2024. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $5.7 million, or 10%, compared to the nine months ended September 30, 2024, as associated AUM increased 11%, primarily from market appreciation as well as net inflows.
Employee Compensation and Benefits Expense was $41.0 million for the nine months ended September 30, 2025, an increase of $7.7 million, or 23%, versus $33.3 million for the nine months ended September 30, 2024, primarily reflecting a higher accrual for incentive compensation and higher base salaries, resulting from higher headcount.
Non-Compensation expenses were $12.3 million for the nine months ended September 30, 2025, an increase of $1.3 million, or 12%, versus $11.0 million for the nine months ended September 30, 2024, primarily driven by an increase in technology and information services and professional fees.
Income from Equity Method Investments was $2.8 million for the nine months ended September 30, 2025, a decrease of $1.4 million, or 34%, versus $4.2 million for the nine months ended September 30, 2024, primarily reflecting the sale of the remaining portion of our interest in ABS during the third quarter of 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff in 2025. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Cash Flows
Our operating cash flows are primarily influenced by the timing and receipt of fees and the payment of operating expenses, including incentive compensation to our employees and interest expense on our Notes Payable, lines of credit and other financing arrangements, and the payment of income taxes. Advisory and Underwriting fees are generally collected within 90 days of invoice. Placement fees are generally collected within 180 days of invoice and a portion of certain fees primarily related to private funds capital raising and the private capital businesses may be collected in a period exceeding one year. Commissions earned from our agency trading activities are generally received from our clearing broker within 11 days. Fees from our Wealth Management business are generally invoiced and collected within 90 days. We traditionally pay a substantial portion of incentive compensation during the first three months of each calendar year with respect to the prior year's results and prior years' deferred compensation. Likewise, payments to fund investments related to hedging our deferred cash compensation plans are generally funded in the first three months of each calendar year. Our investing and financing cash flows are primarily influenced by activities to invest our cash in highly liquid securities or bank certificates of deposit, deploy capital to fund investments and acquisitions, repurchase outstanding Class A Shares (including for the net settlement of RSUs) and/or noncontrolling interest in Evercore LP, as well as our other subsidiaries, payment of dividends, other periodic distributions to our stakeholders and to raise capital through the issuance of stock or debt. We generally make dividend payments and other distributions on a quarterly basis. If required, we may periodically draw down on our lines of credit to balance the timing of our operating, investing and financing cash flow needs. A summary of our operating, investing and financing cash flows is as follows:

	For the Nine Months Ended September 30,
	2025	2024

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$418,223	$262,951
Non-cash charges	524,241	442,806
Other operating activities	(493,467)	(403,990)
Operating activities	448,997	301,767
Investing activities	(88,230)	179,131
Financing activities	(409,213)	(550,651)
Effect of exchange rate changes	27,930	6,298
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(20,516)	(63,455)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	882,107	605,484
End of Period	$861,591	$542,029

Nine Months Ended September 30, 2025. Cash, Cash Equivalents and Restricted Cash were $861.6 million at September 30, 2025, a decrease of $20.5 million versus Cash, Cash Equivalents and Restricted Cash of $882.1 million at December 31, 2024. Operating activities resulted in a net inflow of $449.0 million, primarily related to earnings, partially offset by the payment of 2024 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025. Cash of $88.2 million was used by investing activities, primarily related to net purchases of certificates of deposit and purchases of furniture, equipment and leasehold improvements, partially offset by net proceeds from sales and maturities of investment securities. Financing activities during the period used cash of $409.2 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, the payment of dividends, the $38.0 million repayment of our 2021 Private Placement Notes and distributions made to noncontrolling interest holders, partially offset by the $250.0 million issuance of our 2025 Private Placement Notes. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with capital requirements and restrictions of our regulated legal entities. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking & Equities segment, which is primarily a function of closing client transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our Notes Payable, lines of credit and other financing arrangements, as well as payments for income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. Certain of these tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments, including deferred compensation arrangements. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any, as well as the level of long-term borrowings required.

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

Global trade policy, the potential effects of the U.S. Government shutdown and geopolitical tensions have led to macroeconomic uncertainty and market volatility. These evolving conditions may impact the transaction environment in the near to medium term and/or result in an elongation of the timing of transaction closings. We will continue to assess the potential ongoing impacts of these factors, including the regular monitoring of our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations. See "Results of Operations" above for further information.
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
On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we were able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. In addition, on April 29, 2025, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.6 billion worth of Class A Shares and/or LP Units and 8.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2025, we repurchased 968,477 Class A Shares, at an average cost per share of $246.16, for $238.4 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2025, we repurchased 943,692 Class A Shares, at an average cost per share of $283.77, for $267.8 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,912,169 Class A Shares repurchased during the nine months ended September 30, 2025 were acquired for aggregate purchase consideration of $506.2 million, at an average cost per share of $264.72.
Noncontrolling Interest Purchases
During the nine months ended September 30, 2025, we purchased, at fair value, an additional 0.1% of the EWM Class A Units for $1.3 million. We also committed to purchase an additional 0.5% of interests from individuals in equal tranches over the next three years, at fair value at the time of the purchase. These transactions resulted in a decrease to Noncontrolling Interest of $0.2 million and a decrease to Additional Paid-In Capital of $2.8 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025. We recorded $0.8 million and $1.3 million in Payable to Employees and Related Parties and Other Long-term Liabilities, respectively, on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025, reflecting the current fair value of amounts committed to be purchased in the future and accrued distributions related to those interests.
We incurred expense of $0.5 million within Interest Expense on our Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 in conjunction with these arrangements.
During the second quarter of 2024, we purchased, at fair value, an additional 0.3% of the EWM Class A Units for $1.0 million. This purchase resulted in a decrease to Noncontrolling Interest of $0.1 million and a decrease to Additional Paid-In Capital of $1.0 million on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2024.
Private Placement Notes
On March 30, 2016, we issued an aggregate of $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A Notes which were due March 30, 2021, $67.0 million aggregate principal amount of our 5.23% Series B Notes which were originally due March 30, 2023, $48.0 million aggregate principal amount of our 5.48% Series C Notes and $17.0 million aggregate principal amount of our 5.58% Series D Notes, pursuant to the 2016 Note Purchase Agreement, amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
On August 1, 2019, we issued $175.0 million and £25.0 million of senior unsecured notes through private placement. These notes include: $75.0 million aggregate principal amount of our 4.34% Series E Notes, $60.0 million aggregate principal amount of our 4.44% Series F Notes, $40.0 million aggregate principal amount of our 4.54% Series G Notes and £25.0 million aggregate principal amount of our 3.33% Series H Notes, each of which were issued pursuant to the 2019 Note Purchase Agreement, amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
On March 29, 2021, we issued $38.0 million aggregate principal amount of our 1.97% Series I Notes which were due August 1, 2025, pursuant to the 2021 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. In August 2025, we repaid the $38.0 million aggregate principal amount of our Series I Notes.
On June 28, 2022, we issued $67.0 million aggregate principal amount of our 4.61% Series J Notes, pursuant to the 2022 Note Purchase Agreement, amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.

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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." The 2025 Private Placement Notes also allow for prepayment within six months of maturity without an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. Interest on the notes is subject to certain escalation provisions in the event that the leverage ratio exceeds certain thresholds. As of September 30, 2025, we were in compliance with all of these covenants.
Lines of Credit
On July 10, 2025, we amended our $85.0 million revolving credit facility East held with PNC such that the aggregate principal amount was increased to up to $225.0 million to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and us from incurring other indebtedness, subject to specified exceptions. Drawings bear interest at Daily SOFR plus 130 basis points and the maturity date was extended to July 10, 2028. There were no drawings under this facility at September 30, 2025.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 10, 2025, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 130 basis points and the maturity date is October 10, 2029. There were no drawings under this facility at September 30, 2025.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.6 million as of September 30, 2025 and December 31, 2024. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by the private equity funds. We expect to fund these commitments with cash flows from operations. See Note 16 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
As of September 30, 2025, our current and former Senior Managing Directors owned an aggregate of approximately 1.3 million vested Class A LP Units, 0.3 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.2 million vested Class K LP Units. In addition, 1.1 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of September 30, 2025. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025 included $851.9 million of Cash and Cash Equivalents and $1.57 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred cash compensation program. As of September 30, 2025, the fair value of our investments with these products, based on closing prices, was $171.5 million. We had net realized and unrealized gains of $12.4 million and $21.6 million for the three and nine months ended September 30, 2025, respectively, from our exchange-traded funds portfolio. See Note 7 to our unaudited condensed consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $17.2 million, $34.3 million and $51.5 million, respectively, for the three months ended September 30, 2025.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.3 million for the three months ended September 30, 2025.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2025, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was a gain of $22.7 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Periodically, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments.
During the third quarter of 2025, we entered into a foreign currency exchange forward contract to buy 200.0 million British Pounds sterling for $270.6 million, which settled during the third quarter of 2025, and a foreign currency exchange forward contract to sell 71.3 million British Pounds sterling for $96.4 million, which settled in October 2025. The outstanding contract is recorded at its fair value of $0.6 million within Other Current Assets on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025. We recorded a net loss on these contracts of $1.1 million for the three and nine months ended September 30, 2025, which is included within Other Revenue, Including Interest and Investments, on our Unaudited Condensed Consolidated Statements of Operations.
During the third quarter of 2023, we entered into a foreign currency exchange forward contract to buy 30.0 million British Pounds sterling for $36.7 million, which settled during the first quarter of 2024, and resulted in a loss of $0.3 million for the nine months ended September 30, 2024.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables primarily from certain fees related to private funds capital raising and the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees primarily related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for liability management and restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of $4.8 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025 and December 31, 2024, total receivables recorded in Accounts Receivable amounted to $523.3 million and $421.5 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $113.2 million and $101.3 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of September 30, 2025, total contract assets recorded in Other Current Assets and Other Assets amounted to $61.3 million and $32.1 million, respectively. As of December 31, 2024, total contract assets recorded in Other Current Assets and Other Assets amounted to $62.4 million and $14.5 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of U.S. Treasury securities, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2025, we had Investment Securities of $1.43 billion, of which 88% were U.S. Treasury securities.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2025	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 1 to January 31	22,075	$276.56	—	4,262,274
February 1 to February 28	1,115,530	282.66	238,559	4,023,715
March 1 to March 31	416,917	202.78	400,000	3,623,715
Total January 1 to March 31	1,554,522	$261.15	638,559	3,623,715

April 1 to April 30	2,146	$198.97	—	8,000,000
May 1 to May 31	94,708	232.04	86,000	7,914,000
June 1 to June 30	86,179	241.38	84,000	7,830,000
Total April 1 to June 30	183,033	$236.05	170,000	7,830,000

July 1 to July 31	1,801	$278.60	—	7,830,000
August 1 to August 31	8,038	285.59	—	7,830,000
September 1 to September 30	164,775	329.14	159,918	7,670,082
Total July 1 to September 30	174,614	$326.62	159,918	7,670,082

Total January 1 to September 30	1,912,169	$264.72	968,477	7,670,082

(1)Includes the repurchase of 915,963, 13,033 and 14,696 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2025, June 30, 2025 and September 30, 2025, respectively.
(2)Excludes excise tax levied on share repurchases, net of issuances.

(3)On February 22, 2022, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we were able to repurchase an aggregate of the lesser of $1.4 billion worth of Class A Shares and/or LP Units and 10.0 million Class A Shares and/or LP Units. Further, on April 29, 2025, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.6 billion worth of Class A Shares and/or LP Units and 8.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 5.	Other Information
During the three months ended September 30, 2025, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

4.1	Form of 5.17% Series K senior notes due 2030(1)

4.2	Form of 5.47% Series L senior notes due 2032(1)

10.1	Form of Note Purchase Agreement, dated July 10, 2025(1)

10.2	Second Amendment to 2016 Note Purchase Agreement, dated as of July 10, 2025 (filed herewith)

10.3	Second Amendment to 2019 Note Purchase Agreement, dated as of July 10, 2025 (filed herewith)

10.4	Amendment to 2022 Note Purchase Agreement, dated as of July 10, 2025 (filed herewith)

10.5
Amendment to Loan Documents (Unsecured Facility), dated July 10, 2025, by and among Evercore Partners Services East L.L.C, Evercore LP, Evercore Group Holdings L.P. and PNC Bank, National Association (filed herewith)

10.6
Loan Agreement, dated July 10, 2025, between Evercore Partners Services East L.L.C. and PNC Bank, National Association, together with Amended and Restated Revolving Line of Credit Note (filed herewith)

10.7	Amended and Restated Guaranty and Suretyship Agreement, dated July 10, 2025, between Evercore Inc., Evercore LP, Evercore Group Holdings L.P. and PNC Bank, National Association (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL (and contained in Exhibit 101)
(1)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 11, 2025.

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
Date: November 5, 2025

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ TIM LALONDE
Name:	Tim LaLonde
Title:	Chief Financial Officer