Form 10-K
period 2025-12-31
Evercore Inc.
filed 2026-02-20
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates as of June 30, 2025 was approximately $10.4 billion, based on the closing price of the registrant's Class A common stock reported on the New York Stock Exchange on such date of $270.02 per share and on the par value of the registrant's Class B common stock, par value $0.01 per share.
The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of February 11, 2026 was 39,605,448. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 11, 2026 was 45 (excluding 55 shares of Class B common stock held by a subsidiary of the registrant).
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Evercore Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2026 annual meeting of stockholders ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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
We operate globally through our two business segments: (i) Investment Banking & Equities and (ii) Investment Management.
Investment Banking & Equities
Our Investment Banking & Equities segment includes our investment banking business and our equities business. In 2025, our Investment Banking & Equities segment generated $3.69 billion, or 98% of our revenues, excluding Other Revenue, net, ($2.81 billion, or 97%, in 2024 and $2.28 billion, or 97%, in 2023) and earned 806 fees from clients for advisory and underwriting transactions.
As we begin the year in 2026, our Investment Banking & Equities segment has 171 Investment Banking Senior Managing Directors and 39 Equities Senior Managing Directors with expertise and client relationships in a wide variety of industry sectors and a broad geographic reach.(2)
Investment Banking
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

(1) Based on Refinitiv data
(2) Senior Managing Director headcount as of December 31, 2025, inclusive of new hires that have joined year-to-date and additionally adjusted to include four incoming Investment Banking Senior Managing Directors committed to join in 2026.

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
•Research. Evercore ISI was recognized as the top ranked independent firm by Extel (formerly Institutional Investor) in 2025. We also ranked #1 for analysts among all firms on both a weighted basis (weighted by top-ranked positions) and an unweighted basis.
•Sales. Our sales team delivers research-centric service to more than 1,200 institutional clients in the U.S. and abroad. The team provides access to our macro and fundamental research products and our dedicated sales specialists provide unique sector insights.
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
Investment Management
Our Investment Management segment includes wealth management through Evercore Wealth Management L.L.C. ("EWM") and trust services through Evercore Trust Company, N.A. ("ETC"), as well as private equity through investments in entities that manage private equity funds. In 2025, our Investment Management segment generated revenue of $87.4 million, or 2% of our revenues, excluding Other Revenue, net ($79.6 million, or 3%, in 2024 and $67.0 million, or 3%, in 2023).
•Evercore Wealth Management and Evercore Trust Company. Our U.S.-based Evercore Wealth Management serves high-net-worth individuals, foundations and endowments. Clients at EWM and our affiliated trust company, ETC, work directly with dedicated teams to establish distinctive financial objectives to pursue personal, business and legacy goals. As of December 31, 2025, EWM had $15.5 billion of assets under management ("AUM").
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
Our Strategies for Growth
We intend to continue to grow and diversify our businesses, and to further enhance our profile and competitive position, through the following strategies:
•Promote, Recruit and Acquire Highly Qualified Professionals in our Investment Banking & Equities segment. We intend to continue to promote our most talented professionals in the future, as well as to recruit and promote high-caliber strategic corporate, strategic and capital markets advisory and equity research professionals to add depth in industry sectors and products and services in areas that we believe we already have strength, to extend our reach to sectors or new business lines, product capabilities and geographies that we have identified as particularly attractive and to expand and enhance our client base and coverage model. On occasion, additions of professionals may result from the acquisition of boutique independent advisory firms with leading professionals in a market or sector, such as our acquisition of Robey Warshaw, an independent advisory firm headquartered in the United Kingdom, in 2025.
◦In 2025, 18 Investment Banking Senior Managing Directors (including five Senior Managing Directors from the acquisition of Robey Warshaw) and one Equities Senior Managing Director joined the firm, strengthening our capabilities in Private Capital Markets, Financial Sponsors, Technology, Energy, Industrials and Healthcare sectors, along with our Sales and Research capabilities, and expanding our geographic reach, including into Stockholm, Sweden and Milan, Italy. We also hired four Investment Banking Senior Managing Directors in 2025 committed to join in 2026.
◦Of equal importance, following our long-term strategy of developing internal talent, we also promoted 11 Investment Banking Managing Directors to Senior Managing Director in 2025. Additionally, in January 2026, we announced the promotion of eight Investment Banking Managing Directors to Senior Managing Director and two Equities Managing Directors to Senior Managing Director.
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

With these guiding principles, our Human Capital Group leads our efforts on employee-related matters, including recruiting and hiring, onboarding and training, benefits management, compensation planning, performance management and professional development. Our Board of Directors and its Nominating and Corporate Governance Committee also provide oversight on certain human capital matters.
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
◦Through the EverWELL program, we promote wellness education and encourage our employees to focus on their overall well-being. We offer various resources including on-site vaccinations, on-site health screenings, and in-person and virtual well-being education sessions on financial wellness, healthy lifestyle habits and tools to improve mental resilience.

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
◦During 2025, the Evercore Foundation contributed to organizations that align with its goal of supporting the education and mental health of children and young adults.
◦In addition, through our Evercore Volunteers program, we have continued our firm-wide community service initiatives, which connect our employees with our community partners in order to address immediate needs, support education and improve public spaces.
As of December 31, 2025, we employed approximately 2,570 people (of which approximately 2,100 were employed in Investment Banking & Equities), working in 33 cities around the world. Our global workforce is comprised of approximately 99% full-time and 1% part-time employees. Approximately 1,900 of our employees were employed in the United States (of which approximately 1,400 were employed in Investment Banking & Equities); the remainder were employed outside the United States, primarily in our Investment Banking & Equities segment. We believe our efforts in managing our workforce have been effective, evidenced by our strong culture and talent development.

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
Our operating entities are also subject to regulations, including the USA PATRIOT Act of 2001, as amended (the "Patriot Act") in the United States, which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Regulatory authorities are also increasingly focused on cyber security and vendor management. Failure to comply with any legal and regulatory requirements may result in monetary, regulatory and, in certain cases, criminal penalties and significantly harm our reputation.
United States
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
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. For example, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC's uniform net capital rule, Rule 15c3-1. This rule requires notification when net capital falls below certain predefined criteria and imposes other financial and operational constraints which may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. EGL is also subject to the SEC's Market Access Rule, Rule 15c3-5. The Market Access Rule requires EGL to have controls and procedures in place to limit financial exposure by establishing trading limits for its trading clients and implementing controls to prevent erroneous orders.
Our Investment Management business at EWM, as well as our equity method investment, Atalanta Sosnoff, are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients, state and local political contributions, as well as general anti-fraud prohibitions. EWM is also an investment advisor to a mutual fund, which subjects EWM to additional regulations under the Investment Company Act of 1940 (the "1940 Act"). ETC, which is a national trust bank limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC"), is a member bank of the Federal Reserve System and is subject to, among other things, the Patriot Act, the Bank Secrecy Act of 1970, as amended, the Gramm-Leach-Bliley Act of 1999, as amended, other federal banking laws and the state laws in the jurisdictions in which it operates.
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
Regulatory Capital. Regulatory capital requirements form an integral part of the FCA's prudential supervision of FCA authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties') financial stability. The FCA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high-level requirement for firms to have adequate financial resources. As of January 1, 2022, under the U.K. Investment Firm Prudential Regime ("IFPR"), Evercore U.K. and Evercore ISI U.K. are subject to different and higher capital requirements. The basic minimum capital requirement for each firm will be the higher of its permanent minimum requirement of £75.0 thousand (increased from £50.0 thousand) or an amount equal to one quarter of its annual fixed overhead expenses ("Fixed Overhead Requirement"). Both firms must also comply with the basic liquid asset requirement, which is equivalent to one-third of the Fixed Overhead Requirement. Evercore U.K. and Evercore ISI U.K. must further assess whether additional financial resources are needed to mitigate risks faced by the firms and maintain adequate financial resources beyond the basic requirements as necessary.
Anti-Money Laundering, Counter-Terrorist Financing and Anti-Bribery. The Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017, as amended by the Money Laundering and Terrorist Financing

(Amendment) Regulations 2019 (as amended, the "Money Laundering Regulations") implemented the Fourth EU Money Laundering Directive and the Fifth EU Money Laundering Directive. The Money Laundering Regulations are designed to counter money laundering and terrorist financing. The Money Laundering Regulations impose numerous obligations on Evercore U.K. and Evercore ISI U.K. (and other "relevant persons"), including, among other things, obligations to take appropriate steps to assess the risks of money laundering and terrorist financing to which the business is subject and to maintain policies, controls and procedures to mitigate and manage the risks identified in the risk assessment.
The Proceeds of Crime Act 2002 and the Terrorism Act 2000 also contain a number of offenses in relation to money laundering and terrorist financing, respectively. Evercore U.K. and Evercore ISI U.K. (and potentially other Evercore entities with a 'close connection' to the U.K.) are also subject to the U.K. Bribery Act 2010. It provides for criminal penalties for bribery of, or receipt of a bribe from, public officials, corporations and individuals, as well as for the failure of an organization to prevent a person with whom it is associated from providing bribes to secure a business advantage for the organization or a benefit in the conduct of its business.
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
Germany
In Germany, our subsidiary, Evercore Germany, is licensed by the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, or "BaFin") to conduct investment advice and investment brokerage activities in Germany. Evercore Germany has passporting rights to provide cross-border services into the EU which are equivalent to those formerly enjoyed by Evercore U.K. Accordingly, Evercore Germany is authorized to provide the aforementioned services across the EU on a cross-border basis or through passporting local branches within the EU. Among other requirements, BaFin requires Evercore Germany, as a regulated entity, to comply with capital, liquidity, governance and business conduct requirements, and has a range of supervisory and disciplinary powers which it is able to use in overseeing the activities of the firm. Being a legally dependent part of Evercore Germany, our branch offices are generally subject to the same regulatory requirements, with the exception that business conduct requirements are governed by the local regulatory regime. This arrangement underscores our strategic approach to leveraging our EU presence, maintaining high standards of regulatory compliance while adapting to the specific requirements of local jurisdictions.
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
Kingdom of Saudi Arabia ("KSA")
Financial services activities conducted in or with persons in the KSA are subject to the regulatory jurisdiction of the Capital Market Authority (the “CMA”) of the KSA. Evercore Arabia Limited (“Evercore KSA”) is licensed and regulated by the CMA, maintaining a license to carry out the regulated activity of arranging deals. The compliance requirements of capital market institutions authorized and regulated by the CMA include, among other things, stipulations relating to minimum capital, governance, conduct of business, record-keeping, anti-money laundering, sanctions and terrorist financing, and systems and controls which apply to all activities conducted by Evercore KSA in or from the KSA.
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
As a financial services firm, our businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, the imposition or threatened imposition of tariffs, terrorism, political uncertainty, supply chain disruptions, uncertainty in the federal fiscal or monetary policy of U.S. or foreign governments, an evolving regulatory environment (and the timing and nature of regulatory reform), climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflicts or other geopolitical events. Unfavorable market or economic conditions, as well as volatility in the financial markets, can materially reduce the demand for our services and present challenges.
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
In addition, as we operate in a financial services industry, we are susceptible to attempts to gain unauthorized access of client, customer or other confidential information. We are also at risk for denial-of-service, distributed denial-of-service and/or other cyber-attacks involving the theft, dissemination and destruction of corporate information or other assets, which could result from an employee's, contractor's or other third party vendor's failure to follow data security procedures or as a result of actions by third parties, including actions by governments. These risks may be exacerbated by the use of artificial intelligence. Phishing attacks and email spoofing attacks are becoming more prevalent and are often used to obtain information to impersonate employees or clients in order to, among other things, direct fraudulent bank transfers or obtain valuable information. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability, and in turn materially adversely affect our business. Although cyber-attacks have not, to date, had a material impact on our operations, breaches of our, or third-party, network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to and disclose our proprietary information or our client's proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means, and could originate from a wide variety of sources, including state actors or other unknown third parties outside the firm.
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
We may expand our various businesses through additional acquisitions, entering into joint ventures and strategic alliances, and internally developing new opportunities that are complementary to our existing businesses and where we think we can add substantial value or generate substantial returns. For example, in 2025, we completed the acquisition of Robey Warshaw, an independent advisory firm headquartered in the United Kingdom. The success of this strategy will depend on, among other things, the availability of suitable opportunities and capital resources to effect our strategy; the level of competition from other companies that may have greater financial resources than we do or may not require the same level of disclosure of these activities; our ability to value acquisition and investment candidates accurately and negotiate acceptable terms for those acquisitions and investments; and our ability to identify and enter into mutually beneficial relationships with joint venture partners.
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
We historically have earned a substantial portion of our revenue from fees paid to us by our Investment Banking & Equities clients for advisory and underwriting services. These fees are typically payable upon the successful completion of a particular transaction or restructuring. Our Advisory Fees and Underwriting Fees in the aggregate accounted for 91%, 90% and 88% of our revenues, excluding Other Revenue, net, in 2025, 2024 and 2023, respectively. We expect that we will continue to rely on advisory services for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in advisory engagements, or the market for advisory services, would adversely affect our business.
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
In 2025, we earned 24% of our Total Revenues, excluding Other Revenue, and 24% of our Investment Banking & Equities Revenues from clients located outside of the United States. Generally, we intend to grow our non-U.S. business, and this growth is critical to our overall success. Many of our large Investment Banking & Equities clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include, but are not limited to, greater difficulties managing and staffing foreign operations; language and cultural differences; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected and costly changes in tariff and trading policies, regulatory requirements, tariffs and other barriers; restrictions on travel; greater difficulties in collecting accounts receivable; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; less stable political and economic environments; civil disturbances or other catastrophic events that reduce business activity; disasters or other business continuity problems, such as pandemics, other man-made or natural disaster or disruption involving electronic communications or other services; and international trade issues.
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
As of December 31, 2025, there were certain vested LP Units held by some of our Senior Managing Directors and former employees that may in the future be exchanged for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evercore LP that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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
As of December 31, 2025, regulated subsidiaries of Evercore LP had $1.65 billion of cash and cash equivalents and investment securities. Amounts held in regulated entities may be subject to advance notification requirements to, or regulatory approval from, their relevant regulatory body prior to distribution, which could delay or restrict access to such capital.
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
Managing information technology ("IT") and cybersecurity risks, including maintaining confidentiality and privacy for our clients and employees, is critical to the successful operation of our business. We are aware that there are risks presented by cybersecurity, including how those risks may increase with the use by others of artificial intelligence, and are committed to preventing and mitigating such risks by following the below framework.
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
In the normal course of business, from time to time, the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, United Kingdom, German, Hong Kong, Singapore, Canadian, Dubai, Saudi, Indonesian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with Accounting Standards Codification ("ASC") 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Evercore Class A Common Stock
Our Class A common stock is listed on the NYSE and is traded under the symbol "EVR." At the close of business on February 11, 2026, there were 37 Class A common stockholders of record. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners.
There is no trading market for the Evercore Inc. Class B common stock. As of February 11, 2026, there were 45 holders of record of the Class B common stock.
Dividend Policy
The Company paid quarterly cash dividends of $0.84 per share of Class A common stock for the quarters ended December 31, 2025, September 30, 2025 and June 30, 2025, $0.80 per share for the quarters ended March 31, 2025, December 31, 2024, September 30, 2024 and June 30, 2024 and $0.76 per share for the quarter ended March 31, 2024.
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
Recent Sales of Unregistered Securities
None

Share Repurchases for the period January 1, 2025 through December 31, 2025

2025	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 1 to January 31	22,075	$276.56	—	4,262,274
February 1 to February 28	1,115,530	282.66	238,559	4,023,715
March 1 to March 31	416,917	202.78	400,000	3,623,715
Total January 1 to March 31	1,554,522	$261.15	638,559	3,623,715

April 1 to April 30	2,146	$198.97	—	8,000,000
May 1 to May 31	94,708	232.04	86,000	7,914,000
June 1 to June 30	86,179	241.38	84,000	7,830,000
Total April 1 to June 30	183,033	$236.05	170,000	7,830,000

July 1 to July 31	1,801	$278.60	—	7,830,000
August 1 to August 31	8,038	285.59	—	7,830,000
September 1 to September 30	164,775	329.14	159,918	7,670,082
Total July 1 to September 30	174,614	$326.62	159,918	7,670,082

October 1 to October 31	168,980	$318.45	165,082	7,505,000
November 1 to November 30	240,670	312.56	239,735	7,265,265
December 1 to December 31	76,639	330.92	69,803	7,195,462
Total October 1 to December 31	486,289	$317.50	474,620	7,195,462

Total January 1 to December 31	2,398,458	$275.42	1,443,097	7,195,462
(1)Includes the repurchase of 915,963, 13,033, 14,696 and 11,669 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, respectively.
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

Other Revenue and Interest Expense. Other Revenue includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including our investment funds (which are used as an economic hedge against our deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•A gain on the sale of the remaining portion of our interest in ABS Investment Management Holdings LP and ABS Investment Management GP LLC (collectively, "ABS") in 2024. See Note 10 to our consolidated financial statements for further information
•A loss related to the release of cumulative foreign exchange losses resulting from the redemption of our interest in Luminis in 2024. See Note 10 to our consolidated financial statements for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments
•Realized and unrealized gains and losses on interests in private equity funds which we do not manage
•Adjustments to amounts due pursuant to our tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Interest Expense includes interest expense associated with our Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration and mandatorily redeemable interests.
Expenses
Employee Compensation and Benefits. We include all payments for services rendered by our employees, as well as profits interests in our businesses that have been accounted for as compensation, in employee compensation and benefits expense.
We maintain compensation programs, including base salary, cash, deferred cash and equity bonus awards and benefits programs and manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation, including deferred compensation, reflects our plan to maintain competitive compensation levels to retain and attract key personnel, and it reflects the impact of newly-hired senior professionals upon their start date, including related grants of equity and other awards, which are generally valued at their grant date and recorded in employee compensation and benefits expense over the requisite service period.
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
In January 2023, 2024 and 2025, our Board of Directors approved the issuance of Class L Interests of Evercore LP ("Class L Interests") to certain of our named executive officers, pursuant to which those named executive officers receive a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2024, 2025 and 2026, respectively.

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
In January 2026, our Board of Directors approved the issuance of Class L Interests to certain of our named executive officers, pursuant to which those named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2027. Distributions pursuant to these interests are anticipated to be made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2026.
Our Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan"), January 1, 2021 (the "2021 Long-term Incentive Plan") and January 1, 2025 (the "2025 Long-term Incentive Plan"). The performance period for the 2017 Long-term Incentive Plan ended on December 31, 2020 and in conjunction with this plan we made cash distributions in 2023, 2022 and 2021 and the performance period for the 2021 Long-term Incentive Plan ended on December 31, 2024 and in conjunction with this plan we made a cash distribution in 2025. Remaining amounts due pursuant to these plans are due to be paid in cash or Class A Shares, at our discretion, in the first quarter of 2026 and 2027, for the 2021 Long-term Incentive Plan, and in the first quarter of 2029, 2030 and 2031, for the 2025 Long-term Incentive Plan, subject to employment at the time of payment. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award.
From time to time, we also grant incentive awards to certain individuals which include both performance and service-based vesting requirements and, in certain awards, market-based requirements. These include Class K-P Units issued by Evercore LP ("Class K-P Units"), certain RSU and deferred cash awards, as well as awards issued in conjunction with the acquisition of Robey Warshaw in 2025. See Note 18 to our consolidated financial statements for further information.
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

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2025 and 2024. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Years Ended December 31,			Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$3,267,087	$2,440,605	$1,963,857	34%	24%
Underwriting Fees	179,647	157,067	111,016	14%	41%
Commissions and Related Revenue	242,685	214,045	202,789	13%	6%
Asset Management and Administration Fees	87,356	79,550	67,041	10%	19%
Other Revenue, Including Interest and Investments	103,309	105,094	97,963	(2%)	7%
Total Revenues	3,880,084	2,996,361	2,442,666	29%	23%
Interest Expense	24,264	16,768	16,717	45%	—%
Net Revenues	3,855,820	2,979,593	2,425,949	29%	23%
Expenses
Employee Compensation and Benefits	2,500,834	1,974,036	1,656,875	27%	19%
Non-Compensation(1)	565,044	471,338	407,018	20%	16%
Special Charges, Including Business Realignment Costs	—	7,305	2,921	NM	150%
Total Expenses	3,065,878	2,452,679	2,066,814	25%	19%
Income Before Income from Equity Method Investments and Income Taxes	789,942	526,914	359,135	50%	47%
Income from Equity Method Investments	3,872	6,231	6,655	(38%)	(6%)
Income Before Income Taxes	793,814	533,145	365,790	49%	46%
Provision for Income Taxes	153,107	115,408	80,567	33%	43%
Net Income	640,707	417,737	285,223	53%	46%
Net Income Attributable to Noncontrolling Interest	48,785	39,458	29,744	24%	33%
Net Income Attributable to Evercore Inc.	$591,922	$378,279	$255,479	56%	48%
Diluted Weighted Average Shares of Class A Common Stock Outstanding	42,131	41,646	40,099	1%	4%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$14.05	$9.08	$6.37	55%	43%
(1)Non-Compensation expenses are as follows:

	For the Years Ended December 31,			Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$108,784	$90,953	$84,329	20%	8%
Professional Fees(A)	103,044	96,205	73,741	7%	30%
Travel and Related Expenses	95,612	79,446	64,527	20%	23%
Technology and Information Services(A)	146,222	120,995	106,663	21%	13%
Depreciation and Amortization	32,557	24,468	24,348	33%	—%
Execution, Clearing and Custody Fees	12,499	13,211	12,275	(5%)	8%
Acquisition and Transition Costs	9,858	—	—	NM	NM
Other Operating Expenses	56,468	46,060	41,135	23%	12%
Total Non-Compensation	$565,044	$471,338	$407,018	20%	16%
(A)Includes the reclassification of $39.5 million and $35.1 million of technology and related expenses from "Professional Fees" to "Technology and Information Services" for the years ended December 31, 2024 and 2023, respectively, to conform to the current presentation. See Note 2 to our consolidated financial statements for further information.
2025 versus 2024
Net Income Attributable to Evercore Inc. was $591.9 million in 2025, an increase of $213.6 million, or 56%, compared to $378.3 million in 2024. The changes in our operating results during these years are described below.
Net Revenues were $3.86 billion in 2025, an increase of $876.2 million, or 29%, versus Net Revenues of $2.98 billion in 2024. Advisory Fees increased $826.5 million, or 34%, Commissions and Related Revenue increased $28.6 million, or 13%, and Underwriting Fees increased $22.6 million, or 14%, compared to 2024. Asset Management and Administration Fees increased $7.8 million, or 10%, compared to 2024. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, was $103.3 million in 2025, a decrease of $1.8 million, or 2%, versus $105.1 million in 2024, primarily reflecting lower performance of our investment funds portfolio. The decrease was partially offset by higher interest income resulting from higher average balances in interest-bearing assets. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Interest Expense was $24.3 million in 2025, an increase of $7.5 million, or 45%, versus $16.8 million in 2024, reflecting the issuance of new senior notes in July 2025. See Note 13 to our consolidated financial statements for further information.
Employee Compensation and Benefits Expense was $2.50 billion in 2025, an increase of $526.8 million, or 27%, versus $1.97 billion in 2024. The increase in the amount of compensation recognized in 2025 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. The increase in 2025 also reflects compensation resulting from consideration awarded to the sellers as part of the acquisition of Robey Warshaw. Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64.9% in 2025, compared to 66.3% in 2024. Employee Compensation and Benefits Expense as a percentage of Net Revenues was impacted by the factors above, as well as higher net revenues during the current year period compared to the prior year period.
Non-compensation expenses were $565.0 million in 2025, an increase of $93.7 million, or 20%, versus $471.3 million in 2024. The increase was primarily driven by an increase in technology and information services, principally reflecting higher expenses associated with research services, license fees and consulting costs, an increase in occupancy and equipment rental expense, primarily related to an increase in office space, and an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount. Non-compensation expenses in 2025 were also impacted by Acquisition and Transition Costs resulting from the acquisition of Robey Warshaw and our reorganization of businesses within the Europe, Middle East and Africa ("EMEA") legal entity structure. See Note 6 to our consolidated financial statements for further information. Non-Compensation expenses per employee were approximately $229.3 thousand for 2025, versus $204.5 thousand for 2024, a 12% increase.

Special Charges, Including Business Realignment Costs, of $7.3 million in 2024 related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest. See Note 10 to our consolidated financial statements for further information.
Income from Equity Method Investments was $3.9 million in 2025, a decrease of $2.4 million, or 38%, versus $6.2 million in 2024, primarily reflecting the sale of our interest in ABS and the redemption of our interest in Luminis in 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff in 2025. See Note 10 to our consolidated financial statements for further information.
The provision for income taxes in 2025 was $153.1 million, which reflected an effective tax rate of 19.3%. The provision for income taxes in 2024 was $115.4 million, which reflected an effective tax rate of 21.6%. The provision for income taxes in 2025 and 2024 principally reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $78.5 million and $35.1 million, respectively, which resulted in a reduction in the effective tax rate of 9.9 and 6.6 percentage points in 2025 and 2024, respectively. This resulting decrease in effective tax rate was partially offset by an increase in non-deductible expenses and state and local apportionment adjustments in 2025.
Net Income Attributable to Noncontrolling Interest was $48.8 million in 2025, compared to $39.5 million in 2024. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income at Evercore LP in 2025. See Note 16 to our consolidated financial statements for further information.
For a discussion of 2024 versus 2023, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2024.
Impairment of Assets
Goodwill
At both November 30, 2025 and 2024, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), we performed our annual Goodwill impairment assessment with respect to each of our reporting units and concluded that the fair value of our reporting units substantially exceeded their carrying values.
For a discussion of 2023, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impairment of Assets" in our Form 10-K for the year ended December 31, 2024.
Other Assets
We recorded no impairment charges for the years ended December 31, 2025 and 2024. For a discussion of 2023, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Impairment of Assets" in our Form 10-K for the year ended December 31, 2024.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Years Ended December 31,			Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$3,267,087	$2,440,605	$1,963,857	34%	24%
Underwriting Fees	179,647	157,067	111,016	14%	41%
Commissions and Related Revenue	242,685	214,045	202,789	13%	6%
Other Revenue, net(1)(2)	78,236	86,772	78,281	(10%)	11%
Net Revenues	3,767,655	2,898,489	2,355,943	30%	23%
Expenses
Employee Compensation and Benefits	2,448,409	1,927,928	1,617,449	27%	19%
Non-Compensation(4)	548,304	456,257	393,308	20%	16%
Special Charges, Including Business Realignment Costs	—	7,305	2,921	NM	150%
Total Expenses	2,996,713	2,391,490	2,013,678	25%	19%
Operating Income	770,942	506,999	342,265	52%	48%
Income from Equity Method Investments(3)	6	1,073	620	NM	73%
Pre-Tax Income	$770,948	$508,072	$342,885	52%	48%
(1)Includes interest expense on Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration and mandatorily redeemable interests, all of which total $24.3 million, $16.8 million and $16.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Includes a loss of $0.7 million for the year ended December 31, 2024, related to the release of cumulative foreign exchange losses resulting from the redemption of our interest in Luminis.
(3)Equity in Seneca Evercore and Luminis (through September 2024) is classified within Income from Equity Method Investments.
(4)Non-Compensation expenses are as follows:

	For the Years Ended December 31,			Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$106,309	$88,604	$82,180	20%	8%
Professional Fees(A)	98,531	91,861	69,953	7%	31%
Travel and Related Expenses	94,515	78,519	63,798	20%	23%
Technology and Information Services(A)	141,413	117,091	103,083	21%	14%
Depreciation and Amortization	32,098	24,141	23,943	33%	1%
Execution, Clearing and Custody Fees	10,654	11,487	10,724	(7%)	7%
Acquisition and Transition Costs	9,858	—	—	NM	NM
Other Operating Expenses	54,926	44,554	39,627	23%	12%
Total Non-Compensation	$548,304	$456,257	$393,308	20%	16%
(A)Includes the reclassification of $38.5 million and $34.1 million of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Banking & Equities segment for the years ended December 31, 2024 and 2023, respectively, to conform to the current presentation. See Notes 2 and 23 to our consolidated financial statements for further information.
The following table summarizes Evercore statistics for the years ended December 31, 2025, 2024 and 2023.

	For the Years Ended December 31,			Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(1)	806	748	666	8%	12%
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(1)	529	457	378	16%	21%
Total Number of Underwriting Transactions(1)	59	65	47	(9%)	38%
Total Number of Underwriting Transactions as a Bookrunner(1)	56	55	43	2%	28%
(1) Includes Equity and Debt Underwriting Transactions. Our Advisory statistics include M&A activity as well as other advisory assignments undertaken by the firm. See Item 1. "Business" in this Form 10-K for a description of Evercore's Investment Banking capabilities.
Investment Banking & Equities Results of Operations
2025 versus 2024
Net Revenues were $3.77 billion in 2025, an increase of $869.2 million, or 30%, versus $2.90 billion in 2024. The increase in revenues from 2024 was primarily driven by an increase of $826.5 million, or 34%, in Advisory Fees, primarily reflecting an increase in revenue during 2025 across both M&A and non-M&A assignments, an increase in revenue earned from large transactions and an increase in the number of advisory fees earned during 2025. Commissions and Related Revenue increased $28.6 million, or 13%, compared to 2024, primarily reflecting higher trading commissions driven by increased trading volume and higher subscription fees during 2025. Underwriting Fees increased $22.6 million, or 14%, compared to 2024, reflecting an increase in the average fee size of the transactions we participated in during 2025. Other Revenue, net, decreased $8.5 million, or 10%, compared to 2024, primarily reflecting lower performance of our investment funds portfolio and an increase in interest expense related to the issuance of new senior notes in July 2025. These decreases were partially offset by higher interest income resulting from higher average balances in interest-bearing assets. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Employee Compensation and Benefits Expense was $2.45 billion in 2025, an increase of $520.5 million, or 27%, versus $1.93 billion in 2024. The increase in the amount of compensation recognized in 2025 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. The increase in 2025 also reflects compensation resulting from consideration awarded to the sellers as part of the acquisition of Robey Warshaw.
Non-compensation expenses were $548.3 million in 2025, an increase of $92.0 million, or 20%, versus $456.3 million in 2024. Non-compensation expenses increased from the prior year, primarily driven by an increase in technology and information services, principally reflecting higher expenses associated with research services, license fees and consulting costs, an increase in occupancy and equipment rental expense, primarily related to an increase in office space, and an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount. Non-compensation expenses in 2025 were also impacted by Acquisition and Transition Costs resulting from the acquisition of Robey Warshaw and our reorganization of businesses within the EMEA legal entity structure. See Note 6 to our consolidated financial statements for further information.
Special Charges, Including Business Realignment Costs, of $7.3 million in 2024 related to the write-off of the remaining carrying value of our investment in Luminis in connection with the redemption of our interest. See Note 10 to our consolidated financial statements for further information.
Income from Equity Method Investments was $0.01 million in 2025, a decrease of $1.1 million versus $1.1 million in 2024, reflecting lower income from Luminis following the redemption of our interest in 2024 and lower earnings from Seneca Evercore during 2025. See Note 10 to our consolidated financial statements for further information.
For a discussion of 2024 versus 2023, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2024.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Years Ended December 31,			Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$87,356	$79,550	$67,041	10%	19%
Other Revenue, net(1)	809	1,554	2,965	(48%)	(48%)
Net Revenues	88,165	81,104	70,006	9%	16%
Expenses
Employee Compensation and Benefits	52,425	46,108	39,426	14%	17%
Non-Compensation(3)	16,740	15,081	13,710	11%	10%
Total Expenses	69,165	61,189	53,136	13%	15%
Operating Income	19,000	19,915	16,870	(5%)	18%
Income from Equity Method Investments(2)	3,866	5,158	6,035	(25%)	(15%)
Pre-Tax Income	$22,866	$25,073	$22,905	(9%)	9%
(1)Includes a gain of $0.6 million for the year ended December 31, 2024, resulting from the sale of the remaining portion of our interest in ABS.
(2)Equity in Atalanta Sosnoff and ABS (through July 2024) is classified as Income from Equity Method Investments.
(3)Non-Compensation expenses are as follows:

	For the Years Ended December 31,			Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$2,475	$2,349	$2,149	5%	9%
Professional Fees(A)	4,513	4,344	3,788	4%	15%
Travel and Related Expenses	1,097	927	729	18%	27%
Technology and Information Services(A)	4,809	3,904	3,580	23%	9%
Depreciation and Amortization	459	327	405	40%	(19%)
Execution, Clearing and Custody Fees	1,845	1,724	1,551	7%	11%
Other Operating Expenses	1,542	1,506	1,508	2%	—%
Total Operating Expenses	$16,740	$15,081	$13,710	11%	10%
(A)Includes the reclassification of $1.0 million and $0.9 million of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Management segment for the years ended December 31, 2024 and 2023, respectively, to conform to the current presentation. See Notes 2 and 23 to our consolidated financial statements for further information.
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III") and Glisco Capital Partners IV, L.P. ("Glisco IV", and together with Glisco II and Glisco III, the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic Capital Partners Associates IV, L.P. (through December 2025) and Trilantic Capital Partners V, L.P. In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of December 31, 2025, there was no previously distributed carried interest received from the funds subject to repayment.
•We also hold an interest in Atalanta Sosnoff that is accounted for under the equity method of accounting and previously held an interest in ABS (through July 2024). The results of these investments are included within Income from Equity Method Investments. During 2024, we sold the remaining portion of our interest in ABS. See Note 10 to our consolidated financial statements for further information.
Assets Under Management
AUM in our Wealth Management business of $15.5 billion at December 31, 2025 increased $1.6 billion, or 12%, compared to $13.9 billion at December 31, 2024. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For both the Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 78% and 77% of Level 1 investments, 18% and 19% of Level 2 investments and 4% and 4% of Level 3 investments as of December 31, 2025 and 2024, respectively.
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
The following table summarizes AUM activity for Wealth Management for the years ended December 31, 2025 and 2024:

(dollars in millions)
Balance at December 31, 2023	$12,272
Inflows	1,241
Outflows	(1,043)
Market Appreciation	1,428
Balance at December 31, 2024	$13,898
Inflows	1,583
Outflows	(1,344)
Market Appreciation	1,379
Balance at December 31, 2025	$15,516

Unconsolidated Affiliates - Balance at December 31, 2025
Atalanta Sosnoff	$9,547
The following table represents the composition of AUM for Wealth Management as of December 31, 2025:

Equities	67%
Fixed Income	18%
Liquidity(1)	10%
Alternatives	5%
Total	100%
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
In 2025, AUM for Wealth Management increased 12%, reflecting a 10% increase from market appreciation and a 2% increase from net inflows. Performance as of December 31, 2025 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 7% and 5%, respectively
◦The S&P 500 was up approximately 18% and 23% on a 1 and 3-year basis, respectively
•Wealth Management lagged the fixed income composite on a 1-year basis by approximately 0.5% and outperformed the fixed income composite on a 3-year basis by approximately 0.3%
◦The fixed income composite was up approximately 5% and 3% on a 1 and 3-year basis, respectively
In 2024, AUM for Wealth Management increased 13%, reflecting an 11% increase due to market appreciation and a 2% increase due to net inflows. Performance as of December 31, 2024 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 11% and 5%, respectively

◦The S&P 500 was up approximately 25% and 9% on a 1 and 3-year basis, respectively
•Wealth Management outperformed the fixed income composite on a 1 and 3-year basis by approximately 1% and 0.5%, respectively
◦The fixed income composite was down approximately 0.2% and 0.5% on a 1 and 3-year basis, respectively
AUM from our unconsolidated affiliate, Atalanta Sosnoff, increased 12% compared to December 31, 2024.
2025 versus 2024
Net Revenues were $88.2 million in 2025, an increase of $7.1 million, or 9%, versus $81.1 million in 2024. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $7.8 million, or 10%, compared to 2024, as associated AUM increased 12%, primarily from market appreciation as well as net inflows.
Employee Compensation and Benefits Expense was $52.4 million in 2025, an increase of $6.3 million, or 14%, versus $46.1 million in 2024, primarily reflecting higher base salaries and a higher accrual for incentive compensation, resulting from higher headcount.
Non-Compensation expenses were $16.7 million in 2025, an increase of $1.7 million, or 11%, versus $15.1 million in 2024, primarily driven by an increase in technology and information services and travel and related expenses.
Income from Equity Method Investments was $3.9 million in 2025, a decrease of $1.3 million, or 25%, versus $5.2 million in 2024, primarily reflecting the sale of the remaining portion of our interest in ABS in 2024. This decrease was partially offset by higher earnings from Atalanta Sosnoff in 2025. See Note 10 to our consolidated financial statements for further information.
For a discussion of 2024 versus 2023, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Form 10-K for the year ended December 31, 2024.
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

	For the Years Ended December 31,
	2025	2024	2023

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$640,707	$417,737	$285,223
Non-cash charges	731,962	595,250	527,724
Other operating activities	(116,205)	(24,836)	(354,993)
Operating activities	1,256,464	988,151	457,954
Investing activities	(98,325)	(67,431)	15,621
Financing activities	(635,623)	(628,552)	(557,231)
Effect of exchange rate changes	31,517	(15,545)	17,017
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	554,033	276,623	(66,639)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	882,107	605,484	672,123
End of Period	$1,436,140	$882,107	$605,484
2025. Cash, Cash Equivalents and Restricted Cash were $1.4 billion at December 31, 2025, an increase of $554.0 million versus Cash, Cash Equivalents and Restricted Cash of $882.1 million at December 31, 2024. Operating activities resulted in a net inflow of $1.3 billion, primarily related to earnings. Cash of $98.3 million was used by investing activities, primarily related to purchases of furniture, equipment and leasehold improvements and net purchases of investment securities, partially offset by net proceeds from maturities of certificates of deposit and net cash acquired from the acquisition of Robey Warshaw. See Note 5 to our consolidated financial statements for further information. Financing activities during the period used cash of $635.6 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, the payment of dividends, the $38.0 million repayment of our 1.97% Series I senior notes which were due August 1, 2025 (the "Series I Notes" or the "2021 Private Placement Notes") and distributions made to noncontrolling interest holders, partially offset by the $250.0 million issuance of our $125.0 million aggregate principal amount of our 5.17% Series K senior notes due July 24, 2030 (the "Series K Notes") and $125.0 million aggregate principal amount of our 5.47% Series L senior notes due July 24, 2032 (the "Series L Notes" and together with the Series K Notes, the "2025 Private Placement Notes"). Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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
For a discussion of 2023, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows" in our Form 10-K for the year ended December 31, 2024.
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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Revenue generated by our advisory activities is related to the number and value of the transactions in which we are involved. In addition, revenue related to our equities business is driven by market volumes and institutional investor trends, such as the trend to passive investment strategies. During periods of unfavorable market or economic conditions - which may result from the current or anticipated impact of tariffs and inflation, changes in the level of interest rates, changes in the availability of financing, supply chain disruptions, an evolving regulatory environment, climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including escalating international tensions, terrorism or other geopolitical events - the number and value of M&A transactions, as well as issuance volumes in capital markets, generally decrease, and they generally increase during periods of favorable market or economic conditions. Restructuring activity generally is counter-cyclical to M&A activity. In addition, during periods of unfavorable market conditions our Investment Management business may be impacted by reduced equity valuations and generate relatively lower revenue because fees we receive, either directly or through our affiliates, typically are in part based on the market value of underlying publicly-traded securities. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame, and in an amount sufficient, to match any decreases in revenue relating to changes in market and economic conditions. Likewise, our liquidity may be adversely impacted by our contractual obligations, including lease obligations and obligations to pay principal and interest on our Notes Payable. Reduced equity valuations resulting from future adverse economic events and/or market conditions may impact our performance and may result in future net redemptions of AUM from our Investment Management clients, which would generally result in lower revenues and cash flows. These adverse conditions could also have an impact on our goodwill impairment assessment, which is done annually, as of November 30th, or more frequently if circumstances indicate impairment may have occurred.

Geopolitical and macroeconomic uncertainty remain present and have led to market volatility. These evolving conditions may impact the transaction environment in the near to medium term and/or impact the timing of transaction closings. We will continue to assess the potential ongoing impacts of these factors, including the regular monitoring of our cash levels, liquidity, regulatory capital requirements, debt covenants and our other contractual obligations. See "Results of Operations" above for further information.
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
On April 29, 2025, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.6 billion worth of Class A Shares and/or LP Units and 8.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During 2025, we repurchased 1,443,097 Class A Shares, at an average cost per share of $269.74, for $389.3 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During 2025, we repurchased 955,361 Class A Shares, at an average cost per share of $284.01, for $271.3 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 2,398,458 Class A Shares repurchased during 2025 were acquired for aggregate purchase consideration of $660.6 million, at an average cost per share of $275.42.
Private Placement Notes
On March 30, 2016, we issued an aggregate of $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A senior notes which were due and repaid on March 30, 2021 (the "Series A Notes"), $67.0 million aggregate principal amount of our 5.23% Series B senior notes which were originally due March 30, 2023 and prepaid on June 28, 2022 (the "Series B Notes"), $48.0 million aggregate principal amount of our 5.48% Series C senior notes due March 30, 2026 (the "Series C Notes") and $17.0 million aggregate principal amount of our 5.58% Series D senior notes due March 30, 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to a note purchase agreement dated as of March 30, 2016 (the "2016 Note Purchase Agreement") and amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
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
On March 29, 2021, we issued $38.0 million aggregate principal amount of our 1.97% Series I Notes which were due August 1, 2025, pursuant to a note purchase agreement dated as of March 29, 2021 (the "2021 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. In August 2025, we repaid the $38.0 million aggregate principal amount of our Series I Notes.
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

On July 24, 2025, we issued an aggregate of $250.0 million of senior notes, including: $125.0 million aggregate principal amount of our 5.17% Series K Notes and $125.0 million aggregate principal amount of our 5.47% Series L Notes, pursuant to a note purchase agreement dated as of July 10, 2025 (the "2025 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. We intend to use a portion of the net proceeds from the issuance and sale of the 2025 Private Placement Notes to repay certain maturing notes issued under prior note purchase agreements. The remaining net proceeds will be used for general corporate purposes.
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." The 2025 Private Placement Notes also allow for prepayment within six months of maturity without an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. Interest on the notes is subject to certain escalation provisions in the event that the leverage ratio exceeds certain thresholds. As of December 31, 2025, we were in compliance with all of these covenants.
Lines of Credit
On July 10, 2025, we amended our $85.0 million revolving credit facility Evercore Partners Services East L.L.C. ("East") held with PNC Bank, National Association ("PNC") such that the aggregate principal amount was increased to up to $225.0 million (the "PNC Facility") to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of December 31, 2025. Drawings for this facility bear interest at Daily SOFR plus 130 basis points and the maturity date was extended to July 10, 2028. There were no drawings under this facility at December 31, 2025.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 10, 2025, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 130 basis points and the maturity date is October 10, 2029. There were no drawings under this facility at December 31, 2025.
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
We had total commitments (not reflected on our Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.5 million and $2.6 million as of December 31, 2025 and 2024, respectively. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by the private equity funds. We expect to fund these commitments with cash flows from operations. See Note 19 to our consolidated financial statements for further information.
We entered into commitments to pay additional consideration, including contingent consideration and certain other contingent compensation arrangements, related to our acquisition of Robey Warshaw in 2025. See Notes 5 and 18 to our consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.
As of December 31, 2025, our current and former Senior Managing Directors owned an aggregate of approximately 1.2 million vested Class A LP Units, 0.3 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.7 million vested Class K LP Units. In addition, 0.7 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of December 31, 2025. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder. See Note 2 to our consolidated financial statements for further information.
Our Consolidated Statement of Financial Condition as of December 31, 2025 included $1.43 billion of Cash and Cash Equivalents and $1.58 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred cash compensation program. As of December 31, 2025, the fair value of our investments with these products, based on closing prices, was $175.8 million. We had net realized and unrealized gains of $25.7 million for the year ended December 31, 2025, from our exchange-traded funds portfolio. See Note 8 to our consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $17.6 million, $35.2 million and $52.7 million, respectively, for the year ended December 31, 2025.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.2 million for the year ended December 31, 2025.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the year ended

December 31, 2025, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Consolidated Statement of Comprehensive Income was a gain of $24.9 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Periodically, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments.
During 2025, we entered into foreign currency exchange forward contracts to buy 200.0 million British Pounds sterling for $270.6 million and to sell 71.3 million British Pounds sterling for $96.4 million, both of which settled in 2025. We recorded a net loss on these contracts of $1.1 million for the year ended December 31, 2025, which is included within Other Revenue, Including Interest and Investments, on our Consolidated Statement of Operations.
During the first quarter of 2023, we entered into a foreign currency exchange forward contract to buy 30.0 million British Pounds sterling for $36.9 million, which settled during the third quarter of 2023, and resulted in a loss of $0.3 million for the year ended December 31, 2023, which is included within Other Revenue, Including Interest and Investments, on our Consolidated Statement of Operations. Upon settlement, we entered into a foreign currency exchange forward contract to buy 30.0 million British Pounds sterling for $36.7 million, which settled during 2024, and resulted in a loss of $0.3 million for the year ended December 31, 2024, which is included within Other Revenue, Including Interest and Investments, on our Consolidated Statement of Operations.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables primarily from certain fees related to private funds capital raising and the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees primarily related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for liability management and restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of $5.6 million, $2.3 million and $5.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025 and 2024, total receivables recorded in Accounts Receivable amounted to $555.8 million and $421.5 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $129.9 million and $101.3 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2025, total contract assets recorded in Other Current Assets and Other Assets amounted to $147.4 million and $27.9 million, respectively. As of December 31, 2024, total contract assets recorded in Other Current Assets and Other Assets amounted to $62.4 million and $14.5 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of U.S. Treasury securities, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2025, we had Investment Securities of $1.54 billion, of which 89% were U.S. Treasury securities.
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
Placement fee revenues are attributable to capital raising for both corporations and financial sponsors. We recognize placement fees in accordance with the terms of the engagement letter, which are generally contingent on the achievement of a capital commitment by an investor, at the time of the client's acceptance of capital or capital commitments.
Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized at the point in time when the offering has been deemed to be completed by the lead manager of the underwriting group, or in the case of certain ongoing issuances when the sale of the securities has occurred. When the offering is completed, the performance obligation has been satisfied and we recognize the applicable management fee, selling concession, sales agent commission or placement agent fee. Offering expenses are presented gross in the Consolidated Statements of Operations. We also manage assignments involving the exchange of an issuer's securities where fees are recognized when earned.
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
Valuation
The valuation of our investments in securities and of our investments in private equity funds which we do not manage impacts both the carrying value of direct investments and the determination of management and performance fees, including carried interest. Per ASC 820, we disclose information about financial instruments carried at fair value, including their classification in the fair value hierarchy. Level 1 investments include U.S. Treasury securities, readily-marketable equity securities and investment funds. Level 2 investments include our foreign currency exchange forward contracts. As of December 31, 2025 and 2024, we had no Level 3 investments carried at fair value. See Note 11 to our consolidated financial statements for further information.
ASC 825, "Financial Instruments" permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. We have not elected to apply the fair value option to any specific financial assets or liabilities.
As of December 31, 2025, Level 3 financial liabilities include the contingent consideration liability issued in the acquisition of Robey Warshaw. As of December 31, 2024, we had no Level 3 financial liabilities carried at fair value. See Note 11 to our consolidated financial statements for further information.
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

The majority of the deferred tax assets relate to the U.S. operations of the Company. The realization of the deferred tax assets is primarily dependent on the amount of the Company's historic and projected future taxable income for its U.S. and foreign operations. In 2025 and 2024, we performed an assessment of the ultimate realization of our deferred tax assets and determined that the Company should have sufficient future taxable income in the normal course of business to fully realize the portion of the deferred tax assets associated with its U.S. operations and management has concluded that it is more-likely-than-not the deferred tax assets will be realized. We also concluded that the net deferred tax assets of certain foreign subsidiaries required a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
The Company estimates that Evercore Inc. must generate approximately $1.8 billion of future taxable income to realize the gross deferred tax asset balance, including the valuation allowance, of $446.9 million. The deferred tax balance is expected to reverse primarily over a period ranging from 5 to 15 taxable years. The Company evaluated Evercore Inc.'s historical U.S. taxable income, which has averaged approximately $519 million per year over the past 7 years, as well as the anticipated taxable income of approximately $460.9 million in 2025, and taxable income in the future, which indicates sufficient taxable income to support the realization of these deferred tax assets. To the extent enough taxable income is not generated in the 15 year estimated reversal period, the Company can carry forward net operating losses indefinitely, but limited to 80% of taxable income for that year.
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
We concluded there was no impairment of goodwill, intangible assets or equity method investments during the years ended December 31, 2025, 2024 and 2023.
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
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Evercore Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Investment Banking & Equities Advisory Fee Revenue - Success Fees - Refer to Notes 2 and 4 to the consolidated financial statements.

Critical Audit Matter Description

The Company recognizes advisory fee revenue, including success fees, as performance obligations are satisfied through the delivery of services to the Company’s clients. However, the recognition of success fees, which are included in investment banking & equities advisory fee revenue, is generally constrained until it is probable that a significant reversal of the applicable revenue will not occur in a future period. In certain instances, success fees may meet the criteria for recognition during a given reporting period although the transaction closed subsequent to the reporting period end.

The Company applies judgment in assessing whether revenue can be recognized for success fees, including consideration of factors outside of its control, to determine whether it is probable a significant reversal of the success fee revenue will not occur. A transaction can fail to be completed for reasons l, including but not limited to, a parties’ inability to agree on final terms, failure to obtain necessary board or shareholder approvals, inability to secure necessary financing, failure to obtain necessary regulatory approvals, or adverse market conditions.

We identified the recognition of success fees at year end as a critical audit matter because auditor judgment is required to determine if all the conditions to recognize revenue have been met prior to close of the transaction.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the timing of recording success fee revenue for investment banking & equities advisory services at year end included the following, among others:

•We tested the effectiveness of the control activities related to the evaluation of whether success fees can be recognized as revenue, including those related to the timing of revenue recognition.

•We selected a sample of contracts with clients for which revenue was recognized prior to December 31, 2025 as well as the period subsequent to year end and performed the following:

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
February 20, 2026

We have served as the Company’s auditor since 2003.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2025	2024
Assets
Current Assets
Cash and Cash Equivalents	$1,426,020	$873,045
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $877,606 and $813,507 at December 31, 2025 and 2024, respectively)	1,580,638	1,519,381
Accounts Receivable (net of allowances of $2,983 and $2,253 at December 31, 2025 and 2024, respectively)	555,812	421,502
Receivable from Employees and Related Parties	63,434	33,566
Other Current Assets	232,337	140,407
Total Current Assets	3,858,241	2,987,901
Investments	16,898	18,673
Deferred Tax Assets	297,361	284,508
Operating Lease Right-of-Use Assets	457,152	439,458
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $170,272 and $151,455 at December 31, 2025 and 2024, respectively)	190,064	144,756
Goodwill	230,783	124,452
Intangible Assets (net of accumulated amortization of $3,727 at December 31, 2025)	30,090	—
Other Assets	277,508	174,223
Total Assets	$5,358,097	$4,173,971
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$1,381,322	$1,024,076
Accounts Payable and Accrued Expenses	44,562	29,041
Payable to Employees and Related Parties	181,591	48,494
Operating Lease Liabilities	58,666	55,253
Taxes Payable	15,942	4,781
Current Portion of Notes Payable	47,981	37,951
Other Current Liabilities	53,357	30,205
Total Current Liabilities	1,783,421	1,229,801
Operating Lease Liabilities	508,191	494,169
Notes Payable	540,243	335,944
Amounts Due Pursuant to Tax Receivable Agreements	59,579	52,968
Deferred Tax Liabilities	4,652	—
Other Long-term Liabilities	142,145	119,281
Total Liabilities	3,038,231	2,232,163
Commitments and Contingencies (Note 19)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 87,572,820 and 84,767,922 issued at December 31, 2025 and 2024, respectively, and 38,522,790 and 38,116,350 outstanding at December 31, 2025 and 2024, respectively)	876	848
Class B, par value $0.01 per share (1,000,000 shares authorized, 45 issued and outstanding at both December 31, 2025 and 2024)	—	—
Additional Paid-In Capital	4,024,496	3,510,356
Accumulated Other Comprehensive Income (Loss)	(13,128)	(36,057)
Retained Earnings	2,581,815	2,133,919
Treasury Stock at Cost (49,050,030 and 46,651,572 shares at December 31, 2025 and 2024, respectively)	(4,562,483)	(3,901,424)
Total Evercore Inc. Stockholders' Equity	2,031,576	1,707,642
Noncontrolling Interest	288,290	234,166
Total Equity	2,319,866	1,941,808
Total Liabilities and Equity	$5,358,097	$4,173,971
See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and share amounts in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenues
Investment Banking & Equities:
Advisory Fees	$3,267,087	$2,440,605	$1,963,857
Underwriting Fees	179,647	157,067	111,016
Commissions and Related Revenue	242,685	214,045	202,789
Asset Management and Administration Fees	87,356	79,550	67,041
Other Revenue, Including Interest and Investments	103,309	105,094	97,963
Total Revenues	3,880,084	2,996,361	2,442,666
Interest Expense	24,264	16,768	16,717
Net Revenues	3,855,820	2,979,593	2,425,949
Expenses
Employee Compensation and Benefits	2,500,834	1,974,036	1,656,875
Occupancy and Equipment Rental	108,784	90,953	84,329
Professional Fees(1)	103,044	96,205	73,741
Travel and Related Expenses	95,612	79,446	64,527
Technology and Information Services(1)	146,222	120,995	106,663
Depreciation and Amortization	32,557	24,468	24,348
Execution, Clearing and Custody Fees	12,499	13,211	12,275
Special Charges, Including Business Realignment Costs	—	7,305	2,921
Acquisition and Transition Costs	9,858	—	—
Other Operating Expenses	56,468	46,060	41,135
Total Expenses	3,065,878	2,452,679	2,066,814
Income Before Income from Equity Method Investments and Income Taxes	789,942	526,914	359,135
Income from Equity Method Investments	3,872	6,231	6,655
Income Before Income Taxes	793,814	533,145	365,790
Provision for Income Taxes	153,107	115,408	80,567
Net Income	640,707	417,737	285,223
Net Income Attributable to Noncontrolling Interest	48,785	39,458	29,744
Net Income Attributable to Evercore Inc.	$591,922	$378,279	$255,479
Net Income Attributable to Evercore Inc. Common Shareholders	$591,922	$378,279	$255,479
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,712	38,365	38,101
Diluted	42,131	41,646	40,099
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$15.29	$9.86	$6.71
Diluted	$14.05	$9.08	$6.37
(1)Certain balances in prior periods were reclassified to conform to the current presentation. See Note 2 for further information.

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net Income	$640,707	$417,737	$285,223
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(78)	(63)	(3,087)
Foreign Currency Translation Adjustment Gain (Loss), net	24,878	(10,282)	4,603
Other Comprehensive Income (Loss)	24,800	(10,345)	1,516
Comprehensive Income	665,507	407,392	286,739
Comprehensive Income Attributable to Noncontrolling Interest	50,656	38,632	29,856
Comprehensive Income Attributable to Evercore Inc.	$614,851	$368,760	$256,883

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share data)

				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2022	79,686,375	$797	$2,861,775	$(27,942)	$1,768,098	(41,339,113)	$(3,065,917)	$189,607	$1,726,418
Net Income	—	—	—	—	255,479	—	—	29,744	285,223
Other Comprehensive Income	—	—	—	1,404	—	—	—	112	1,516
Treasury Stock Purchases	—	—	—	—	—	(3,001,283)	(387,286)	—	(387,286)
Evercore LP Units Exchanged for Class A Common Stock	178,118	2	15,112	—	—	—	—	(11,490)	3,624
Equity-based Compensation Awards	2,249,516	22	288,155	—	—	—	—	24,301	312,478
Dividends	—	—	—	—	(130,921)	—	—	—	(130,921)
Noncontrolling Interest (Note 16)	—	—	(1,844)	—	—	—	—	(26,718)	(28,562)
Balance at December 31, 2023	82,114,009	821	3,163,198	(26,538)	1,892,656	(44,340,396)	(3,453,203)	205,556	1,782,490
Net Income	—	—	—	—	378,279	—	—	39,458	417,737
Other Comprehensive Income (Loss)	—	—	—	(9,519)	—	—	—	(826)	(10,345)
Treasury Stock Purchases	—	—	—	—	—	(2,311,176)	(448,221)	—	(448,221)
Evercore LP Units Exchanged for Class A Common Stock	351,849	4	38,254	—	—	—	—	(26,766)	11,492
Equity-based Compensation Awards	2,302,064	23	309,873	—	—	—	—	47,141	357,037
Dividends	—	—	—	—	(137,016)	—	—	—	(137,016)
Noncontrolling Interest (Note 16)	—	—	(969)	—	—	—	—	(30,397)	(31,366)
Balance at December 31, 2024	84,767,922	848	3,510,356	(36,057)	2,133,919	(46,651,572)	(3,901,424)	234,166	1,941,808
Net Income	—	—	—	—	591,922	—	—	48,785	640,707
Other Comprehensive Income	—	—	—	22,929	—	—	—	1,871	24,800
Treasury Stock Purchases	—	—	—	—	—	(2,398,458)	(661,059)	—	(661,059)
Evercore LP Units Exchanged for Class A Common Stock	365,809	4	54,726	—	—	—	—	(41,311)	13,419
Equity-based Compensation Awards	2,163,870	21	366,339	—	—	—	—	74,049	440,409
Shares Issued as Consideration for Acquisitions	275,219	3	95,863	—	—	—	—	—	95,866
Dividends	—	—	—	—	(144,026)	—	—	—	(144,026)
Noncontrolling Interest (Note 16)	—	—	(2,788)	—	—	—	—	(29,270)	(32,058)
Balance at December 31, 2025	87,572,820	$876	$4,024,496	$(13,128)	$2,581,815	(49,050,030)	$(4,562,483)	$288,290	$2,319,866

See Notes to Consolidated Financial Statements.

EVERCORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net Income	$640,707	$417,737	$285,223
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(24,082)	(33,682)	(34,671)
Equity Method Investments, Including (Gains) Losses on Sales and Redemptions	(112)	7,385	(192)
Equity-Based and Other Deferred Compensation	675,100	569,734	515,381
Noncash Lease Expense	49,798	41,792	42,153
Depreciation, Amortization and Accretion, net	10,537	(387)	2,388
Bad Debt Expense	5,635	2,334	5,559
Deferred Taxes	15,086	8,074	(2,894)
Decrease (Increase) in Operating Assets:
Investment Securities	23,918	30,839	11,635
Accounts Receivable	(124,587)	(54,589)	11,273
Receivable from Employees and Related Parties	(4,916)	(7,919)	(3,758)
Other Assets	(131,447)	6,797	(4,759)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	176,881	17,754	(325,732)
Accounts Payable and Accrued Expenses	14,489	1,743	(966)
Payables to Employees and Related Parties	16,053	5,446	(8,734)
Taxes Payable	11,161	(643)	(4,557)
Other Liabilities	(97,757)	(24,264)	(29,395)
Net Cash Provided by Operating Activities	1,256,464	988,151	457,954
Cash Flows From Investing Activities
Investments Purchased	(1,000)	(22)	(37)
Proceeds from Sale of Investments	—	18,113	—
Distributions of Private Equity Investments	1,887	—	105
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	3,247,890	3,066,469	3,279,088
Purchases of Investment Securities	(3,310,862)	(3,108,767)	(3,313,200)
Maturity of Certificates of Deposit	202,950	172,297	177,446
Purchase of Certificates of Deposit	(177,348)	(185,420)	(107,733)
Cash Acquired for Acquisitions, net of Cash Paid	12,160	—	—
Purchase of Furniture, Equipment and Leasehold Improvements	(74,002)	(30,101)	(20,048)
Net Cash Provided by (Used in) Investing Activities	(98,325)	(67,431)	15,621
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	1,331	85	733
Distributions to Noncontrolling Interests	(30,731)	(30,848)	(27,293)
Payments Under Tax Receivable Agreement	(11,371)	(11,427)	(10,843)
Payment of Notes Payable	(38,000)	—	—
Issuance of Notes Payable	250,000	—	—
Debt Issuance Costs	(662)	—	—
Purchase of Treasury Stock and Noncontrolling Interests	(661,780)	(450,530)	(391,964)
Dividends	(144,410)	(135,832)	(127,864)
Net Cash Provided by (Used in) Financing Activities	(635,623)	(628,552)	(557,231)
Effect of Exchange Rate Changes on Cash	31,517	(15,545)	17,017
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	554,033	276,623	(66,639)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	882,107	605,484	672,123
Cash, Cash Equivalents and Restricted Cash – End of Period	$1,436,140	$882,107	$605,484
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$19,896	$16,214	$16,181
Payments for Income Taxes	$117,312	$98,201	$74,639
Accrued Dividends	$15,537	$16,159	$17,054
Redemption of Luminis Interest	$—	$7,305	$—
Contingent Consideration Accrued	$24,521	$—	$—
Shares Issued as Consideration for Acquisitions	$95,767	$—	$—
Deferred Purchase Price Payable in Shares or Cash for Acquisitions	$94,893	$—	$—
Assets Acquired in Acquisitions	$27,906	$—	$—
Liabilities Assumed in Acquisitions	$27,906	$—	$—
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
The Investment Banking & Equities segment includes the investment banking business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures, shareholder activism and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides liability management and restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on partnerships and private funds interests, as well as on primary and secondary transactions for real estate oriented financial sponsors and private equity interests. The Investment Banking & Equities segment also includes the equities business through which the Company offers macroeconomic, policy and fundamental equity research and agency-based equity securities trading for institutional investors. The Company's interest in Seneca Advisors LTDA ("Seneca Evercore"), which is accounted for under the equity method of accounting, and the Company's former interest in Luminis Partners ("Luminis", through September 2024), are also reflected in the Investment Banking & Equities segment. In 2025, the Company acquired Robey Warshaw, an independent advisory firm headquartered in the United Kingdom.
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
The consolidated financial statements of the Company are comprised of the consolidation of Evercore LP and Evercore LP's wholly-owned and majority-owned direct and indirect subsidiaries, including Evercore Group L.L.C. ("EGL"), a registered broker-dealer in the U.S., and Evercore Partners International LLP ("Evercore U.K."), an investment firm in the U.K. The Company's policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities ("VIEs") where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. The Company reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investment is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date.
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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore U.K., Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada"), Evercore Asia Limited ("Evercore Hong Kong"), Evercore Asia (Singapore) Pte. Ltd. ("Evercore Singapore") and PT Evercore Advisory Indonesia ("Evercore Indonesia") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong, Evercore Singapore (as of January 1, 2025 for Evercore Singapore) and Evercore Indonesia (as of June 1, 2025 for Evercore Indonesia), the Company

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong, Evercore Singapore and Evercore Indonesia assets of $1,269,753 and liabilities of $485,879 at December 31, 2025 and Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada and Evercore Hong Kong assets of $581,814 and liabilities of $246,321 at December 31, 2024.
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
Class K LP Units – The Company periodically awards unvested Class K-P Units of Evercore LP ("Class K-P Units"). The Class K-P Units convert into Class K limited partnership units of Evercore LP ("Class K LP Units"), contingent and based upon the achievement of certain market, performance and service conditions. The Class K LP Units are ultimately exchangeable on a one-for-one basis for Class A Shares.
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
Placement fee revenues are attributable to capital raising for both corporations and financial sponsors. The Company recognizes placement fees in accordance with the terms of the engagement letter, which are generally contingent on the

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
achievement of a capital commitment by an investor, at the time of the client's acceptance of capital or capital commitments.
Underwriting Fees – Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized at the point in time when the offering has been deemed to be completed by the lead manager of the underwriting group, or in the case of certain ongoing issuances when the sale of the securities has occurred. When the offering is completed, the performance obligation has been satisfied and the Company recognizes the applicable management fee, selling concession, sales agent commission or placement agent fee. Offering expenses are presented gross in the Consolidated Statements of Operations. The Company also manages assignments involving the exchange of an issuer's securities where fees are recognized when earned.
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
Other Revenue, Including Interest and Investments, and Interest Expense – Other Revenue, Including Interest and Investments, includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including the Company's investment funds (which are used as an economic hedge against the Company's deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
•A gain on the sale of the remaining portion of the Company's interest in ABS in 2024. See Note 10 for further information
•A loss related to the release of cumulative foreign exchange losses resulting from the redemption of the Company's interest in Luminis in 2024. See Note 10 for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments
•Realized and unrealized gains and losses on interests in private equity funds which the Company does not manage
•Adjustments to amounts due pursuant to the Company's tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Interest Expense includes interest expense associated with the Company’s Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration and mandatorily redeemable interests.
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
See Note 9 for further information.
Furniture, Equipment and Leasehold Improvements – Fixed assets, including equipment, hardware and software and leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Furniture, equipment and computer hardware and software are depreciated using the straight-line method over the estimated useful lives of the assets, primarily ranging from three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Certain costs associated with the acquisition or development of internal-use software and cloud computing arrangements are also capitalized. Once the software is ready for its intended use, the capitalized costs are amortized using the straight-line method over the estimated useful life of the software or hosting arrangement. Capitalized costs associated with cloud computing arrangements are presented in the same line item on the Consolidated Statements of Financial Condition that a prepayment of the fees for the associated hosting arrangement is presented in (within Other Assets). The capitalized costs associated with cloud computing arrangements are amortized over the term of the arrangement and the expense is presented in the same line item on the Consolidated Statements of Operations as the fees associated with the hosting element of the arrangement (within Technology and Information Services).
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
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, in accordance with ASC 360, "Property, Plant, and Equipment" ("ASC 360").
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
The Company's medical insurance plan in the U.S. is a self-funded plan and the Company is liable for the funding of claims under the plan. The Company also maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. In accordance with ASC 405-30, "Liabilities - Insurance-Related Assessments", the Company accrues losses for the total cost of both asserted and unasserted claims. The cost of incurred but not reported claims is measured at the present value, as applicable, of the estimated ultimate cost to the plan of settling those claims. See Note 14 for further information.
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
See Note 21 for further information.
Reclassifications – During 2025, certain balances on the Consolidated Statements of Operations for prior periods were reclassified to conform to the current presentation, with no impact on previously reported Net Income.
Technology and Information Services – The Company renamed "Communications and Information Services" to "Technology and Information Services" on the Consolidated Statements of Operations and reclassified $39,521 and $35,060 of technology and related expenses from "Professional Fees" to "Technology and Information Services" for the years ended December 31, 2024 and 2023, respectively.
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
ASU 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 provides amendments to ASC 740, which require greater disaggregation of information in a reporting entity's effective tax rate reconciliation, require disaggregation of income taxes paid by federal, state, and foreign jurisdictions and add or modify certain other disclosure requirements. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis. The adoption of ASU 2023-09 resulted in the Company providing disclosure of incremental income tax information, including greater disaggregation of information in the effective income tax rate reconciliation and of income taxes paid. While ASU 2023-09 implements further income tax disclosure requirements, it does not change how an entity determines its income tax obligation, and it had no impact on the Company's financial condition, results of operations or cash flows. See Note 21 for further information.
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
ASU 2025-05 – In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides amendments to ASC 326, which allow entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments in this update are effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a prospective basis. The Company adopted ASU 2025-05 on January 1, 2026 on a prospective basis and elected the practical expedient provided by ASU 2025-05. Under this expedient, the Company assumes that economic conditions as of the balance sheet date remain unchanged for the remaining life of all current accounts receivable and current contract assets arising from transactions under ASC 606. The Company continues to estimate expected credit losses for non-current receivables and contract assets in accordance with ASC 326's standard methodology. The adoption of ASU 2025-05 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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
ASU 2025-11 – In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements" ("ASU 2025-11"). ASU 2025-11 provides amendments to ASC 270, which clarify interim disclosure requirements and require disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update are effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a prospective or retrospective basis. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Investment Banking & Equities:
Advisory Fees	$3,267,087	$2,440,605	$1,963,857
Underwriting Fees	179,647	157,067	111,016
Commissions and Related Revenue	242,685	214,045	202,789
Total Investment Banking & Equities	$3,689,419	$2,811,717	$2,277,662

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$87,356	$79,550	$67,041
Total Investment Management	$87,356	$79,550	$67,041
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the years ended December 31, 2025 and 2024 are as follows:

	For the Year Ended December 31, 2025
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2025	$421,502	$101,314	$62,379	$14,477	$3,582
Increase	134,310	28,539	85,065	13,428	2,413
Balance at December 31, 2025	$555,812	$129,853	$147,444	$27,905	$5,995

	For the Year Ended December 31, 2024
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2024	$371,606	$93,689	$85,401	$5,845	$3,524
Increase (Decrease)	49,896	7,625	(23,022)	8,632	58
Balance at December 31, 2024	$421,502	$101,314	$62,379	$14,477	$3,582
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
The Company recognized revenue of $28,129, $23,302 and $29,587 on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Consolidated Statements of Financial Condition.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the years ended December 31, 2025 and 2024 is as follows:

	For the Years Ended December 31,
	2025	2024
Beginning Balance	$2,253	$5,603
Bad debt expense, net of reversals	5,635	2,334
Write-offs, foreign currency translation and other adjustments	(4,905)	(5,684)
Ending Balance	$2,983	$2,253
The change in the balance during the year ended December 31, 2025 is primarily related to an increase in the Company's reserve for credit losses, partially offset by the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets, primarily from the Company's private and secondary fund advisory businesses, as of December 31, 2025, by year of origination:

	Amortized Carrying Value by Origination Year
	2025	2024	2023	2022	2021	Total
Long-term Accounts Receivable and Long-term Contract Assets	$102,611	$38,812	$11,923	$4,346	$66	$157,758
Note 5 – Business Changes and Developments
Robey Warshaw
On July 29, 2025, the Company entered into an agreement to acquire Robey Warshaw, an independent advisory firm headquartered in the United Kingdom. The transaction closed on October 1, 2025.
As consideration for the acquisition, the Company delivered to the sellers £71,250 ($95,767) at closing in the form of 275 Class A Shares, as well as cash of $5,345. Of the £71,250 delivered in Class A Shares at closing, £62,700 ($84,275) is subject to repayment if the sellers fail to provide service over a four-year period following the acquisition and, as such, will be treated as compensation for accounting purposes. See Note 18 for further information. Additionally, the Company will deliver to the sellers £74,813 ($100,796) due on the first anniversary of the closing (in Class A Shares or cash), the present value of which was $94,893 at closing and is classified within Payable to Employees and Related Parties on the Company's Consolidated Statement of Financial Condition as of December 31, 2025. The sellers are also entitled to contingent consideration, which had a fair value of $24,521 as of December 31, 2025, and will be payable on various dates between closing and shortly following the sixth anniversary of closing, dependent on the achievement of certain performance thresholds over a multi-year period. This contingent consideration was recorded, at fair value, within Other Long-term Liabilities on the Company's Consolidated Statement of Financial Condition as of December 31, 2025.
This transaction resulted in the Company recognizing goodwill of $102,221 at closing, as well as intangible assets relating to advisory backlog of $10,887 and client relationships of $22,850, recognized in the Investment Banking & Equities segment. These intangible assets are being amortized over an estimated useful life of 18 months and three years, respectively. The Company recognized $3,660 of amortization expense related to these intangible assets for the year ended December 31, 2025.
As part of the consideration transferred to the sellers, the Company also issued performance-based awards which are treated as compensation for accounting purposes. Furthermore, the Company also granted retention awards to Robey Warshaw employees joining the Company which are treated as compensation for accounting purposes. See Note 18 for further information.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Goodwill and Intangible Assets

Goodwill associated with the Company's acquisitions is as follows:

	Investment Banking & Equities	Investment Management	Total
Balance at December 31, 2023(1)	$117,966	$7,527	$125,493
Foreign Currency Translation and Other	(1,041)	—	(1,041)
Balance at December 31, 2024(1)	116,925	7,527	124,452
Acquisition of Robey Warshaw	102,221	—	102,221
Foreign Currency Translation and Other	4,110	—	4,110
Balance at December 31, 2025(1)	$223,256	$7,527	$230,783
(1)The amount of the Company's goodwill before accumulated impairment losses of $38,528 was $269,311, $162,980 and $164,021 at December 31, 2025, 2024 and 2023, respectively.

Intangible assets associated with the Company's acquisitions are as follows:

	December 31, 2025
	Gross Carrying Amount			Accumulated Amortization
	Investment Banking & Equities	Investment Management	Total	Investment Banking & Equities	Investment Management	Total

Client Relationships	$22,904	$—	$22,904	$1,909	$—	$1,909
Advisory Backlog	10,913	—	10,913	1,818	—	1,818
Total	$33,817	$—	$33,817	$3,727	$—	$3,727
Expense associated with the amortization of intangible assets was $3,660 for the year ended December 31, 2025.
Based on the intangible assets above, as of December 31, 2025, annual amortization of intangibles for each of the next five years is as follows:

2026	$14,910
2027	$9,454
2028	$5,726
2029	$—
2030	$—
At November 30, 2025 and 2024, in accordance with ASC 350, "Intangibles - Goodwill and Other", the Company performed its annual goodwill impairment assessment and concluded that the fair value of its reporting units substantially exceeded their carrying values. The Company also concluded that there was no impairment of intangible assets during the year ended December 31, 2025.
Note 6 – Acquisition and Transition Costs and Special Charges, Including Business Realignment Costs
Acquisition and Transition Costs
The Company incurred acquisition-related costs of $9,858 for the year ended December 31, 2025, primarily comprised of professional fees and certain other costs incurred related to the acquisition of Robey Warshaw and transfer taxes and professional fees incurred resulting from the Company's reorganization of businesses within the Europe, Middle East and Africa ("EMEA") legal entity structure, which are included in Acquisition and Transition Costs on the Consolidated Statement of Operations.

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
Note 7 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $8,196, $2,932 and $5,494 for the years ended December 31, 2025, 2024 and 2023, respectively.
Other Assets on the Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $34,675 and $29,357 as of December 31, 2025 and 2024, respectively. See Note 18 for further information.
Receivable from Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
Advances to Employees	$38,658	$33,378
Amounts Due From Employees (Sellers) for the Acquisition of Robey Warshaw(1)	24,554	—
Other	222	188
Receivable from Employees and Related Parties	$63,434	$33,566
(1)Reflects the current portion of the Robey Warshaw acquisition consideration subject to repayment if the sellers fail to provide service over the requisite service period. The long-term portion of $53,783 is included within Other Assets on the Consolidated Statement of Financial Condition at December 31, 2025. See Note 18 for further information.
Payable to Employees and Related Parties on the Consolidated Statements of Financial Condition consisted of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
Amounts Due to Members of Evercore U.K.	$55,927	$37,101
Amounts Due Pursuant to Tax Receivable Agreements(1)	10,264	10,423
Deferred Purchase Consideration Due to Employees (Sellers) for the Acquisition of Robey Warshaw	96,538	—
Amounts Due in Final Distribution of Robey Warshaw LLP	16,914	—
Amounts Due for the Purchase of Evercore Wealth Management ("EWM") Class A Units(2)	770	—
Other	1,178	970
Payable to Employees and Related Parties	$181,591	$48,494
(1)Reflects the current portion due related to the Member exchange of Class A LP Units for Class A Shares. The long-term portion of $59,579 and $52,968 is included within Amounts Due Pursuant to Tax Receivable Agreements on the Consolidated Statements of Financial Condition at December 31, 2025 and 2024, respectively.
(2)Reflects the current portion due related to the commitment to purchase EWM Class A Units. The long-term portion of $1,319 is included within Other Long-term Liabilities on the Consolidated Statements of Financial Condition at December 31, 2025. See Note 16 for further information.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 8 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Debt Securities	$877,803	$813,804
Equity Securities	355	298
Debt Securities Carried by EGL	486,641	459,916
Investment Funds	175,418	178,703
Total Investment Securities, at fair value	$1,540,217	$1,452,721

Certificates of Deposit, at contract value	40,421	66,660

Total Investment Securities and Certificates of Deposit	$1,580,638	$1,519,381
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
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $218 and $297 as of December 31, 2025 and 2024, respectively. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($21) as of December 31, 2025.
Net unrealized gains (losses) included in Other Comprehensive Income were ($104), $162 and $139 for the years ended December 31, 2025, 2024 and 2023, respectively.
Gross realized gains included within Other Revenue, Including Interest and Investments, were $3 for the year ended December 31, 2025. Gross realized losses included within Other Revenue, Including Interest and Investments, were ($20), ($49) and ($261) for the years ended December 31, 2025, 2024 and 2023, respectively.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $1,681,964, $1,291,058 and $1,772,642 for the years ended December 31, 2025, 2024 and 2023, respectively.
Scheduled maturities of the Company's available-for-sale debt securities as of December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$877,606	$877,803	$813,507	$813,804
Total	$877,606	$877,803	$813,507	$813,804
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasury securities and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at December 31, 2025 and has not recorded a credit allowance on these securities.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net unrealized gains (losses) of $57, ($78) and $41 for the years ended December 31, 2025, 2024 and 2023, respectively.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury securities. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($78), $12 and $216 for the years ended December 31, 2025, 2024 and 2023, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 18 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Consolidated Statements of Operations. The Company had net realized and unrealized gains of $25,670, $33,894 and $31,724 for the years ended December 31, 2025, 2024 and 2023, respectively (of which $2,716, $23,192 and $26,342, respectively, were net unrealized gains).
Certificates of Deposit
At December 31, 2025 and 2024, the Company held certificates of deposit of $40,421 and $66,660, respectively, with certain banks with original maturities of seven months or less when purchased.
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis, which include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office space of $72,250, $60,159 and $56,202 for the years ended December 31, 2025, 2024 and 2023, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $7,322, $5,815 and $5,548 for the years ended December 31, 2025, 2024 and 2023, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $6,037 and $5,886 as of December 31, 2025 and 2024, respectively, which are secured by cash that is included in Other Assets on the Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Consolidated Statements of Operations includes operating lease cost for office equipment of $6,537, $6,372 and $5,663 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Company incurred net operating cash outflows of $76,086, $45,572 and $46,030 for the years ended December 31, 2025, 2024 and 2023, respectively, related to its operating leases, which was net of cash received from lease incentives of $8,128, $2,666 and $5,599 for the years ended December 31, 2025, 2024 and 2023, respectively.
Other information as it relates to the Company's operating leases is as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2025	2024
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$64,644	$104,203

	December 31,
	2025	2024
Weighted-average remaining lease term - operating leases	9.4 years	10.2 years
Weighted-average discount rate - operating leases	4.85%	4.77%
As of December 31, 2025, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2026	$85,053
2027	82,488
2028	73,163
2029	61,499
2030	72,197
Thereafter	350,095
Total lease payments	724,495
Less: Tenant Improvement Allowances	(15,232)
Less: Imputed Interest	(142,406)
Present value of lease liabilities	566,857
Less: Current lease liabilities	(58,666)
Long-term lease liabilities	$508,191
The Company has entered into certain lease agreements, primarily for office space, which have not yet commenced and thus are not yet included on the Company's Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence in 2026 and will have lease terms of 1 to 8 years once they have commenced. The additional future payments under these arrangements are $4,956 as of December 31, 2025.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Atalanta Sosnoff	$11,261	$11,155
Seneca Evercore	1,312	1,462
Total	$12,573	$12,617

Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At December 31, 2025, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $3,866, $3,127 and $1,903 for the years ended December 31, 2025, 2024 and 2023, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At December 31, 2025, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings of $6, $290 and $230 for the years ended December 31, 2025, 2024 and 2023, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Consolidated Statements of Financial Condition.
ABS
In July 2024, the Company sold its remaining 26% ownership interest in ABS for cash of $18,113. This transaction resulted in a gain of $615 for the year ended December 31, 2024, included within Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations.
This investment resulted in earnings of $2,031 and $4,132 for the years ended December 31, 2024 and 2023, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Luminis
In September 2024, the Company agreed to the redemption of its interest in Luminis, such that it no longer has an equity interest in Luminis following the redemption. The Company received no consideration in respect of the redemption. As a result, the Company incurred a loss associated with the write-off of the remaining carrying value of its investment of $7,305 for the year ended December 31, 2024, included within Special Charges, Including Business Realignment Costs, on the Consolidated Statement of Operations. This investment was subject to currency translation from the Australian dollar to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Consolidated Statement of Financial Condition. Accordingly, the redemption resulted in the reclassification of $581 and $77 of cumulative foreign currency translation losses from Accumulated Other Comprehensive Income (Loss) and Noncontrolling Interest, respectively, on the Consolidated Statement of Financial Condition to Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations for the year ended December 31, 2024.
This investment resulted in earnings of $783 and $390 for the years ended December 31, 2024 and 2023, respectively, included within Income from Equity Method Investments on the Consolidated Statements of Operations.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $248 for the year ended December 31, 2025 and $316 for each of the years ended December 31, 2024 and 2023.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The Company assesses each of its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Investments in Private Equity
Private Equity Funds
The Company's investments related to private equity partnerships and associated entities include investments in Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III"), Glisco Capital Partners IV ("Glisco IV"), Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV", through December 2025) and Trilantic Capital Partners V, L.P. ("Trilantic V"). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of unrealized gains and losses occurring from changes in fair value, as well as its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
A summary of the Company's investments in the private equity funds as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Glisco II, Glisco III and Glisco IV	$1,927	$3,569
Trilantic IV and Trilantic V	725	1,862
Total Private Equity Funds	$2,652	$5,431
Net realized and unrealized gains (losses) on private equity fund investments were ($1,120), ($101) and $946 for the years ended December 31, 2025, 2024 and 2023, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of December 31, 2025, there was no previously distributed carried interest received from the funds subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $1,327 and $2,956 included in its Consolidated Statements of Financial Condition at December 31, 2025 and 2024, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of December 31, 2025 and 2024 was $3,510 and $5,138, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company makes investments in private companies in exchange for equity securities and warrants, or receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $1,673 and $625 as of December 31, 2025 and 2024, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
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

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Investments and certain other financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 – Quoted prices are available in active markets for identical assets and liabilities as of the reporting date. The type of investments included in Level 1 include listed equities, listed derivatives and U.S. Treasury securities. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
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
Level 3 – Pricing inputs are unobservable for the asset or liability and includes situations where there is little, if any, market activity. The inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the categorization of investments and certain other financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities Carried by EGL	$486,641	$—	$—	$486,641
Other Debt and Equity Securities(1)	901,266	—	—	901,266
Investment Funds	175,418	—	—	175,418
Total Assets Measured At Fair Value	$1,563,325	$—	$—	$1,563,325
Liabilities:
Contingent Consideration Liability(2)	$—	$—	$24,521	$24,521
Total Liabilities Measured at Fair Value	$—	$—	$24,521	$24,521

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities Carried by EGL	$459,916	$—	$—	$459,916
Other Debt and Equity Securities(1)	824,069	—	—	824,069
Investment Funds	178,703	—	—	178,703
Total Assets Measured At Fair Value	$1,462,688	$—	$—	$1,462,688
(1)Includes $23,108 and $9,967 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2025 and 2024, respectively.
(2)The contingent consideration liability is initially recorded at fair value on the acquisition date and is included within Other Long-term Liabilities on the Company's Consolidated Statement of Financial Condition. The fair value of the contingent consideration liability is remeasured at each reporting period using the probability-weighted expected return method. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods. Any change in the fair value is recognized in Other Operating Expenses on the Company's Consolidated Statement of Operations. There was no change in the fair value of this liability from acquisition to December 31, 2025.
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

		December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents(1)	$1,402,912	$1,402,912	$—	$—	$1,402,912
Certificates of Deposit	40,421	—	40,421	—	40,421
Receivables(2)	685,665	—	680,998	—	680,998
Contract Assets(3)	175,349	—	173,097	—	173,097
Closely-held Equity Securities	1,673	—	—	1,673	1,673
Financial Liabilities:
Accounts Payable and Accrued Expenses	$44,562	$—	$44,562	$—	$44,562
Payable to Employees and Related Parties	181,591	—	181,591	—	181,591
Notes Payable(4)	588,224	—	575,879	—	575,879

		December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents(1)	$863,078	$863,078	$—	$—	$863,078
Certificates of Deposit	66,660	—	66,660	—	66,660
Receivables(2)	522,816	—	518,485	—	518,485
Contract Assets(3)	76,856	—	76,184	—	76,184
Closely-held Equity Securities	625	—	—	625	625
Financial Liabilities:
Accounts Payable and Accrued Expenses	$29,041	$—	$29,041	$—	$29,041
Payable to Employees and Related Parties	48,494	—	48,494	—	48,494
Notes Payable(4)	373,895	—	356,531	—	356,531
(1)Excludes $23,108 and $9,967 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Consolidated Statements of Financial Condition as of December 31, 2025 and 2024, respectively.
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
Note 12 – Furniture, Equipment and Leasehold Improvements
Furniture, Equipment and Leasehold Improvements consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Furniture and Equipment	$97,521	$83,483
Leasehold Improvements	212,598	168,485
Computer and Technology-related	50,217	44,243
Total	360,336	296,211
Less: Accumulated Depreciation and Amortization	(170,272)	(151,455)
Furniture, Equipment and Leasehold Improvements, Net	$190,064	$144,756

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Depreciation and amortization expense for Furniture, Equipment and Leasehold Improvements totaled $28,897, $24,468 and $24,348 for the years ended December 31, 2025, 2024 and 2023, respectively.
Other Assets on the Consolidated Statements of Financial Condition includes capitalized costs associated with cloud computing arrangements of $20,520 and $18,087 as of December 31, 2025 and 2024, respectively. Amortization expense for capitalized costs associated with cloud computing arrangements was $5,330, $3,169 and $2,631 for the years ended December 31, 2025, 2024 and 2023, respectively, included within Technology and Information Services on the Consolidated Statements of Operations.
Note 13 – Notes Payable
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes, including: $38,000 aggregate principal amount of its 4.88% Series A senior notes which were due and repaid on March 30, 2021 (the "Series A Notes"), $67,000 aggregate principal amount of its 5.23% Series B senior notes which were originally due March 30, 2023 and prepaid on June 28, 2022 (the "Series B Notes"), $48,000 aggregate principal amount of its 5.48% Series C senior notes due March 30, 2026 (the "Series C Notes") and $17,000 aggregate principal amount of its 5.58% Series D senior notes due March 30, 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to a note purchase agreement dated as of March 30, 2016 (the "2016 Note Purchase Agreement") and amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
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
On July 24, 2025, the Company issued an aggregate of $250,000 of senior notes, including: $125,000 aggregate principal amount of its 5.17% Series K senior notes due July 24, 2030 (the "Series K Notes") and $125,000 aggregate principal amount of its 5.47% Series L senior notes due July 24, 2032 (the "Series L Notes" and together with the Series K Notes, the "2025 Private Placement Notes"), pursuant to a note purchase agreement dated as of July 10, 2025 (the "2025 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. The Company intends to use a portion of the net proceeds from the issuance and sale of the 2025 Private Placement Notes to repay certain maturing notes issued under prior note purchase agreements. The remaining net proceeds will be used for general corporate purposes.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." The 2025 Private Placement Notes also allow for prepayment within six months of maturity without an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. Interest on the notes is subject to certain escalation provisions in the event that the leverage ratio exceeds certain thresholds. As of December 31, 2025, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of December 31, 2025 and 2024:

			Carrying Value(1) at
			December 31,
Note	Maturity Date	Effective Annual Interest Rate	2025	2024
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$47,981	$47,908
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,950	16,929
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,696	74,619
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,684	59,635
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,755	39,728
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	33,497	31,073
Evercore Inc. 1.97% Series I Senior Notes	8/1/2025	2.20%	—	37,951
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	66,280	66,052
Evercore Inc. 5.17% Series K Senior Notes	7/24/2030	5.23%	124,695	—
Evercore Inc. 5.47% Series L Senior Notes	7/24/2032	5.52%	124,686	—
Total			$588,224	$373,895
Less: Current Portion of Notes Payable			(47,981)	(37,951)
Notes Payable			$540,243	$335,944
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
As of December 31, 2025, the future payments required on the Notes Payable, including principal and interest, were as follows:

2026	$75,509
2027	26,194
2028	109,719
2029	96,343
2030	142,178
Thereafter	280,611
Total	$730,554
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
The Company made contributions to the Evercore Plan of $2,797, $2,802 and $2,533 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Company made contributions to the Evercore Europe Plan of $6,311, $5,317 and $4,580 for the years ended December 31, 2025, 2024 and 2023, respectively.
Evercore ISI U.K. Personal Pension Plan – For employees of Evercore ISI U.K., a personal pension plan is available for all employees to contribute a percentage of their salary. The Company contributes 9% of an employee's salary. The Company made contributions to the Evercore ISI U.K. Personal Pension Plan of $65, $56 and $57 for the years ended December 31, 2025, 2024 and 2023, respectively.
Contributions to the various plans are recorded in Employee Compensation and Benefits on the Consolidated Statements of Operations and accrued in Accrued Compensation and Benefits on the Consolidated Statements of Financial Condition.
In addition, the Company offers separation and transition and certain other benefits. See Note 18 for further information.
Self-Funded Medical Insurance Program – The Company's medical insurance plan in the U.S. is a self-funded plan and the Company is liable for the funding of claims under the plan. The Company maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported or paid claims is $4,821 and $3,268 as of December 31, 2025 and 2024, respectively, which is included within Accrued Compensation and Benefits on the Consolidated Statements of Financial Condition.
Note 15 – Evercore Inc. Stockholders' Equity
Dividends – On February 3, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.84 per share to the holders of record of the Company's Class A Shares as of February 27, 2026, which will be paid on March 13, 2026. During the year ended December 31, 2025, the Company declared and paid dividends of $3.32 per share, totaling $128,489, and accrued deferred cash dividends on unvested and vested restricted stock units ("RSUs") totaling $15,537. During the year ended December 31, 2025, the Company also paid deferred cash dividends of $15,921. During the year ended December 31, 2024, the Company declared and paid dividends of $3.16 per share, totaling $120,857, and accrued deferred cash dividends on unvested and vested RSUs totaling $16,159. During the year ended December 31, 2024, the Company also paid deferred cash dividends of $14,975.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Treasury Stock – During the year ended December 31, 2025, the Company purchased 955 Class A Shares from employees at an average cost per share of $284.01, primarily for the net settlement of stock-based compensation awards, and 1,443 Class A Shares at an average cost per share of $269.74 pursuant to the Company's share repurchase program. The aggregate 2,398 Class A Shares were purchased at an average cost per share of $275.42 and the result of these purchases was an increase in Treasury Stock of $660,593 (excluding $466 of excise tax levied on share repurchases, net of issuances) on the Company's Consolidated Statement of Financial Condition as of December 31, 2025. During the year ended December 31, 2024, the Company purchased 998 Class A Shares from employees at an average cost per share of $179.67, primarily for the net settlement of stock-based compensation awards, and 1,313 Class A Shares at an average cost per share of $203.84 pursuant to the Company's share repurchase program. The aggregate 2,311 Class A Shares were purchased at an average cost per share of $193.40 and the result of these purchases was an increase in Treasury Stock of $446,985 (excluding $1,236 of excise tax levied on share repurchases, net of issuances) on the Company's Consolidated Statement of Financial Condition as of December 31, 2024.
During the year ended December 31, 2025, the Company entered into agreements to purchase 470 Class A Shares from Ed Hyman, who until February 10, 2025 was an executive officer of the Company, at an average price of $243.34 per share, resulting in a total purchase price of $114,372. These purchases were made pursuant to the Company's share repurchase program and are included within the above treasury stock purchases for the year ended December 31, 2025.
Evercore LP Units – During the year ended December 31, 2025, 366 LP Units were exchanged for Class A Shares, resulting in an increase to Class A Common Stock and Additional Paid-In Capital of $4 and $41,307, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2025. During the year ended December 31, 2024, 352 LP Units were exchanged for Class A Shares, resulting in an increase to Class A Common Stock and Additional Paid-In Capital of $4 and $26,762, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2024. See Notes 16 and 21 for further information.
During the year ended December 31, 2025, the Company issued 2 Class A LP Units. See Note 16 for further information.
Accumulated Other Comprehensive Income (Loss) – As of December 31, 2025, Accumulated Other Comprehensive Income (Loss) on the Company's Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of $92 and ($13,220), respectively.
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

	As of December 31,
	2025	2024	2023
Evercore LP	6%	6%	7%
EWM	27%	26%	26%
The Noncontrolling Interests for Evercore LP and EWM have rights, in certain circumstances, to convert into Class A Shares.
The Company has outstanding LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. See Note 2 for further information.
Changes in Noncontrolling Interest for the years ended December 31, 2025, 2024 and 2023 were as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2025	2024	2023
Beginning balance	$234,166	$205,556	$189,607

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	48,785	39,458	29,744
Other Comprehensive Income (Loss)	1,871	(826)	112
Total Comprehensive Income	50,656	38,632	29,856

Evercore LP Units Exchanged for Class A Shares	(41,311)	(26,766)	(11,490)

Amortization and Vesting of LP Units and EWM Class A Units (see Note 18)	74,049	47,141	24,301

Other Items:
Distributions to Noncontrolling Interests	(30,731)	(30,848)	(27,293)
Issuance of Noncontrolling Interest	1,617	518	733
Purchase of Noncontrolling Interest	(156)	(67)	(158)
Total Other Items	(29,270)	(30,397)	(26,718)

Ending balance	$288,290	$234,166	$205,556
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized losses on securities and investments, net, of ($6), ($6) and ($268) for the years ended December 31, 2025, 2024 and 2023, respectively, and foreign currency translation adjustment gains (losses), net, of $1,877, ($897) and $380 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Evercore LP Units – During the year ended December 31, 2025, 366 LP Units were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $41,311 and increases to Class A Common Stock and Additional Paid-In Capital of $4 and $41,307, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2025.
In addition, 352 and 178 LP Units were exchanged for Class A Shares during the years ended December 31, 2024 and 2023, respectively.
During the year ended December 31, 2025, the Company issued 2 Class A LP Units. This resulted in an increase to Noncontrolling Interest of $517 on the Company's Consolidated Statement of Financial Condition as of December 31, 2025.
See Note 15 for further information.
EWM Class A Units – During 2025 and 2024, the Company granted 395 and 297 EWM Class A Units, respectively, which generally vest ratably over three years. Compensation expense related to EWM Class A Units was $2,421 and $1,012 for the years ended December 31, 2025 and 2024, respectively.
Interests Issued – During 2025, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $1,100 on the Company's Consolidated Statement of Financial Condition as of December 31, 2025.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Interests Purchased – During 2025, the Company purchased, at fair value, an additional 0.1% of the EWM Class A Units for $1,259. The Company has also committed to purchase an additional 0.5% of interests from individuals in equal tranches over the next three years, at fair value at the time of the purchase. These transactions resulted in a decrease to Noncontrolling Interest of $156 and a decrease to Additional Paid-In Capital of $2,788 on the Company's Consolidated Statement of Financial Condition as of December 31, 2025. The Company recorded $770 and $1,319 in Payable to Employees and Related Parties and Other Long-term Liabilities, respectively, on the Consolidated Statement of Financial Condition as of December 31, 2025, reflecting the current fair value of amounts committed to be purchased in the future and accrued distributions related to those interests. The Company incurred expense of $539 within Interest Expense on the Consolidated Statement of Operations for the year ended December 31, 2025 in conjunction with these arrangements.
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
EWM Class P-I Units – In December 2025, the Company awarded 0.3 EWM Class P-I Units. These EWM Class P-I Units convert into a number of EWM Class A Units contingent and based upon the achievement of certain market conditions related to the value of EWM Class A Units, defined benchmark results and continued service through June 30, 2028. The number of EWM Class A Units received in conversion is dependent on the level of defined benchmarks achieved, as well as the value of EWM Class A Units at the time of conversion. The EWM Class A Units received in conversion vest in three equal tranches on the first, second and third anniversaries of the date of conversion, subject to continued service. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. As of December 31, 2025, the Company determined that the achievement of performance conditions of these awards were not probable and therefore no expense was recognized for 2025.
Note 17 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the years ended December 31, 2025, 2024 and 2023 are described and presented below.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2025	2024	2023
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$591,922	$378,279	$255,479
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,712	38,365	38,101
Basic net income per share attributable to Evercore Inc. common shareholders	$15.29	$9.86	$6.71
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$591,922	$378,279	$255,479
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$591,922	$378,279	$255,479
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,712	38,365	38,101
Assumed exchange of LP Units for Class A Shares(1)	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method	2,479	2,778	1,902
Shares that are contingently issuable(2)	940	503	96
Diluted weighted average Class A Shares outstanding	42,131	41,646	40,099
Diluted net income per share attributable to Evercore Inc. common shareholders	$14.05	$9.08	$6.37
(1)The Company has outstanding LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the years ended December 31, 2025, 2024 and 2023, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,238, 2,500 and 2,769 for the years ended December 31, 2025, 2024 and 2023, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $37,413, $26,541 and $20,442 for the years ended December 31, 2025, 2024 and 2023, respectively. In computing this adjustment, the Company assumes that all LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.
(2)The Company has outstanding Class K-P Units which are contingently exchangeable into Class K LP Units, and ultimately Class A Shares, as they are subject to certain performance thresholds being achieved. The Company also has certain outstanding RSUs and acquisition-related awards which vest contingent upon certain performance thresholds being achieved. See Note 18 for further information. For the purpose of calculating diluted net income per share attributable to Evercore Inc. common shareholders, the Company's Class K-P Units and these certain outstanding RSUs and acquisition-related awards are included in diluted weighted average Class A Shares outstanding, as calculated using the Treasury Stock Method, as of the beginning of the period in which all necessary performance conditions have been satisfied. If all necessary performance conditions have not been satisfied by the end of the period, the number of shares that are included

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
in diluted weighted average Class A Shares outstanding is based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period.
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
•In December 2021, the Company awarded 400 Class K-P Units. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through December 31, 2025. In December 2025, these Class K-P Units converted into 600 Class K LP Units upon the achievement of certain market conditions, defined benchmark results and service conditions. As this award contained market, performance and service conditions, the expense for this award was recognized over the service period of the award and reflected the fair value of the underlying units as determined at the award's grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition.
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
As of December 31, 2025, 693 unvested Class K-P Units were outstanding. The Company determined the grant date fair value of these awards probable to vest as of December 31, 2025 to be $240,398, related to 1,509 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $71,628, $45,962 and $24,058 for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, the total compensation cost not yet recognized related to the Class K-P Units based on the value of units currently expected to vest was $148,128. The weighted-average period over which this compensation cost is expected to be recognized is 39 months.
Class L Interests
In January 2023, 2024 and 2025, the Company's Board of Directors approved the issuance of Class L Interests of Evercore LP ("Class L Interests") to certain of the named executive officers of the Company, pursuant to which the named executive officers received a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2024, 2025 and 2026, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to those named executive officers of the Company in respect of their service for 2023, 2024 and 2025, respectively. Following the distributions, the Class L Interests are cancelled pursuant to their terms.
The Company records expense related to these Class L Interests as part of its accrual for incentive compensation within Employee Compensation and Benefits on the Consolidated Statements of Operations.
In January 2026, the Company's Board of Directors approved the issuance of Class L Interests to certain of the named executive officers of the Company, pursuant to which those named executive officers may receive a discretionary distribution of profits from Evercore LP, to be paid in the first quarter of 2027. Distributions pursuant to these interests are anticipated to be

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
made in lieu of any cash incentive compensation payments which may otherwise have been made to the named executive officers of the Company in respect of their service for 2026.
Stock Incentive Plan
During 2024, the Company's stockholders approved the Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Third Amended 2016 Plan"), which amended the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Third Amended 2016 Plan, among other things, authorizes the grant of an additional 6,000 of the Company's Class A Shares and permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Third Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Third Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Third Amended 2016 Plan was 6,570 as of December 31, 2025, approximately 1,600 of which were used for RSUs granted in the first quarter of 2026, as described below.
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
The Company had 103 RSUs which were fully vested but not delivered as of December 31, 2025.
Equity Grants
2025 Equity Grants. During 2025, pursuant to the Third Amended 2016 Plan, the Company granted employees 1,872 RSUs that are subject to service-based vesting requirements ("Service-based Awards"). Service-based Awards granted during 2025 had grant date fair values of $193.07 to $332.61 per share, with an average value of $260.69 per share and generally vest ratably over four years.
The following table summarizes activity related to Service-based Awards during the year ended December 31, 2025:

	Service-based Awards
	Number of Shares	Grant Date Weighted Average Fair Value
Unvested Balance at January 1, 2025	5,059	$751,157
Granted	1,872	488,106
Modified	—	—
Forfeited	(83)	(16,385)
Vested	(2,127)	(301,280)
Unvested Balance at December 31, 2025	4,721	$921,598
Compensation expense related to Service-based Awards was $354,950 for the year ended December 31, 2025.
In addition, in June 2024, the Company granted 30 RSUs which may convert into a maximum of 80 RSUs contingent and based upon the achievement of certain defined benchmark results and continued service through April 1, 2031. The grant date fair value of these awards probable to vest as of December 31, 2025 was $9,810, related to 51 RSUs which were probable of achievement, and compensation expense related to these units was $2,096 and $781 for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the total compensation cost related to the above unvested RSUs not yet recognized was $475,049. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
periodically assesses the forfeiture rates used for such estimates. The weighted-average period over which this compensation cost is expected to be recognized is 31 months.
2024 Equity Grants. During 2024, the Company granted employees 1,762 RSUs that are Service-based Awards. Service-based Awards granted during 2024 had grant date fair values of $148.49 to $307.72 per share, with an average value of $186.80 per share, for an aggregate fair value of $329,226. During 2024, 2,240 Service-based Awards vested, 135 Service-based Awards were forfeited and 1 Service-based awards were modified. Compensation expense related to Service-based Awards was $303,213 for the year ended December 31, 2024.
2023 Equity Grants. During 2023, the Company granted employees 2,492 RSUs that are Service-based Awards. Service-based Awards granted during 2023 had grant date fair values of $107.89 to $148.49 per share, with an average value of $135.79 per share, for an aggregate fair value of $338,363. During 2023, 2,325 Service-based Awards vested, 190 Service-based Awards were forfeited and 1 Service-based awards were modified. Compensation expense related to Service-based Awards was $280,094 for the year ended December 31, 2023.
Acquisition-related Awards
On October 1, 2025, in conjunction with the acquisition of Robey Warshaw, £71,250 ($95,767) was paid to the sellers in the form of 275 Class A Shares, of which £62,700 ($84,275) is subject to repayment if the sellers fail to provide service over a four-year period following closing. The Company amortizes the payment subject to forfeiture over the requisite four-year service period. Compensation expense related to this award was $6,058 for the year ended December 31, 2025. As of December 31, 2025, the total remaining expense to be recognized pursuant to this arrangement over the future vesting period is $78,337.
In conjunction with the acquisition of Robey Warshaw, the Company will also deliver consideration in the form of Class A Shares if certain defined benchmark results are exceeded over a five-year performance period, beginning January 1, 2026. This consideration is treated as compensation for accounting purposes. The expense for this award will be recognized over the five-year performance period of the award and will reflect the fair value of the Class A Shares as determined at the award's grant date, as well as the probable outcome of the performance condition. The Company determined that the performance conditions related to this award were not probable of achievement as of December 31, 2025.
The Company also granted 46 Service-based Awards, included in the above 2025 Equity Grants, to certain former employees of Robey Warshaw, who joined the Company, as retention awards. These awards had a grant date fair value of $15,419 and vest over a four-year service period. The Company will recognize expense for these awards ratably over the service period. Compensation expense related to these awards was $825 for the year ended December 31, 2025, included in the above 2025 Equity Grants.
Deferred Cash
Deferred Cash Compensation Program – The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and generally vests ratably over four years and requires payment upon vesting. The Company granted $83,007, $143,220 and $162,748 of deferred cash awards pursuant to the deferred cash compensation program during the years ended December 31, 2025, 2024 and 2023, respectively.
Compensation expense related to the Company's deferred cash compensation program was $151,661, $166,288 and $151,141 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company expects to pay an aggregate of $360,199 related to the Company's deferred cash compensation program at various dates through 2029 and total compensation expense not yet recognized related to these awards was $160,339. The weighted-average period over which this compensation cost is expected to be recognized is 26 months. Amounts due pursuant to this program are expensed over the requisite service period of the award and are reflected in Accrued Compensation and Benefits on the Consolidated Statement of Financial Condition.
Other Deferred Cash Awards – During 2025, 2024 and 2022, the Company granted $11,410, $6,662 and $19,861, respectively, of deferred cash awards to certain employees. These awards generally vest ratably over one to two years.
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
Compensation expense related to other deferred cash awards was $14,023, $9,821 and $11,922 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the total compensation cost related to other deferred cash awards not yet recognized was $12,295. The weighted-average period over which this compensation cost is expected to be recognized is 17 months.
2026 Equity and Deferred Cash Grants
During the first quarter of 2026, primarily as part of the 2025 annual awards, the Company granted to certain employees approximately 1,600 unvested RSUs pursuant to the Third Amended 2016 Plan, with a grant date fair value of approximately $523,000. These awards will generally vest over four years. In addition, during the first quarter of 2026, the Company granted approximately $117,000 of deferred cash compensation to certain employees, principally pursuant to the deferred cash compensation program. These awards will generally vest over four years.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2017 (the "2017 Long-term Incentive Plan", which ended on December 31, 2020), January 1, 2021 (the "2021 Long-term Incentive Plan", which ended on December 31, 2024) and January 1, 2025 (the "2025 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2025). The vesting period for the 2017 Long-term Incentive Plan ended on March 15, 2023 and in conjunction with this plan, the Company distributed cash payments of $48,331 in the year ended December 31, 2023, $3,940 in the year ended December 31, 2022 and $92,938 in the year ended December 31, 2021 (including the first cash distribution made in March 2021 of $48,461, and an additional cash distribution made in December 2021 of $44,477, related to the acceleration of certain amounts due in the first quarter of 2022). In conjunction with the 2021 Long-term Incentive Plan, the Company distributed cash payments of $71,522 in the year ended December 31, 2025. Remaining amounts due pursuant to these plans are to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2026 and 2027 (for the 2021 Long-term Incentive Plan), and in the first quarter of 2029, 2030 and 2031 (for the 2025 Long-term Incentive Plan), subject to employment at the time of payment. As of December 31, 2025, the Company has accrued $164,146 pursuant to the 2021 and 2025 Long-term Incentive Plans, including $72,026 within Accrued Compensation and Benefits and $92,120 within Other Long-term Liabilities, on the Consolidated Statement of Financial Condition. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to these plans of $69,067, $36,541 and $40,028 for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027 is $17,744. As of December 31, 2025, the total remaining expense to be recognized for the 2025 Long-term Incentive Plan over the future vesting period ending March 14, 2031, based on the current anticipated probable payout for the plan, is $240,492.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years, and in certain circumstances are also subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $44,474, $37,685 and $24,749 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the total compensation cost not yet recognized related to these awards was $73,333.
Other
The total income tax benefit related to share-based compensation arrangements recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 was $92,766, $76,332 and $68,442, respectively.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, "Termination Costs") for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Beginning Balance	$1,181	$2,824
Termination Costs Incurred	9,996	10,104
Cash Benefits Paid	(10,022)	(11,683)
Non-Cash Charges	(194)	(64)
Ending Balance	$961	$1,181
In addition to the above Termination Costs incurred, for the years ended December 31, 2025 and 2024, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $9,254 and $5,950, respectively (related to 70 and 51 RSUs, respectively). For the year ended December 31, 2023, the Company incurred Termination Costs of $7,843 and expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $7,895 (related to 76 RSUs). These expenses are recorded in Employee Compensation and Benefits, principally within the Investment Banking & Equities segment, on the Company's Consolidated Statements of Operations.
Note 19 – Commitments and Contingencies
Private Equity – As of December 31, 2025, the Company had unfunded commitments for capital contributions of $2,525 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On July 10, 2025, the Company amended its $85,000 revolving credit facility Evercore Partners Services East L.L.C. ("East") held with PNC Bank, National Association ("PNC") such that the aggregate principal amount was increased to up to $225,000 (the "PNC Facility") to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of December 31, 2025. Drawings for this facility bear interest at Daily SOFR plus 130 basis points and the maturity date was extended to July 10, 2028. There were no drawings under this facility at December 31, 2025.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 10, 2025, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 130 basis points and the maturity date is October 10, 2029. There were no drawings under this facility at December 31, 2025.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Tax Receivable Agreement – As of December 31, 2025, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $69,843. The Company expects to pay to the counterparties to the Tax Receivable Agreement $10,264 within one year or less, $17,466 in one to three years, $11,674 in three to five years and $30,439 after five years.
Other Commitments – The Company entered into commitments to pay additional consideration, including contingent consideration and certain other contingent compensation arrangements related to its acquisition of Robey Warshaw in 2025. See Notes 5 and 18 for further information.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2025	2024	2023
Cash and Cash Equivalents	$1,426,020	$873,045	$596,878
Restricted Cash included in Other Assets	10,120	9,062	8,606
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$1,436,140	$882,107	$605,484
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
During 2025, the Company entered into foreign currency exchange forward contracts to buy 200,000 British Pounds sterling for $270,600 and to sell 71,250 British Pounds sterling for $96,401, both of which settled in 2025. The Company recorded a net loss on these contracts of $1,055 for the year ended December 31, 2025, which is included within Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations.
During the first quarter of 2023, the Company entered into a foreign currency exchange forward contract to buy 30,000 British Pounds sterling for $36,903, which settled during the third quarter of 2023, and resulted in a loss of $303 for the year ended December 31, 2023, which is included within Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations. Upon settlement, the Company entered into a foreign currency exchange forward contract to buy 30,000 British Pounds sterling for $36,675, which settled during 2024, and resulted in a loss of $347 for the year ended December 31, 2024, which is included within Other Revenue, Including Interest and Investments, on the Consolidated Statement of Operations.
Contingencies
In the normal course of business, from time to time, the Company and its affiliates are involved in judicial or regulatory proceedings, arbitration or mediation concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, United Kingdom, German, Hong Kong, Singapore, Canadian, Dubai, Saudi, Indonesian and United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
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
Note 20 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of December 31, 2025 and 2024 was $373,081 and $475,936, respectively, which exceeded the minimum net capital requirement by $372,831 and $475,686, respectively.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of December 31, 2025.
Evercore U.K., our U.K. Advisory affiliate, and Evercore ISI U.K., our U.K. Equities affiliate, are regulated by the Financial Conduct Authority. The aggregate regulatory capital of these affiliates as of December 31, 2025 and 2024 was $571,742 and $232,039, respectively, which exceeded the minimum requirement by $272,911 and $139,208, respectively.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at December 31, 2025.
Note 21 – Income Taxes
A portion of the Company's income is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. Taxes Payable as of December 31, 2025 and 2024 were $15,942 and $4,781, respectively.
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
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the years ended December 31, 2025, 2024 and 2023, no additional income tax expense associated with the GILTI provisions has been recognized.
On July 4, 2025, the United States enacted House Resolution 1 of the 119th Congress ("the Act"). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and beginning after December 31, 2025, updates for Net CFC Tested Income (formerly GILTI), which is not expected to materially impact the Company’s effective tax rate for the year.
The following table presents the U.S. and non-U.S. components of Income before income tax expense:

	For the Years Ended December 31,
	2025	2024	2023
U.S.	$575,183	$431,248	$288,414
Non-U.S.	169,846	62,439	47,632
Income before Income Tax Expense(1)	$745,029	$493,687	$336,046
(1)Net of Noncontrolling Interest.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The components of the provision for income taxes reflected on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 consist of:

	For the Years Ended December 31,
	2025	2024	2023
Current:
Federal	$46,201	$58,118	$48,940
Foreign	54,108	25,577	20,426
State and Local	37,712	23,639	14,095
Total Current	138,021	107,334	83,461
Deferred:
Federal	16,165	18,212	4,400
Foreign	(3,156)	(14,498)	(6,580)
State and Local	2,077	4,360	(714)
Total Deferred	15,086	8,074	(2,894)
Total	$153,107	$115,408	$80,567

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
A reconciliation of the domestic and foreign components between the Company's federal statutory income tax rate and effective income tax rate for the year ended December 31, 2025 is as follows:

	Amount	Percent
U.S. Federal Statutory Income Tax Rate	$166,701	21.0%
Domestic State and Local Income Taxes, Net of Federal Benefit(1)	30,088	3.8%
Foreign Tax Effects:
United Kingdom
Statutory rate difference between United Kingdom and U.S.	6,966	0.9%
Excess tax benefits on share-based awards	(9,515)	(1.2)%
Other	2,415	0.3%
France
Statutory rate difference between France and U.S.	(313)	—%
Gain on sale of business	15,906	2.0%
Other	(100)	—%
Other foreign jurisdictions	857	0.1%
Effect of Cross-Border Tax Laws:
France
Foreign tax credits	(14,735)	(1.9)%
Other foreign jurisdictions
Foreign tax credits	1,449	0.2%
Tax Credits:
Research and development tax credits	(1,328)	(0.2)%
Non-Taxable or Non-Deductible Items:
Non-deductible senior executive compensation	23,818	3.0%
Excess tax benefits on share-based awards	(61,399)	(7.7)%
Rate benefit as a flow through	(10,802)	(1.4)%
Other	3,099	0.4%
Effective Income Tax Rate	$153,107	19.3%
(1)State and local income taxes in New York City, New York State and California comprise the majority of the state and local income taxes, net of federal benefit, as of December 31, 2025.
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	For the Years Ended December 31,
	2024	2023
Reconciliation of Federal Statutory Tax Rates:
U.S. Statutory Tax Rate	21.0%	21.0%
Increase Due to State and Local Taxes	5.5%	4.6%
Rate Benefits as a Limited Liability Company/Flow Through	(1.6)%	(2.2)%
Foreign Taxes	2.5%	0.5%
Non-Deductible Expenses(1)	2.3%	2.0%
ASU 2016-09 Benefit for Stock Compensation	(6.6)%	(3.7)%
Valuation Allowances	(2.3)%	0.3%
Other Adjustments	0.8%	(0.5)%
Effective Income Tax Rate	21.6%	22.0%
(1)Primarily related to non-deductible share-based compensation expense.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The effective tax rate for the years ended December 31, 2025, 2024 and 2023 reflects the application of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which requires that the tax deduction associated with the appreciation or depreciation in the Company's share price upon vesting of employee share-based awards above or below the original grant price be reflected in income tax expense. The Company's Provision for Income Taxes reflects an additional tax benefit of $78,518, $35,086 and $13,699 for the years ended December 31, 2025, 2024 and 2023, respectively, related to the application of ASU 2016-09, and resulted in a reduction in the effective tax rate of 9.9, 6.6 and 3.7 percentage points for the years ended December 31, 2025, 2024 and 2023, respectively. The effective tax rate for 2025, 2024 and 2023 also reflects the effect of certain nondeductible expenses, including expenses related to Class K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Deferred Tax Assets:
Depreciation and Amortization	$9,698	$21,316
Compensation and Benefits	164,811	149,275
Step up in tax basis due to the exchange of LP Units for Class A Shares(1)	72,776	63,884
Step up in tax basis due to the exchange of LP Units for Class A Shares(2)	44,971	42,503
Operating Lease	137,637	132,504
Other	28,221	13,354
Total Deferred Tax Assets	$458,114	$422,836
Valuation Allowance	(5,279)	(5,279)
Total Deferred Tax Assets Net of Valuation Allowance	$452,835	$417,557
Deferred Tax Liabilities:
Operating Lease	$111,158	$106,087
Goodwill, Intangible Assets and Other	48,969	26,962
Total Deferred Tax Liabilities	$160,127	$133,049
Net Deferred Tax Assets	$297,361	$284,508
Net Deferred Tax Liabilities	$4,652	$—
(1)Step-up in the tax basis associated with the exchange of LP Units for holders which have a tax receivable agreement.
(2)Step-up in the tax basis associated with the exchange of LP Units for holders which do not have a tax receivable agreement.
The $12,853 increase in net deferred tax assets from December 31, 2024 to December 31, 2025 was primarily related to additions to deferred compensation expense exceeding the grant date value of prior awards which vested during the period, included in Compensation and Benefits, including the impact of the excess current year step-ups in the basis of the tangible and intangible assets of Evercore LP over amortization, as discussed below. Net deferred tax liabilities in 2025 resulted from the tax effects of the Robey Warshaw acquisition.
During 2025, the LP holders exchanged 117 Class A, Class E and Class K LP Units for Class A Shares, which resulted in an increase in the tax basis of the tangible and intangible assets of Evercore LP. The exchange of certain Class E and Class A LP Units resulted in a $9,353 step-up in the tax basis of the tangible and intangible assets of Evercore LP and a corresponding increase to Additional Paid-In Capital on the Company's Consolidated Statement of Financial Condition as of December 31, 2025. Further, there was an exchange of 249 Class A LP Units that triggered an additional liability under the Tax Receivable Agreement that was entered into in 2006 between the Company and the LP Unit holders for the year ended December 31, 2025. The agreement provides for a payment to the LP Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, Deferred Tax Assets, Amounts Due Pursuant to Tax Receivable Agreements and Additional Paid-In Capital increased $20,966, $17,821 and

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
$3,145, respectively, on the Company's Consolidated Statement of Financial Condition as of December 31, 2025. See Note 15 for further discussion.
The Company recorded an increase in deferred tax assets of $25 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $8,291 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the year ended December 31, 2025. The Company recorded an increase in deferred tax assets of $20 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $3,772 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the year ended December 31, 2024.
A reconciliation of the changes in tax positions for the years ended December 31, 2025, 2024 and 2023 is as follows:

	December 31,
	2025	2024	2023
Beginning unrecognized tax benefit	$380	$359	$359
Additions for tax positions of prior years	130	79	—
Reductions for tax positions of prior years	—	—	—
Lapse of Statute of Limitations	—	—	—
Decrease due to settlement with Taxing Authority	(384)	(58)	—
Ending unrecognized tax benefit	$126	$380	$359
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Consolidated Statements of Operations. As of December 31, 2025, there were $126 of unrecognized tax benefits that, if recognized, $103 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and an adjustment to penalties of $231 and ($13), respectively, during the year ended December 31, 2025. In addition, during the year ended December 31, 2025, the Company reached an audit settlement with the Tax Authorities and $384 of unrecognized tax benefits were recognized by the Company, of which $313 affected the effective tax rate. The Company also recognized a tax benefit for the accrued interest of $581 during the year ended December 31, 2025, associated with the audit settlement. As of December 31, 2024, there were $380 of unrecognized tax benefits that, if recognized, $309 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $73 and $4, respectively, during the year ended December 31, 2024. In addition, during the year ended December 31, 2024, the Company reached an audit settlement with the Tax Authorities and $58 of unrecognized tax benefits were recognized by the Company, of which $47 affected the effective tax rate. The Company also recognized a tax benefit for the accrued interest and penalties of $24 and $9, respectively, during the year ended December 31, 2024, associated with the audit settlement. As of December 31, 2023, there were $359 of unrecognized tax benefits that, if recognized, $292 would affect the effective tax rate.
The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company and its affiliates are currently under examination by California for tax years 2021 and 2022, Illinois for tax years 2020 through 2021, New York City for tax years 2018 through 2021, New York State for tax years 2019 through 2021 and Pennsylvania for tax

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
years 2022 through 2023. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2020.
Detail of the Company's income tax payments made during the year ended December 31, 2025 is as follows:

U.S. Federal	$52,070
U.S. State and Local
New York State	9,204
New York City	11,434
Other	6,407
State and Local Subtotal	27,045
Foreign
United Kingdom	35,894
Other	2,303
Foreign Subtotal	38,197
Total Income Taxes Paid	$117,312
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
At December 31, 2025 and 2024, total receivables recorded in Accounts Receivable amounted to $555,812 and $421,502, respectively, net of an allowance, and total receivables recorded in Other Assets amounted to $129,853 and $101,314, respectively. The Company recorded bad debt expense of $5,635, $2,334 and $5,559 for the years ended December 31, 2025, 2024 and 2023, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of December 31, 2025, total contract assets recorded in Other Current Assets and Other Assets amounted to $147,444 and

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
$27,905, respectively. As of December 31, 2024, total contract assets recorded in Other Current Assets and Other Assets amounted to $62,379 and $14,477, respectively.
With respect to the Company's Investment Securities portfolio, which is comprised of U.S. Treasury securities, exchange-traded funds and securities investments, the Company manages its credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of December 31, 2025, the Company had Investment Securities of $1,540,217, of which 89% were U.S. Treasury securities and 11% were equity securities and exchange-traded funds, and Certificates of Deposit of $40,421 with financial institutions with high credit ratings.
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
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including the Company's investment funds (which are used as an economic hedge against the Company's deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•A gain on the sale of the remaining portion of the Company's interest in ABS in 2024. See Note 10 for further information
•A loss related to the release of cumulative foreign exchange losses resulting from the redemption of the Company's interest in Luminis in 2024. See Note 10 for further information
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments
•Realized and unrealized gains and losses on interests in private equity funds which are not managed by the Company
•Interest expense associated with the Company’s Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration and mandatorily redeemable interests

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
•Adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Each segment's expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, technology and information services, execution, clearing and custody fees, equipment and indirect support costs (including compensation and other operating expenses related thereto) for corporate services. Such corporate services include, but are not limited to, accounting, tax, legal, technology, human capital, facilities management and senior management activities.
Additionally, the Company's segment expenses also include Special Charges, Including Business Realignment Costs, which reflect the following:
•2024 – Expenses related to the write-off of the remaining carrying value of the Company's investment in Luminis in connection with the redemption of the Company's interest
•2023 – Expenses related to the write-off of non-recoverable assets in connection with the wind-down of the Company's operations in Mexico
The prior period reclassifications from "Professional Fees" to "Technology and Information Services" for the Investment Banking & Equities segment are $38,536 and $34,146 for the years ended December 31, 2024 and 2023, respectively. See Note 2 for further information.
The prior period reclassifications from "Professional Fees" to "Technology and Information Services" for the Investment Management segment are $985 and $914 for the years ended December 31, 2024 and 2023, respectively. See Note 2 for further information.
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
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the years ended December 31, 2025, 2024 and 2023, respectively.
The following information presents each segment's contribution.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2025	2024	2023
Investment Banking & Equities
Net Revenues(1)	$3,767,655	$2,898,489	$2,355,943
Employee Compensation and Benefits	2,448,409	1,927,928	1,617,449
Non-Compensation(2)	548,304	456,257	393,308
Special Charges, Including Business Realignment Costs	—	7,305	2,921
Operating Income	770,942	506,999	342,265
Income from Equity Method Investments	6	1,073	620
Pre-Tax Income	$770,948	$508,072	$342,885
Identifiable Segment Assets	$5,184,718	$4,022,227	$3,541,886
Investment Management
Net Revenues(1)	$88,165	$81,104	$70,006
Employee Compensation and Benefits	52,425	46,108	39,426
Non-Compensation(2)	16,740	15,081	13,710
Operating Income	19,000	19,915	16,870
Income from Equity Method Investments	3,866	5,158	6,035
Pre-Tax Income	$22,866	$25,073	$22,905
Identifiable Segment Assets	$173,379	$151,744	$161,412
Total
Net Revenues(1)	$3,855,820	$2,979,593	$2,425,949
Employee Compensation and Benefits	2,500,834	1,974,036	1,656,875
Non-Compensation(2)	565,044	471,338	407,018
Special Charges, Including Business Realignment Costs	—	7,305	2,921
Operating Income	789,942	526,914	359,135
Income from Equity Method Investments	3,872	6,231	6,655
Pre-Tax Income	$793,814	$533,145	$365,790
Identifiable Segment Assets	$5,358,097	$4,173,971	$3,703,298
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Years Ended December 31,
	2025	2024	2023
Investment Banking & Equities(A)	$78,236	$86,772	$78,281
Investment Management	809	1,554	2,965
Total Other Revenue, net	$79,045	$88,326	$81,246
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration and mandatorily redeemable interests of $24,264, $16,768 and $16,717 for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Non-Compensation expenses are as follows:

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Years Ended December 31,
	2025	2024	2023
Investment Banking & Equities
Occupancy and Equipment Rental	$106,309	$88,604	$82,180
Professional Fees(A)	98,531	91,861	69,953
Travel and Related Expenses	94,515	78,519	63,798
Technology and Information Services(A)	141,413	117,091	103,083
Depreciation and Amortization	32,098	24,141	23,943
Execution, Clearing and Custody Fees	10,654	11,487	10,724
Acquisition and Transition Costs	9,858	—	—
Other Operating Expenses	54,926	44,554	39,627
Total Non-Compensation	$548,304	$456,257	$393,308

Investment Management
Occupancy and Equipment Rental	$2,475	$2,349	$2,149
Professional Fees(B)	4,513	4,344	3,788
Travel and Related Expenses	1,097	927	729
Technology and Information Services(B)	4,809	3,904	3,580
Depreciation and Amortization	459	327	405
Execution, Clearing and Custody Fees	1,845	1,724	1,551
Other Operating Expenses	1,542	1,506	1,508
Total Non-Compensation	$16,740	$15,081	$13,710

Total
Occupancy and Equipment Rental	$108,784	$90,953	$84,329
Professional Fees(C)	103,044	96,205	73,741
Travel and Related Expenses	95,612	79,446	64,527
Technology and Information Services(C)	146,222	120,995	106,663
Depreciation and Amortization	32,557	24,468	24,348
Execution, Clearing and Custody Fees	12,499	13,211	12,275
Acquisition and Transition Costs	9,858	—	—
Other Operating Expenses	56,468	46,060	41,135
Total Non-Compensation	$565,044	$471,338	$407,018
(A)The Company reclassified $38,536 and $34,146 of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Banking & Equities segment for the years ended December 31, 2024 and 2023, respectively, to conform to the current presentation. See Note 2 for further information.
(B)The Company reclassified $985 and $914 of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Management segment for the years ended December 31, 2024 and 2023, respectively, to conform to the current presentation. See Note 2 for further information.
(C)The Company reclassified $39,521 and $35,060 of technology and related expenses from "Professional Fees" to "Technology and Information Services" for the years ended December 31, 2024 and 2023, respectively, to conform to the current presentation. See Note 2 for further information.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Years Ended December 31,
	2025	2024	2023
Net Revenues:(1)
Americas(2)	$3,067,300	$2,331,369	$1,826,861
EMEA	626,250	503,496	469,694
Asia-Pacific	83,225	56,402	48,148
Total	$3,776,775	$2,891,267	$2,344,703
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
(2)Primarily includes revenue attributable to the United States of $2,885,717, $2,187,916 and $1,719,337 for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company's total assets are located in the following geographical areas:

	December 31,
	2025	2024
Total Assets:
Americas(1)	$3,396,905	$3,496,519
EMEA(2)	1,887,541	614,494
Asia-Pacific	73,651	62,958
Total	$5,358,097	$4,173,971
(1)Primarily includes assets located in the United States.
(2)Primarily includes assets located in the United Kingdom.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 24 – Evercore Inc. (Parent Company Only) Financial Statements
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Equity Investment in Subsidiary	$2,400,024	$1,881,783
Deferred Tax Assets	273,485	239,118
Goodwill	15,236	15,236
Other Assets	7,011	12,450
TOTAL ASSETS	$2,695,756	$2,148,587
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Payable to Related Party	$10,264	$10,423
Other Current Liabilities	6,113	3,659
Current Portion of Notes Payable	47,981	37,951
Total Current Liabilities	64,358	52,033
Amounts Due Pursuant to Tax Receivable Agreements	59,579	52,968
Long-term Debt - Notes Payable	540,243	335,944
TOTAL LIABILITIES	664,180	440,945
Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 87,572,820 and 84,767,922 issued at December 31, 2025 and 2024, respectively, and 38,522,790 and 38,116,350 outstanding at December 31, 2025 and 2024, respectively)	876	848
Class B, par value $0.01 per share (1,000,000 shares authorized, 45 issued and outstanding at both December 31, 2025 and 2024)	—	—
Additional Paid-In Capital	4,024,496	3,510,356
Accumulated Other Comprehensive Income (Loss)	(13,128)	(36,057)
Retained Earnings	2,581,815	2,133,919
Treasury Stock at Cost (49,050,030 and 46,651,572 shares at December 31, 2025 and 2024, respectively)	(4,562,483)	(3,901,424)
TOTAL STOCKHOLDERS' EQUITY	2,031,576	1,707,642
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,695,756	$2,148,587

See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024	2023
REVENUES
Other Revenue, Including Interest and Investments	$22,324	$16,768	$16,717
TOTAL REVENUES	22,324	16,768	16,717
Interest Expense	22,324	16,768	16,717
NET REVENUES	—	—	—
EXPENSES
TOTAL EXPENSES	—	—	—
OPERATING INCOME	—	—	—
Equity in Income of Subsidiary	688,083	476,261	315,109
Provision for Income Taxes	96,161	97,982	59,630
NET INCOME	$591,922	$378,279	$255,479
See notes to parent company only financial statements.

EVERCORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
EVERCORE INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$591,922	$378,279	$255,479
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Undistributed Income of Subsidiary	(688,083)	(476,261)	(315,109)
Deferred Taxes	18,629	22,265	4,332
Accretion on Long-term Debt	587	556	529
(Increase) Decrease in Operating Assets:
Other Assets	5,439	11,660	6,989
Net Cash Provided by (Used in) Operating Activities	(71,506)	(63,501)	(47,780)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiary	15,287	210,760	175,644
Net Cash Provided by Investing Activities	15,287	210,760	175,644
CASH FLOWS FROM FINANCING ACTIVITIES
Payments to Related Party	(11,371)	(11,427)	—
Payment of Notes Payable	(38,000)	—	—
Issuance of Notes Payable	250,000	—	—
Dividends	(144,410)	(135,832)	(127,864)
Net Cash Provided by (Used in) Financing Activities	56,219	(147,259)	(127,864)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of Year	—	—	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of Year	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$19,896	$16,214	$16,181
Payments for Income Taxes	$72,092	$64,121	$48,850
Accrued Dividends	$15,537	$16,159	$17,054
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
Note C – Stockholders' Equity
The Company is authorized to issue 1,000,000 shares of Class A common stock ("Class A Shares"), par value $0.01 per share, and 1,000 shares of Class B common stock, par value $0.01 per share. All Class A Shares and shares of Class B common stock vote together as a single class. At December 31, 2025, the Company has issued 87,573 Class A Shares. The Company canceled two shares of Class B common stock, which were held by limited partners of Evercore LP, and granted two share of Class B common stock during 2025. During 2025, the Company purchased 955 Class A Shares from employees at an average cost per share of $284.01, primarily for the net settlement of stock-based compensation awards, and 1,443 Class A Shares at an average cost per share of $269.74 pursuant to the Company's share repurchase program. The result of these purchases was an increase in Treasury Stock of $660,593 (excluding $466 of excise tax levied on share repurchases, net of issuances) on the Company's Statement of Financial Condition as of December 31, 2025. Treasury shares are repurchased by an indirect subsidiary of Evercore Inc. During the year ended December 31, 2025, the Company declared and paid dividends of $3.32 per share, totaling $128,489, which were wholly funded by the Company's sole subsidiary, Evercore LP, and accrued deferred cash dividends on unvested and vested RSUs, totaling $15,537. During the year ended December 31, 2025, the Company also paid deferred cash dividends of $15,921, which were wholly funded by the Company's sole subsidiary, Evercore LP.
As discussed in Note 18 to the consolidated financial statements, both the Evercore LP partnership units and restricted stock units are exchangeable into Class A Shares on a one-for-one basis once vested.
Note D – Issuance of Notes Payable
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes (the "2016 Private Placement Notes"), including: $38,000 aggregate principal amount of its 4.88% Series A senior notes which were due and repaid on March 30, 2021 (the "Series A Notes"), $67,000 aggregate principal amount of its 5.23% Series B senior notes originally due March 30, 2023 and prepaid on June 28, 2022 (the "Series B Notes"), $48,000 aggregate principal amount of its 5.48% Series C senior notes due March 30, 2026 and $17,000 aggregate principal amount of its 5.58% Series D senior notes due March 30, 2028, pursuant to a note purchase agreement dated as of March 30, 2016 and amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
On August 1, 2019, the Company issued $175,000 and £25,000 of senior unsecured notes (the "2019 Private Placement Notes"), through private placement. These notes include: $75,000 aggregate principal amount of its 4.34% Series E senior notes due August 1, 2029, $60,000 aggregate principal amount of its 4.44% Series F senior notes due August 1, 2031, $40,000 aggregate principal amount of its 4.54% Series G senior notes due August 1, 2033 and £25,000 aggregate principal amount of its 3.33% Series H senior notes due August 1, 2033, each of which were issued pursuant to a note purchase agreement dated as of August 1, 2019 and amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.

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
On June 28, 2022, the Company issued $67,000 aggregate principal amount of its 4.61% Series J senior notes due November 15, 2028 (the "2022 Private Placement Notes"), pursuant to a note purchase agreement dated as of June 28, 2022 and amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
On July 24, 2025, the Company issued an aggregate of $250,000 of senior notes notes (the "2025 Private Placement Notes"), including: $125,000 aggregate principal amount of its 5.17% Series K senior notes due July 24, 2030 and $125,000 aggregate principal amount of its 5.47% Series L senior notes due July 24, 2032, pursuant to a note purchase agreement dated as of July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. The Company intends to use a portion of the net proceeds from the issuance and sale of the 2025 Private Placement Notes to repay certain maturing notes issued under prior note purchase agreements. The remaining net proceeds will be used for general corporate purposes.
Note E – Commitments and Contingencies
As of December 31, 2025, as discussed in Note 13 to the consolidated financial statements, future payments required related to the 2016, 2019, 2022 and 2025 Private Placement Notes are $730,554. Pursuant to the 2016, 2019, 2022 and 2025 Private Placement Notes, the Company expects to make payments to the notes' holders of $75,509 within one year or less, $135,913 in one to three years, $238,521 in three to five years and $280,611 after five years.
As of December 31, 2025, as discussed in Note 19 to the consolidated financial statements, the Company estimates the contractual obligations related to the Tax Receivable Agreement to be $69,843. The company expects to pay to the counterparties to the Tax Receivable Agreement $10,264 within one year or less, $17,466 in one to three years, $11,674 in three to five years and $30,439 after five years.

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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment, management used the framework in Internal Control - Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2025.
The Company's independent registered public accounting firm has issued its written attestation report on the Company's internal control over financial reporting, as included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Evercore Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Evercore Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 20, 2026

Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Item 9B.	Other Information
During the fiscal year ended December 31, 2025, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans at December 31, 2025

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	4,868,004	—	6,570,249
Equity compensation plans not approved by shareholders	—	—	—
Total	4,868,004	—	6,570,249
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
The consolidated financial statements required to be filed in this Form 10-K are listed in Part II, Item 8 hereof.

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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Evercore Inc., as filed with the Secretary of State of the State of Delaware on October 17, 2017(14)

3.2	Amended and Restated By-Laws, dated August 29, 2017(13)

4.1	Form of 4.34% Series E senior notes due 2029(17)

4.2	Form of 4.44% Series F senior notes due 2031(17)

4.3	Form of 4.54% Series G senior notes due 2033(17)

4.4	Form of 3.33% Series H senior notes due 2033(17)

4.5	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(25)

4.6	Form of 5.17% Series K senior notes due 2030(30)

4.7	Form of 5.47% Series L senior notes due 2032(30)

10.1	Tax Receivable Agreement, dated as of August 10, 2006(2)

10.2	Registration Rights Agreement, dated as of August 10, 2006(2)

10.3	*Employment Agreement between the Registrant and Roger C. Altman(2)

10.4	*Amendment to Employment Agreement dated February 12, 2008 with Roger C. Altman(3)

10.5	*Amendment to Employment Agreement dated March 26, 2009 with Roger C. Altman(4)

10.6	Form of Indemnification Agreement between the Registrant and each of its directors(1)

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

10.29	Agreement, dated October 29, 2021, between Evercore Group L.L.C. and PNC Bank, National Association(22)

10.30	Form of Note Purchase Agreement, dated June 28, 2022(23)

10.31	Form of Class K-P Unit Subscription Agreement(25)

10.32	Amendment, dated October 31, 2022, to the Agreement between Evercore Group L.L.C. and PNC Bank, National Association(25)

10.33	*Employment Agreement between Evercore Inc. and Timothy LaLonde, dated January 19, 2023(24)

10.34	Amendment to Subordinated Revolving Credit Facility (Unsecured Facility), dated November 3, 2023, by and among Evercore Group L.L.C. and PNC Bank, National Association(26)

10.35	*Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan(27)

10.36	Amendment to Subordinated Revolving Credit Facility (Unsecured Facility), dated October 25, 2024, by and among Evercore Group L.L.C. and PNC Bank, National Association(28)

10.37	Loan Agreement, dated October 28, 2024, between Evercore Partners Services East L.L.C. and PNC Bank, National Association, together with Revolving Line of Credit Note (28)

10.38	Guaranty and Suretyship Agreement, dated October 28, 2024, between Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association(28)

10.39	2024 Form of Restricted Stock Unit Award Agreement for U.S. Employees(28)

10.40
Amendment to Loan Documents (Unsecured Facility), dated March 17, 2025, by and among Evercore Partners Services East L.L.C., Evercore LP, Evercore Group Holdings L.P., and PNC Bank, National Association(29)

10.41	Form of Note Purchase Agreement, dated July 10, 2025(30)

10.42	Second Amendment to 2016 Note Purchase Agreement, dated as of July 10, 2025(31)

10.43	Second Amendment to 2019 Note Purchase Agreement, dated as of July 10, 2025(31)

10.44	Amendment to 2022 Note Purchase Agreement, dated as of July 10, 2025(31)

10.45
Amendment to Loan Documents (Unsecured Facility), dated July 10, 2025, by and among Evercore Partners Services East L.L.C, Evercore LP, Evercore Group Holdings L.P. and PNC Bank, National Association(31)

10.46	Loan Agreement, dated July 10, 2025, between Evercore Partners Services East L.L.C. and PNC Bank, National Association, together with Amended and Restated Revolving Line of Credit Note(31)

10.47	Amended and Restated Guaranty and Suretyship Agreement, dated July 10, 2025, between Evercore Inc., Evercore LP, Evercore Group Holdings L.P. and PNC Bank, National Association(31)

10.48	Amendment to Subordinated Revolving Credit Facility (Unsecured Facility), dated October 10, 2025, by and among Evercore Group L.L.C. and PNC Bank, National Association (filed herewith)

10.49	Amended and Restated Guaranty and Suretyship Agreement, dated October 10, 2025, between Evercore Inc., Evercore LP, Evercore Group Holdings L.P. and PNC Bank, National Association (filed herewith)

10.50	Limited Liability Partnership Deed in Relation to Evercore Partners International LLP, dated as of April 6, 2024 (filed herewith)

10.51	Agreement, dated 19 August 2011, between Evercore Partners International LLP and Matthew Philip Lindsey-Clark (filed herewith)

11	Not included as a separate exhibit - earnings per share can be determined from Note 17 to the consolidated financial statements included in Item 8 – Financial Statements and Supplemental Data.

19.1	Personal Trading Policy(28)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97.1	Evercore Inc. Mandatory Clawback Policy(26)

101.INS	The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2025, are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition as of December 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Inline XBRL (and contained in Exhibit 101)
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
(28)Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-32975), filed with the SEC on February 21, 2025.
(29)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended March 31, 2025.
(30)Incorporated by Reference to the Registrant's Current Report on Form 8-K (Commission File No. 001-32975), filed with the SEC on July 11, 2025.
(31)Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-32975), for the period ended September 30, 2025.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 20, 2026
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 20th day of February, 2026.

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