Form 10-Q
period 2026-03-31
Evercore Inc.
filed 2026-05-06
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 23, 2026 was 38,682,484. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 23, 2026 was 46 (excluding 54 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and Cash Equivalents	$985,987	$1,426,020
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $877,606 at December 31, 2025)	1,035,030	1,580,638
Accounts Receivable (net of allowances of $2,810 and $2,983 at March 31, 2026 and December 31, 2025, respectively)	546,568	555,812
Receivable from Employees and Related Parties	74,661	63,434
Other Current Assets	168,311	232,337
Total Current Assets	2,810,557	3,858,241
Investments	16,741	16,898
Deferred Tax Assets	307,412	297,361
Operating Lease Right-of-Use Assets	448,973	457,152
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $176,143 and $170,272 at March 31, 2026 and December 31, 2025, respectively)	187,075	190,064
Goodwill	227,412	230,783
Intangible Assets (net of accumulated amortization of $7,316 and $3,727 at March 31, 2026 and December 31, 2025, respectively)	25,871	30,090
Other Assets	290,232	277,508
Total Assets	$4,314,273	$5,358,097
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$653,329	$1,381,322
Accounts Payable and Accrued Expenses	39,061	44,562
Payable to Employees and Related Parties	200,489	181,591
Operating Lease Liabilities	61,111	58,666
Taxes Payable	8,025	15,942
Current Portion of Notes Payable	—	47,981
Other Current Liabilities	54,085	53,357
Total Current Liabilities	1,016,100	1,783,421
Operating Lease Liabilities	497,434	508,191
Notes Payable	539,749	540,243
Amounts Due Pursuant to Tax Receivable Agreements	60,450	59,579
Deferred Tax Liabilities	4,056	4,652
Other Long-term Liabilities	107,883	142,145
Total Liabilities	2,225,672	3,038,231
Commitments and Contingencies (Note 16)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 89,656,198 and 87,572,820 issued at March 31, 2026 and December 31, 2025, respectively, and 38,676,527 and 38,522,790 outstanding at March 31, 2026 and December 31, 2025, respectively)	897	876
Class B, par value $0.01 per share (1,000,000 shares authorized, 46 and 45 issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	—	—
Additional Paid-In Capital	4,141,883	4,024,496
Accumulated Other Comprehensive Income (Loss)	(23,199)	(13,128)
Retained Earnings	2,846,337	2,581,815
Treasury Stock at Cost (50,979,671 and 49,050,030 shares at March 31, 2026 and December 31, 2025, respectively)	(5,183,832)	(4,562,483)
Total Evercore Inc. Stockholders' Equity	1,782,086	2,031,576
Noncontrolling Interest	306,515	288,290
Total Equity	2,088,601	2,319,866
Total Liabilities and Equity	$4,314,273	$5,358,097
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Investment Banking & Equities:
Advisory Fees	$1,244,739	$557,349
Underwriting Fees	55,068	54,255
Commissions and Related Revenue	62,658	55,110
Asset Management and Administration Fees	22,643	20,983
Other Revenue, Including Interest and Investments	15,361	11,325
Total Revenues	1,400,469	699,022
Interest Expense	8,891	4,193
Net Revenues	1,391,578	694,829
Expenses
Employee Compensation and Benefits	904,070	459,825
Occupancy and Equipment Rental	27,065	25,731
Professional Fees(1)	28,355	22,390
Travel and Related Expenses	27,871	22,018
Technology and Information Services(1)	40,418	33,367
Depreciation and Amortization	12,438	5,976
Execution, Clearing and Custody Fees	3,187	3,346
Acquisition and Transition Costs	1,800	—
Other Operating Expenses	15,648	10,992
Total Expenses	1,060,852	583,645
Income Before Income from Equity Method Investments and Income Taxes	330,726	111,184
Income from Equity Method Investments	1,051	879
Income Before Income Taxes	331,777	112,063
Provision (Benefit) for Income Taxes	9,056	(41,727)
Net Income	322,721	153,790
Net Income Attributable to Noncontrolling Interest	21,486	7,606
Net Income Attributable to Evercore Inc.	$301,235	$146,184
Net Income Attributable to Evercore Inc. Common Shareholders	$301,235	$146,184
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,969	38,718
Diluted	41,850	42,058
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$7.73	$3.78
Diluted	$7.20	$3.48
(1)Certain balances in prior periods were reclassified to conform to the current presentation. See Note 2 for further information.

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Net Income	$322,721	$153,790
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(148)	(228)
Foreign Currency Translation Adjustment Gain (Loss), net	(10,835)	8,714
Other Comprehensive Income (Loss)	(10,983)	8,486
Comprehensive Income	311,738	162,276
Comprehensive Income Attributable to Noncontrolling Interest	20,574	8,245
Comprehensive Income Attributable to Evercore Inc.	$291,164	$154,031

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2026
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2025	87,572,820	$876	$4,024,496	$(13,128)	$2,581,815	(49,050,030)	$(4,562,483)	$288,290	$2,319,866
Net Income	—	—	—	—	301,235	—	—	21,486	322,721
Other Comprehensive Income (Loss)	—	—	—	(10,071)	—	—	—	(912)	(10,983)
Treasury Stock Purchases	—	—	—	—	—	(1,929,641)	(621,349)	—	(621,349)
Evercore LP Units Exchanged for Class A Common Stock	65,280	1	11,336	—	—	—	—	(6,856)	4,481
Equity-based Compensation Awards	2,018,098	20	106,051	—	—	—	—	16,140	122,211
Dividends	—	—	—	—	(36,713)	—	—	—	(36,713)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	(11,633)	(11,633)
Balance at March 31, 2026	89,656,198	$897	$4,141,883	$(23,199)	$2,846,337	(50,979,671)	$(5,183,832)	$306,515	$2,088,601

	For the Three Months Ended March 31, 2025
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2024	84,767,922	$848	$3,510,356	$(36,057)	$2,133,919	(46,651,572)	$(3,901,424)	$234,166	$1,941,808
Net Income	—	—	—	—	146,184	—	—	7,606	153,790
Other Comprehensive Income	—	—	—	7,847	—	—	—	639	8,486
Treasury Stock Purchases	—	—	—	—	—	(1,554,522)	(405,960)	—	(405,960)
Evercore LP Units Exchanged for Class A Common Stock	23,692	—	2,415	—	—	—	—	(2,195)	220
Equity-based Compensation Awards	2,071,587	21	83,390	—	—	—	—	12,727	96,138
Dividends	—	—	—	—	(34,979)	—	—	—	(34,979)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	(7,848)	(7,848)
Balance at March 31, 2025	86,863,201	$869	$3,596,161	$(28,210)	$2,245,124	(48,206,094)	$(4,307,384)	$245,095	$1,751,655

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net Income	$322,721	$153,790
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net Losses on Investments, Investment Securities and Contingent Consideration	8,573	7,120
Equity Method Investments	85	87
Equity-Based and Other Deferred Compensation	195,777	148,425
Noncash Lease Expense	14,003	12,209
Depreciation, Amortization and Accretion, net	13,706	2,565
Bad Debt Expense	(97)	2,590
Deferred Taxes	(1,054)	791
Decrease (Increase) in Operating Assets:
Investment Securities	5,734	6,443
Accounts Receivable	7,100	(47,143)
Receivable from Employees and Related Parties	(11,827)	(4,160)
Other Assets	48,995	(51,284)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(756,376)	(752,903)
Accounts Payable and Accrued Expenses	(7,006)	9,308
Payables to Employees and Related Parties	21,632	35,727
Taxes Payable	(7,917)	(2,764)
Other Liabilities	(79,912)	(70,454)
Net Cash Provided by (Used in) Operating Activities	(225,863)	(549,653)
Cash Flows From Investing Activities
Distributions of Private Equity Investments	—	1,215
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	1,440,079	1,043,959
Purchases of Investment Securities	(749,409)	(395,187)
Maturity of Certificates of Deposit	40,578	49,434
Purchase of Certificates of Deposit	(203,618)	—
Purchase of Furniture, Equipment and Leasehold Improvements	(3,103)	(19,660)
Net Cash Provided by Investing Activities	524,527	679,761
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	—	231
Distributions to Noncontrolling Interests	(11,633)	(8,365)
Payments Under Tax Receivable Agreement	(667)	(597)
Payment of Notes Payable	(48,000)	—
Purchase of Treasury Stock and Noncontrolling Interests	(621,349)	(405,674)
Dividends	(49,790)	(46,452)
Net Cash Provided by (Used in) Financing Activities	(731,439)	(460,857)
Effect of Exchange Rate Changes on Cash	(7,273)	11,382
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(440,048)	(319,367)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	1,436,140	882,107
Cash, Cash Equivalents and Restricted Cash – End of Period	$996,092	$562,740
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$1,797	$1,790
Payments for Income Taxes	$43,470	$27,107
Accrued Dividends	$3,723	$3,763

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
The Investment Banking & Equities segment includes the investment banking business through which the Company provides advice to clients on significant mergers, acquisitions, divestitures, shareholder activism and other strategic corporate transactions, with a particular focus on advising prominent multinational corporations and substantial private equity firms on large, complex transactions. The Company also provides liability management and restructuring advice to companies in financial transition, as well as to creditors, shareholders and potential acquirers. In addition, the Company provides its clients with capital markets advice, underwrites securities offerings, raises funds for financial sponsors and provides advisory services focused on partnerships and private funds interests, as well as on primary and secondary transactions for real estate oriented financial sponsors and private equity interests. The Investment Banking & Equities segment also includes the equities business through which the Company offers macroeconomic, policy and fundamental equity research and agency-based equity securities trading for institutional investors. The Company's interest in Seneca Advisors LTDA ("Seneca Evercore"), which is accounted for under the equity method of accounting, is also reflected in the Investment Banking & Equities segment. In 2025, the Company acquired Robey Warshaw, an independent advisory firm headquartered in the United Kingdom.
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
Note 2 – Significant Accounting Policies
For a further discussion of the Company's accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the United States Securities and Exchange Commission, the unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying condensed consolidated financial statements are unaudited and are prepared in accordance with U.S. GAAP. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2025. The December 31, 2025 Unaudited Condensed Consolidated Statement of Financial Condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Evercore LP is a VIE and the Company is the primary beneficiary. Specifically, the Company has the majority economic interest in Evercore LP and has decision making authority that significantly affects the economic performance of the entity while the limited partners have no kick-out or substantive participating rights. The assets and liabilities of Evercore LP represent substantially all of the consolidated assets and liabilities of the Company with the exception of U.S. corporate taxes and related items, which are presented on the Company's (Parent Company Only) Condensed Statements of Financial Condition in Note 24 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore U.K., Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada"), Evercore Asia Limited ("Evercore Hong Kong"), Evercore Asia (Singapore) Pte. Ltd. ("Evercore Singapore") and PT Evercore Advisory Indonesia ("Evercore Indonesia") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong, Evercore Singapore and Evercore Indonesia, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong, Evercore Singapore and Evercore Indonesia assets of $1,133,162 and liabilities of $342,720 at March 31, 2026 and assets of $1,269,753 and liabilities of $485,879 at December 31, 2025.
All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.
Reclassifications – During the second quarter of 2025, certain balances on the Unaudited Condensed Consolidated Statements of Operations for prior periods were reclassified to conform to the current presentation, with no impact on previously reported Net Income.
Technology and Information Services – The Company renamed "Communications and Information Services" to "Technology and Information Services" on the Unaudited Condensed Consolidated Statements of Operations and reclassified $10,223 of technology and related expenses from "Professional Fees" to "Technology and Information Services" for the three months ended March 31, 2025.
Note 3 – Recent Accounting Pronouncements
ASU 2024-03 – In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 provides amendments to Accounting Standards Codification ("ASC") 220, "Income Statement – Reporting Comprehensive Income", which require disaggregated disclosure of certain income statement expense captions into specified categories within the notes to the financial statements. The amendments in this update are effective for annual periods beginning after December 15, 2026, with early adoption permitted. The amendments should be applied on a prospective or retrospective basis. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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
ASU 2025-05 – In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides amendments to ASC 326, "Financial Instruments – Credit Losses" ("ASC 326"), which allow entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
when developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, "Revenue from Contracts with Customers" ("ASC 606"). The amendments in this update are effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a prospective basis. The Company adopted ASU 2025-05 on January 1, 2026 on a prospective basis and elected the practical expedient provided by ASU 2025-05. Under this expedient, the Company assumes that economic conditions as of the balance sheet date remain unchanged for the remaining life of all current accounts receivable and current contract assets arising from transactions under ASC 606. The Company continues to estimate expected credit losses for non-current receivables and contract assets in accordance with ASC 326's standard methodology. The adoption of ASU 2025-05 did not have a material impact on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
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
ASU 2025-11 – In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements" ("ASU 2025-11"). ASU 2025-11 provides amendments to ASC 270, "Interim Reporting", which clarify interim disclosure requirements and require disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update are effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a prospective or retrospective basis. The Company is currently assessing the impact of this update on the Company's financial condition, results of operations and cash flows, or disclosures thereto.
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Investment Banking & Equities:
Advisory Fees	$1,244,739	$557,349
Underwriting Fees	55,068	54,255
Commissions and Related Revenue	62,658	55,110
Total Investment Banking & Equities	$1,362,465	$666,714

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$22,643	$20,983
Total Investment Management	$22,643	$20,983
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the three months ended March 31, 2026 and 2025 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended March 31, 2026
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2026	$555,812	$129,853	$147,444	$27,905	$5,995
Increase (Decrease)	(9,244)	13,715	(85,882)	3,642	16,653
Balance at March 31, 2026	$546,568	$143,568	$61,562	$31,547	$22,648

	For the Three Months Ended March 31, 2025
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2025	$421,502	$101,314	$62,379	$14,477	$3,582
Increase (Decrease)	47,645	12,152	(29,713)	1,057	3,094
Balance at March 31, 2025	$469,147	$113,466	$32,666	$15,534	$6,676
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
The Company recognized revenue of $7,804 and $5,110 on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three months ended March 31, 2026 and 2025 is as follows:

	For the Three Months Ended March 31,
	2026	2025
Beginning Balance	$2,983	$2,253
Bad debt expense, net of reversals	(97)	2,590
Write-offs, foreign currency translation and other adjustments	(76)	(1,660)
Ending Balance	$2,810	$3,183
The change in the balance during the three months ended March 31, 2026 is primarily related to a decrease in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets, primarily from the Company's private and secondary fund advisory businesses, as of March 31, 2026, by year of origination:

	Amortized Carrying Value by Origination Year
	2026	2025	2024	2023	2022	Total
Long-term Accounts Receivable and Long-term Contract Assets	$36,734	$91,709	$33,188	$10,330	$3,154	$175,115

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 5 – Business Changes and Developments
Robey Warshaw
On July 29, 2025, the Company entered into an agreement to acquire Robey Warshaw, an independent advisory firm headquartered in the United Kingdom. The transaction closed on October 1, 2025.
As consideration for the acquisition, the Company delivered to the sellers £71,250 ($95,767) at closing in the form of 275 shares of Class A common stock ("Class A Shares"), as well as cash of $5,345. Of the £71,250 delivered in Class A Shares at closing, £62,700 ($84,275) is subject to repayment if the sellers fail to provide service over a four-year period following the acquisition and, as such, will be treated as compensation for accounting purposes. See Note 15 for further information. Additionally, the Company will deliver to the sellers £74,813 ($100,796) due on the first anniversary of the closing (in Class A Shares or cash), the present value of which was $96,132 and $96,538 as of March 31, 2026 and December 31, 2025, respectively, and is classified within Payable to Employees and Related Parties on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The sellers are also entitled to contingent consideration, which had a fair value of $25,256 and $24,521 as of March 31, 2026 and December 31, 2025, respectively, and will be payable on various dates between closing and shortly following the sixth anniversary of closing, dependent on the achievement of certain performance thresholds over a multi-year period. This contingent consideration is recorded within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The change in the fair value of the contingent consideration resulted in Other Operating Expenses of $1,203 for the three months ended March 31, 2026 on the Unaudited Condensed Consolidated Statement of Operations.
As part of the consideration transferred to the sellers, the Company also issued performance-based awards which are treated as compensation for accounting purposes. Furthermore, the Company also granted retention awards to Robey Warshaw employees joining the Company which are treated as compensation for accounting purposes. See Note 15 for further information.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for the Investment Banking & Equities segment was $3,730 for the three months ended March 31, 2026, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statement of Operations.
Acquisition and Transition Costs
The Company incurred acquisition-related costs of $1,800 for the three months ended March 31, 2026, related to the impairment of a lease related to the acquisition of Robey Warshaw, which are included in Acquisition and Transition Costs on the Unaudited Condensed Consolidated Statement of Operations.
Note 6 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $1,913 and $1,271 for the three months ended March 31, 2026 and 2025, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $37,253 and $34,675 as of March 31, 2026 and December 31, 2025, respectively. See Note 15 for further information.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 7 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Debt Securities	$—	$877,803
Equity Securities	290	355
Debt Securities Carried by EGL	693,553	486,641
Investment Funds	142,856	175,418
Total Investment Securities, at fair value	$836,699	$1,540,217

Certificates of Deposit, at contract value	198,331	40,421

Total Investment Securities and Certificates of Deposit	$1,035,030	$1,580,638
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
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $218 as of December 31, 2025. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($21) as of December 31, 2025.
Net unrealized gains (losses) included in Other Comprehensive Income were ($195) and ($301) for the three months ended March 31, 2026 and 2025, respectively.
Gross realized gains included within Other Revenue, Including Interest and Investments, were $3 for each of the three months ended March 31, 2026 and 2025. Gross realized losses included within Other Revenue, Including Interest and Investments, were ($42) and ($20) for the three months ended March 31, 2026 and 2025, respectively.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $881,184 and $816,039 for the three months ended March 31, 2026 and 2025, respectively.
Scheduled maturities of the Company's available-for-sale debt securities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$877,606	$877,803
Total	$—	$—	$877,606	$877,803
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, as of December 31, 2025, the securities are all U.S. Treasury securities and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at December 31, 2025 and has not recorded a credit allowance on these securities.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized losses of ($65) and ($89) for the three months ended March 31, 2026 and 2025, respectively.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury securities. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized losses of ($53) and ($104) for the three months ended March 31, 2026 and 2025, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized losses of ($7,214) and ($5,931) for the three months ended March 31, 2026 and 2025, respectively (of which ($35,094) and ($28,539), respectively, were net unrealized losses).
Certificates of Deposit
At March 31, 2026 and December 31, 2025, the Company held certificates of deposit of $198,331 and $40,421, respectively, with certain banks with original maturities of seven months or less when purchased.
Note 8 – Investments
The Company's investments reported on the Unaudited Condensed Consolidated Statements of Financial Condition consist of investments in unconsolidated affiliated companies, other investments in private equity partnerships and equity securities in private companies. The Company's investments are relatively high-risk and illiquid assets.
The Company's investments in Atalanta Sosnoff and Seneca Evercore are in voting interest entities. The Company's share of earnings (losses) from these investments is included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
The Company also has investments in private equity partnerships which consist of investment interests in private equity funds which are voting interest entities. Realized and unrealized gains and losses on private equity investments are included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Atalanta Sosnoff	$11,168	$11,261
Seneca Evercore	1,252	1,312
Total	$12,420	$12,573

Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At March 31, 2026, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $1,043 and $917 for the three months ended March 31, 2026 and 2025, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At March 31, 2026, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings (losses) of $8 and ($38) for the three months ended March 31, 2026 and 2025, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $62 for each of the three months ended March 31, 2026 and 2025.
The Company assesses each of its equity method investments for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Investments in Private Equity
Private Equity Funds
The Company's investments related to private equity partnerships and associated entities include investments in Glisco Partners II, L.P. ("Glisco II"), Glisco Partners III, L.P. ("Glisco III"), Glisco Capital Partners IV ("Glisco IV"), Trilantic Capital Partners V, L.P. ("Trilantic V") and Trilantic Capital Partners Associates IV, L.P. ("Trilantic IV", through December 2025). Portfolio holdings of the private equity funds are carried at fair value. Accordingly, the Company reflects its pro rata share of unrealized gains and losses occurring from changes in fair value, as well as its pro rata share of realized gains, losses and carried interest associated with any investment realizations.
A summary of the Company's investments in the private equity funds as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Glisco II, Glisco III and Glisco IV	$1,936	$1,927
Trilantic V	725	725
Total Private Equity Funds	$2,661	$2,652
Net realized and unrealized gains (losses) on private equity fund investments were $1 and ($980) for the three months ended March 31, 2026 and 2025, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of March 31, 2026, there was no previously distributed carried interest received from the funds subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $1,327 included in its Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2026 and December 31, 2025 related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of March 31, 2026 and December 31, 2025 was $3,510 which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other Investments
In certain instances, the Company makes investments in private companies in exchange for equity securities and warrants, or receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $1,660 and $1,673 as of March 31, 2026 and December 31, 2025, respectively, are accounted for at their cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis, which include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $20,521 and $17,353 for the three months ended March 31, 2026 and 2025, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $1,380 and $1,655 for the three months ended March 31, 2026 and 2025, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $6,083 and $6,037 as of March 31, 2026 and December 31, 2025, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,520 and $1,550 for the three months ended March 31, 2026 and 2025, respectively.
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
The Company incurred net operating cash outflows of $21,240 and $15,609 for the three months ended March 31, 2026 and 2025, respectively, related to its operating leases, which was net of cash received from lease incentives of $3,408 for the three months ended March 31, 2025.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended March 31,
	2026	2025
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$5,385	$17,146

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term - operating leases	9.1 years	9.9 years
Weighted-average discount rate - operating leases	4.87%	4.80%
As of March 31, 2026, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2026 (April 1 through December 31)	$64,535
2027	89,201
2028	73,498
2029	61,654
2030	72,360
Thereafter	350,014
Total lease payments	711,262
Less: Tenant Improvement Allowances	(16,561)
Less: Imputed Interest	(136,156)
Present value of lease liabilities	558,545
Less: Current lease liabilities	(61,111)
Long-term lease liabilities	$497,434
The Company has entered into certain lease agreements, primarily for office space, which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence in 2026 and will have lease terms of 3 to 7 years once they have commenced. The additional future payments under these arrangements are $6,088 as of March 31, 2026.
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
The following table presents the categorization of investments and certain other financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities Carried by EGL	$693,553	$—	$—	$693,553
Other Debt and Equity Securities(1)	11,998	—	—	11,998
Investment Funds	142,856	—	—	142,856
Total Assets Measured At Fair Value	$848,407	$—	$—	$848,407
Liabilities:
Contingent Consideration Liability(2)	$—	$—	$25,256	$25,256
Total Liabilities Measured at Fair Value	$—	$—	$25,256	$25,256

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities Carried by EGL	$486,641	$—	$—	$486,641
Other Debt and Equity Securities(1)	901,266	—	—	901,266
Investment Funds	175,418	—	—	175,418
Total Assets Measured At Fair Value	$1,563,325	$—	$—	$1,563,325
Liabilities:
Contingent Consideration Liability(2)	$—	$—	$24,521	$24,521
Total Liabilities Measured at Fair Value	$—	$—	$24,521	$24,521
(1)Includes $11,708 and $23,108 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025, respectively.
(2)The Company's contingent consideration liability is reflected, at fair value, within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The fair value of the contingent consideration liability is remeasured at each reporting period using the probability-weighted expected return method. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods. The change in the fair value of the contingent consideration resulted in Other Operating Expenses of $1,203 for the three months ended March 31, 2026 on the Unaudited Condensed Consolidated Statement of Operations.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		March 31, 2026
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents(1)	$974,279	$974,279	$—	$—	$974,279
Certificates of Deposit	198,331	—	198,331	—	198,331
Receivables(2)	690,136	—	684,256	—	684,256
Contract Assets(3)	93,109	—	90,062	—	90,062
Closely-held Equity Securities	1,660	—	—	1,660	1,660
Financial Liabilities:
Accounts Payable and Accrued Expenses	$39,061	$—	$39,061	$—	$39,061
Payable to Employees and Related Parties	200,489	—	200,489	—	200,489
Notes Payable	539,749	—	519,725	—	519,725

		December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents(1)	$1,402,912	$1,402,912	$—	$—	$1,402,912
Certificates of Deposit	40,421	—	40,421	—	40,421
Receivables(2)	685,665	—	680,998	—	680,998
Contract Assets(3)	175,349	—	173,097	—	173,097
Closely-held Equity Securities	1,673	—	—	1,673	1,673
Financial Liabilities:
Accounts Payable and Accrued Expenses	$44,562	$—	$44,562	$—	$44,562
Payable to Employees and Related Parties	181,591	—	181,591	—	181,591
Notes Payable(4)	588,224	—	575,879	—	575,879
(1)Excludes $11,708 and $23,108 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025, respectively.
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
Note 11 – Notes Payable
On March 30, 2016, the Company issued an aggregate of $170,000 of senior notes, including: $38,000 aggregate principal amount of its 4.88% Series A senior notes which were due and repaid on March 30, 2021 (the "Series A Notes"), $67,000 aggregate principal amount of its 5.23% Series B senior notes which were originally due March 30, 2023 and prepaid on June 28, 2022 (the "Series B Notes"), $48,000 aggregate principal amount of its 5.48% Series C senior notes which were due and repaid on March 30, 2026 (the "Series C Notes") and $17,000 aggregate principal amount of its 5.58% Series D senior notes due March 30, 2028 (the "Series D Notes" and together with the Series A Notes, the Series B Notes and the Series C Notes, the "2016 Private Placement Notes"), pursuant to a note purchase agreement dated as of March 30, 2016 (the "2016 Note Purchase Agreement") and amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933. In March 2026, the Company repaid the $48,000 aggregate principal amount of its Series C Notes.
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
On March 29, 2021, the Company issued $38,000 aggregate principal amount of its 1.97% Series I senior notes which were due and repaid on August 1, 2025 (the "Series I Notes" or the "2021 Private Placement Notes"), pursuant to a note purchase agreement dated as of March 29, 2021 (the "2021 Note Purchase Agreement"), among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." The 2025 Private Placement Notes also allow for prepayment within six months of maturity without an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. Interest on the notes is subject to certain escalation provisions in the event that the leverage ratio exceeds certain thresholds. As of March 31, 2026, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of March 31, 2026 and December 31, 2025:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

			Carrying Value(1)
Note	Maturity Date	Effective Annual Interest Rate	March 31, 2026	December 31, 2025
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$—	$47,981
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,955	16,950
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,715	74,696
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,696	59,684
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,761	39,755
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	32,878	33,497
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	66,338	66,280
Evercore Inc. 5.17% Series K Senior Notes	7/24/2030	5.23%	124,710	124,695
Evercore Inc. 5.47% Series L Senior Notes	7/24/2032	5.52%	124,696	124,686
Total			$539,749	$588,224
Less: Current Portion of Notes Payable			—	(47,981)
Notes Payable			$539,749	$540,243
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 12 – Evercore Inc. Stockholders' Equity
Dividends – On April 28, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.89 per share to the holders of record of the Company's Class A Shares as of May 29, 2026, which will be paid on June 12, 2026. During the three months ended March 31, 2026, the Company declared and paid dividends of $0.84 per share, totaling $32,990, and accrued deferred cash dividends on restricted stock units ("RSUs") totaling $3,723. During the three months ended March 31, 2026, the Company also paid deferred cash dividends of $16,800. During the three months ended March 31, 2025, the Company declared and paid dividends of $0.80 per share, totaling $31,216, and accrued deferred cash dividends on RSUs totaling $3,763. During the three months ended March 31, 2025, the Company also paid deferred cash dividends of $15,236.
Treasury Stock – During the three months ended March 31, 2026, the Company purchased 904 Class A Shares from employees at an average cost per share of $344.71, primarily for the net settlement of stock-based compensation awards, and 1,026 Class A Shares at an average cost per share of $302.01 pursuant to the Company's share repurchase program. The aggregate 1,930 Class A Shares were purchased at an average cost per share of $322.00 and the result of these purchases was an increase in Treasury Stock of $621,349 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2026.
Evercore LP Units – During the three months ended March 31, 2026, 65 Evercore LP partnership units ("LP Units") were exchanged for Class A Shares, resulting in an increase to Class A Common Stock and Additional Paid-In Capital of $1 and $6,855, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2026. See Note 13 for further information.
Accumulated Other Comprehensive Income (Loss) – As of March 31, 2026, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($44) and ($23,155), respectively.
Note 13 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to the following approximate interests in certain consolidated subsidiaries, which are not owned by the Company:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	As of March 31,
	2026	2025
Evercore LP	6%	6%
Evercore Wealth Management ("EWM")	27%	26%
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
Changes in Noncontrolling Interest for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Beginning balance	$288,290	$234,166

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	21,486	7,606
Other Comprehensive Income (Loss)	(912)	639
Total Comprehensive Income	20,574	8,245

Evercore LP Units Exchanged for Class A Shares	(6,856)	(2,195)

Amortization and Vesting of LP Units (see Note 15) and EWM Class A Units	16,140	12,727

Other Items:
Distributions to Noncontrolling Interests	(11,633)	(8,365)
Issuance of Noncontrolling Interest	—	517
Total Other Items	(11,633)	(7,848)

Ending balance	$306,515	$245,095
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized losses on securities and investments, net, of ($12) and ($17) for the three months ended March 31, 2026 and 2025, respectively, and foreign currency translation adjustment gains (losses), net, of ($900) and $656 for the three months ended March 31, 2026 and 2025, respectively.
Evercore LP Units – During the three months ended March 31, 2026, 65 LP Units were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $6,856 and increases to Class A Common Stock and Additional Paid-In Capital of $1 and $6,855, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2026. See Note 12 for further information.
EWM Class A Units – During the second quarter of 2025 and 2024, the Company granted 395 and 297 EWM Class A Units, respectively, which generally vest ratably over three years. Compensation expense related to EWM Class A Units was $525 and $238 for the three months ended March 31, 2026 and 2025, respectively.
Interests Purchased – During the second quarter of 2025, the Company purchased, at fair value, an additional 0.1% of EWM Class A Units for $1,259. The Company has also committed to purchase an additional 0.5% of interests from individuals in equal tranches over the next three years, at fair value at the time of the purchase. The Company recorded $770 and $1,319 in Payable to Employees and Related Parties and Other Long-term Liabilities, respectively, on the Unaudited Condensed

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025, reflecting the current fair value of amounts committed to be purchased in the future and accrued distributions related to those interests. The Company incurred expense of $113 within Interest Expense on the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 in conjunction with these arrangements.
EWM Class P-I Units – In December 2025, the Company awarded 0.3 EWM Class P-I Units. These EWM Class P-I Units convert into a number of EWM Class A Units contingent and based upon the achievement of certain market conditions related to the value of EWM Class A Units, defined benchmark results and continued service through June 30, 2028. The number of EWM Class A Units received in conversion is dependent on the level of defined benchmarks achieved, as well as the value of EWM Class A Units at the time of conversion. The EWM Class A Units received in conversion vest in three equal tranches on the first, second and third anniversaries of the date of conversion, subject to continued service. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. As of March 31, 2026, the Company determined that the achievement of performance conditions of these awards were not probable and therefore no expense was recognized for the three months ended March 31, 2026.
Note 14 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three months ended March 31, 2026 and 2025 are described and presented below.

	For the Three Months Ended March 31,
	2026	2025
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$301,235	$146,184
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,969	38,718
Basic net income per share attributable to Evercore Inc. common shareholders	$7.73	$3.78
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$301,235	$146,184
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$301,235	$146,184
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,969	38,718
Assumed exchange of LP Units for Class A Shares(1)	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	2,251	2,474
Shares that are contingently issuable(3)	630	866
Diluted weighted average Class A Shares outstanding	41,850	42,058
Diluted net income per share attributable to Evercore Inc. common shareholders	$7.20	$3.48
(1)The Company has outstanding LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three months ended March 31, 2026 and 2025, these LP Units were antidilutive and

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,581 and 2,325 for the three months ended March 31, 2026 and 2025, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $21,703 and $9,556 for the three months ended March 31, 2026 and 2025, respectively. In computing this adjustment, the Company assumes that all LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.
(2)During the three months ended March 31, 2026 and 2025, certain shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method, were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The shares that would have been included in the treasury stock method calculation if the effect would have been dilutive were 12 and 1,163 for the three months ended March 31, 2026 and 2025, respectively.
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
•In December 2022, the Company awarded 200 Class K-P Units. These Class K-P Units are segregated into four tranches of 50 Class K-P Units each. The first three tranches each convert into 50 Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions and continued service through February 28, 2025, 2026 and 2027, respectively, while the final

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
tranche converts into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through February 28, 2028. In February 2025 and 2026, each of the first and second tranches of 50 Class K-P Units converted into 50 Class K LP Units upon the achievement of certain market and service conditions. The remaining Class K-P Units may convert into a maximum of 220 Class K LP Units, contingent upon the achievement of certain market conditions, defined benchmark results and continued service as described above.
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
•In March 2026, the Company awarded 25 Class K-P Units. These Class K-P Units convert into a number of Class K LP Units (which are exchangeable on a one-for-one basis to Class A Shares) contingent and based upon the achievement of certain market conditions, defined benchmark results and continued service through each of the three tranches on March 1, 2031, 2032 and 2033, which each consist of 8.3 Class K-P Units. These Class K-P Units may convert into a maximum of 100 Class K LP Units contingent upon the achievement of certain market conditions, defined benchmark results and continued service as described above.
As these awards contain service, performance and, in certain issuances, market conditions, the expense for these awards is recognized over the service period of the award and reflects the fair value of the underlying units as determined at the award’s grant date, taking into account the probable outcome of the market condition being achieved, if applicable, as well as the probable outcome of the performance condition.
As of March 31, 2026, 668 unvested Class K-P Units were outstanding. The Company determined the grant date fair value of these awards probable to vest as of March 31, 2026 to be $254,485, related to 1,544 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $15,615 and $12,489 for the three months ended March 31, 2026 and 2025, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Class L Interests
In January 2024, 2025 and 2026, the Company's Board of Directors approved the issuance of Class L Interests of Evercore LP ("Class L Interests") to certain of the named executive officers of the Company, pursuant to which the named executive officers received a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2025, 2026 and 2027, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to those named executive officers of the Company in respect of their service for 2024, 2025 and 2026, respectively. Following the distributions, the Class L Interests are cancelled pursuant to their terms.
The Company records expense related to these Class L Interests as part of its accrual for incentive compensation within Employee Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Operations.
Stock Incentive Plan
During 2024, the Company's stockholders approved the Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Third Amended 2016 Plan"), which amended the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Third Amended 2016 Plan, among other things, authorizes the grant of an additional 6,000 of the Company's Class A Shares and permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Third Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Third Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Third Amended 2016 Plan was 4,857 as of March 31, 2026.
The Company also grants, at its discretion, dividend equivalents, in the form of deferred cash dividends or unvested RSU awards, concurrently with the payment of dividends to the holders of Class A Shares, on all RSU grants. The dividend equivalents have the same vesting and delivery terms as the underlying RSU award.
The Company estimates forfeitures in the aggregate compensation cost to be amortized over the requisite service period of its awards. The Company periodically monitors its estimated forfeiture rate and adjusts its assumptions to the actual occurrence of forfeited awards. A change in estimated forfeitures is recognized through a cumulative adjustment in the period of the change.
Equity Grants
During the three months ended March 31, 2026, pursuant to the Third Amended 2016 Plan, the Company granted employees 1,630 RSUs that are subject to service-based vesting requirements ("Service-based Awards"). Service-based Awards granted during the three months ended March 31, 2026 had grant date fair values of $290.92 to $356.99 per share, with an average value of $327.15 per share, for an aggregate fair value of $533,209, and generally vest ratably over four years. During the three months ended March 31, 2026, 1,946 Service-based Awards vested and 12 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $103,837 and $80,064 for the three months ended March 31, 2026 and 2025, respectively.
In addition, in June 2024, the Company granted 30 RSUs which may convert into a maximum of 80 RSUs contingent and based upon the achievement of certain defined benchmark results and continued service through April 1, 2031. The grant date fair value of these awards probable to vest as of March 31, 2026 was $11,577, related to 60 RSUs which were probable of achievement, and compensation expense related to these units was $964 and $343 for the three months ended March 31, 2026 and 2025, respectively.
Acquisition-related Awards
On October 1, 2025, in conjunction with the acquisition of Robey Warshaw, £71,250 ($95,767) was paid to the sellers in the form of 275 Class A Shares, of which £62,700 ($84,275) is subject to repayment if the sellers fail to provide service over a four-year period following closing. The Company amortizes the payment subject to forfeiture over the requisite four-year service period. Compensation expense related to this award was $6,143 for the three months ended March 31, 2026. As of March 31, 2026, the total remaining expense to be recognized pursuant to this arrangement over the future vesting period is $70,854.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
In conjunction with the acquisition of Robey Warshaw, the Company will also deliver consideration in the form of Class A Shares if certain defined benchmark results are exceeded over a five-year performance period, beginning January 1, 2026. This consideration is treated as compensation for accounting purposes. The expense for this award will be recognized over the five-year performance period of the award and will reflect the fair value of the Class A Shares as determined at the award's grant date, as well as the probable outcome of the performance condition. The Company determined that the performance conditions related to this award were not probable of achievement as of March 31, 2026.
The Company also granted 46 Service-based Awards in 2025 to certain former employees of Robey Warshaw, who joined the Company, as retention awards. These awards had a grant date fair value of $15,419 and vest over a four-year service period. The Company will recognize expense for these awards ratably over the service period. Compensation expense related to these awards was $816 for the three months ended March 31, 2026, included in the above compensation expense related to Service-based Awards.
Deferred Cash
Deferred Cash Compensation Program – The Company's deferred cash compensation program provides participants the ability to elect to receive a portion of their deferred compensation in cash, which is indexed to notional investment portfolios selected by the participant and generally vests ratably over four years and requires payment upon vesting. The Company granted $100,074 of deferred cash awards pursuant to the deferred cash compensation program during the first quarter of 2026.
Compensation expense related to the Company's deferred cash compensation program was $36,163 and $38,560 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company expects to pay an aggregate of $295,075 related to the Company's deferred cash compensation program at various dates through 2030 and total compensation expense not yet recognized related to these awards was $221,265. The weighted-average period over which this compensation cost is expected to be recognized is 33 months. Amounts due pursuant to this program are expensed over the requisite service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.
Other Deferred Cash Awards – During the first quarter of 2026, 2025 and 2024, the Company granted $19,725, $11,410 and $6,662, respectively, of deferred cash awards to certain employees. These awards generally vest ratably over one to two years.
The Company also periodically grants performance-based deferred cash awards to certain employees.
Compensation expense related to other deferred cash awards was $5,033 and $3,058 for the three months ended March 31, 2026 and 2025, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2021 (the "2021 Long-term Incentive Plan", which ended on December 31, 2024) and January 1, 2025 (the "2025 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2025). In conjunction with the 2021 Long-term Incentive Plan, the Company distributed cash payments of $71,910 and $71,522 in the three months ended March 31, 2026 and 2025, respectively. Remaining amounts due pursuant to these plans are to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2027 (for the 2021 Long-term Incentive Plan), and in the first quarter of 2029, 2030 and 2031 (for the 2025 Long-term Incentive Plan), subject to employment at the time of payment. As of March 31, 2026, the Company has accrued $123,948 pursuant to the above Long-term Incentive Plans, including $60,111 within Accrued Compensation and Benefits and $63,837 within Other Long-term Liabilities, on the Unaudited Condensed Consolidated Statement of Financial Condition. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to these plans of $32,277 and $10,478 for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027 is $11,687. As of March 31, 2026, the total remaining expense to be recognized for the 2025 Long-term Incentive Plan over the future vesting period ending March 14, 2031, based on the current anticipated probable payout for the plan, is $272,342.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years, and in certain circumstances are also subject to the achievement of performance requirements. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $11,281 and $8,952 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the total compensation cost not yet recognized related to these awards was $87,110.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, "Termination Costs") for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Beginning Balance	$961	$1,181
Termination Costs Incurred	2,572	3,237
Cash Benefits Paid	(1,066)	(3,061)
Non-Cash Charges	(13)	(167)
Ending Balance	$2,454	$1,190
In addition to the above Termination Costs incurred, for the three months ended March 31, 2026 and 2025, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $1,363 and $3,195, respectively (related to 7 and 31 RSUs, respectively) recorded in Employee Compensation and Benefits, principally within the Investment Banking & Equities segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 16 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Private Equity – As of March 31, 2026, the Company had unfunded commitments for capital contributions of $2,486 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On July 10, 2025, the Company amended its $85,000 revolving credit facility Evercore Partners Services East L.L.C. ("East") held with PNC Bank, National Association ("PNC") such that the aggregate principal amount was increased to up to $225,000 (the "PNC Facility") to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of March 31, 2026. Drawings for this facility bear interest at Daily SOFR plus 130 basis points and the maturity date was extended to July 10, 2028. There were no drawings under this facility at March 31, 2026.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 10, 2025, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 130 basis points and the maturity date is October 10, 2029. There were no drawings under this facility at March 31, 2026.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments – The Company entered into commitments to pay additional consideration, including contingent consideration and certain other contingent compensation arrangements related to its acquisition of Robey Warshaw in 2025. See Notes 5 and 15 for further information.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,
	2026	2025
Cash and Cash Equivalents	$985,987	$552,954
Restricted Cash included in Other Assets	10,105	9,786
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$996,092	$562,740
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Self-Funded Medical Insurance Program – The Company's medical insurance plan in the U.S. is a self-funded plan and the Company is liable for the funding of claims under the plan. The Company maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported or paid claims is $5,380 and $4,821 as of March 31, 2026 and December 31, 2025, respectively, which is included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 17 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of March 31, 2026 and December 31, 2025 was $525,169 and $373,081, respectively, which exceeded the minimum net capital requirement by $524,919 and $372,831, respectively.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of March 31, 2026.
Evercore U.K., our U.K. Advisory affiliate, is regulated by the Financial Conduct Authority. The regulatory capital requirement of Evercore U.K. as of March 31, 2026 and December 31, 2025 was $290,884 and $296,406, respectively. The Company's regulatory capital was in excess of these requirements.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at March 31, 2026.
Note 18 – Income Taxes
The Company's Provision (Benefit) for Income Taxes was $9,056 and ($41,727) for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was 2.7% and (37.2%) for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate reflects the recognition of net excess tax benefits associated with appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $88,528 and $74,311 for the three months ended March 31, 2026 and 2025, respectively, which resulted in a reduction in the effective tax rate of 26.7 and 66.3 percentage points for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 also reflects the effect of certain nondeductible expenses, including expenses related to Class K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
In October 2021, members of the Organization for Economic Co-operation and Development ("OECD") agreed on a two-pillar tax framework to realign international taxation with economic activities, including a coordinated set of rules designed to ensure large multinational enterprises pay a minimum 15% tax rate across all jurisdictions, known as Pillar Two. The U.S. has not yet adopted these rules, but several countries have enacted Pillar Two with an effective date beginning January 1, 2024. On January 5, 2026, the OECD announced the implementation of a side-by-side ("SbS") system, which allows U.S.-parented multinationals to be exempt from certain components of the global minimum tax due to having an eligible taxation system already in place under existing U.S. tax rules. The SbS system is effective for fiscal years beginning on or after January 1, 2026. The impact of Pillar Two on the Company's effective tax rate during the year was not material and it is not expected to materially impact the Company's effective tax rate in the future.
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three months ended March 31, 2026 and 2025, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
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
The Company recorded an increase in deferred tax assets of $47 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $3,528 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the three months ended March 31, 2026. The Company recorded an increase in deferred tax assets of $73 associated with changes in Unrealized Gain (Loss) on Securities and

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Investments and a decrease of $2,784 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the three months ended March 31, 2025.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2026, there were $126 of unrecognized tax benefits that, if recognized, $103 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest of $2 during the three months ended March 31, 2026.
Note 19 – Segment Operating Results
Business Segments – The Company's business results are categorized into the following two segments: Investment Banking & Equities and Investment Management. The Investment Banking & Equities segment includes providing advice to clients on significant mergers, acquisitions, divestitures and other strategic corporate transactions, as well as services related to securities underwriting, private placement services and commissions for agency-based equity trading services and equity research. The Investment Banking & Equities segment also includes an interest in Seneca Evercore, which is accounted for under the equity method of accounting. The Investment Management segment includes Wealth Management and interests in private equity funds which are not managed by the Company, as well as an interest in Atalanta Sosnoff, which is accounted for under the equity method of accounting.
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
The Company evaluates segment results based on net revenues and pre-tax income. The Company's resources are allocated and performance is assessed by the Company's CEO and Chairman, whom the Company has determined to be the

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Chief Operating Decision Maker ("CODM"). For both segments, the CODM reviews net revenues and pre-tax income against current and past performance on a quarterly basis when making decisions about allocating resources to the segments, inclusive of decisions regarding new hires, expansion into new geographical locations and entering into material contracts, including lease agreements and significant investments in technology. The CODM also uses these measures in determining appropriate levels of employee compensation.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three months ended March 31, 2026 and 2025.
The following information presents each segment's contribution.

	For the Three Months Ended March 31,
	2026	2025
Investment Banking & Equities
Net Revenues(1)	$1,368,750	$674,532
Employee Compensation and Benefits	889,154	448,029
Non-Compensation(2)	152,656	119,774
Operating Income	326,940	106,729
Income (Loss) from Equity Method Investments	8	(38)
Pre-Tax Income	$326,948	$106,691
Identifiable Segment Assets	$4,186,844	$3,178,276
Investment Management
Net Revenues(1)	$22,828	$20,297
Employee Compensation and Benefits	14,916	11,796
Non-Compensation(2)	4,126	4,046
Operating Income	3,786	4,455
Income from Equity Method Investments	1,043	917
Pre-Tax Income	$4,829	$5,372
Identifiable Segment Assets	$127,429	$92,839
Total
Net Revenues(1)	$1,391,578	$694,829
Employee Compensation and Benefits	904,070	459,825
Non-Compensation(2)	156,782	123,820
Operating Income	330,726	111,184
Income from Equity Method Investments	1,051	879
Pre-Tax Income	$331,777	$112,063
Identifiable Segment Assets	$4,314,273	$3,271,115
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended March 31,
	2026	2025
Investment Banking & Equities(A)	$6,285	$7,818
Investment Management(B)	185	(686)
Total Other Revenue, net	$6,470	$7,132
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration of $8,778 and $4,193 for the three months ended March 31, 2026 and 2025, respectively.
(B)Other Revenue, net, from the Investment Management segment includes interest expense on mandatorily redeemable interests of $113 for the three months ended March 31, 2026.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(2)Non-Compensation expenses are as follows:

	For the Three Months Ended March 31,
	2026	2025
Investment Banking & Equities
Occupancy and Equipment Rental	$26,438	$25,103
Professional Fees(A)	27,539	21,144
Travel and Related Expenses	27,607	21,811
Technology and Information Services(A)	38,959	32,252
Depreciation and Amortization	12,286	5,893
Execution, Clearing and Custody Fees	2,700	2,883
Acquisition and Transition Costs	1,800	—
Other Operating Expenses	15,327	10,688
Total Non-Compensation	$152,656	$119,774

Investment Management
Occupancy and Equipment Rental	$627	$628
Professional Fees(B)	816	1,246
Travel and Related Expenses	264	207
Technology and Information Services(B)	1,459	1,115
Depreciation and Amortization	152	83
Execution, Clearing and Custody Fees	487	463
Other Operating Expenses	321	304
Total Non-Compensation	$4,126	$4,046

Total
Occupancy and Equipment Rental	$27,065	$25,731
Professional Fees(C)	28,355	22,390
Travel and Related Expenses	27,871	22,018
Technology and Information Services(C)	40,418	33,367
Depreciation and Amortization	12,438	5,976
Execution, Clearing and Custody Fees	3,187	3,346
Acquisition and Transition Costs	1,800	—
Other Operating Expenses	15,648	10,992
Total Non-Compensation	$156,782	$123,820
(A)The Company reclassified $9,950 of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Banking & Equities segment for the three months ended March 31, 2025 to conform to the current presentation. See Note 2 for further information.
(B)The Company reclassified $273 of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Management segment for the three months ended March 31, 2025 to conform to the current presentation. See Note 2 for further information.
(C)The Company reclassified $10,223 of technology and related expenses from "Professional Fees" to "Technology and Information Services" for the three months ended March 31, 2025 to conform to the current presentation. See Note 2 for further information.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

	For the Three Months Ended March 31,
	2026	2025
Net Revenues:(1)
Americas(2)	$1,151,978	$587,905
Europe, Middle East and Africa ("EMEA")	219,006	72,657
Asia-Pacific	14,124	27,135
Total	$1,385,108	$687,697
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
(2)Primarily includes revenue attributable to the United States of $1,057,974 and $559,801 for the three months ended March 31, 2026 and 2025, respectively.
The Company's total assets are located in the following geographical areas:

	March 31, 2026	December 31, 2025
Total Assets:
Americas(1)	$2,570,493	$3,396,905
EMEA(2)	1,677,510	1,887,541
Asia-Pacific	66,270	73,651
Total	$4,314,273	$5,358,097
(1)Primarily includes assets located in the United States.
(2)Primarily includes assets located in the United Kingdom.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements other than statements of historical fact are forward-looking statements and, based on various underlying assumptions and expectations, are subject to known and unknown risks, uncertainties and assumptions and may include projections of our future financial performance based on our growth strategies and anticipated trends in Evercore's business. We believe these factors include, but are not limited to, those described under "Risk Factors" discussed in the Annual Report on Form 10-K for the year ended December 31, 2025. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included or incorporated by reference in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise except as required by law.

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
In January 2024, 2025 and 2026, our Board of Directors approved the issuance of Class L Interests to certain of our named executive officers, pursuant to which those named executive officers receive a discretionary distribution of profits from Evercore LP, paid in the first quarters of 2025, 2026 and 2027, respectively. Distributions pursuant to these interests are made in lieu of any cash incentive compensation payments which may otherwise have been made to our named executive officers in respect of their service for 2024, 2025 and 2026, respectively. Following the distributions, the Class L Interests are cancelled pursuant to their terms. We record expense equal to the amount of these distributions in Employee Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Operations and reflect accrued liabilities related to these distributions in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
Our Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers, who exceed defined benchmark results over four-year performance periods beginning January 1, 2021 (which ended on December 31, 2024), pursuant to the 2021 Long-term Incentive Plan, and January 1, 2025, pursuant to the 2025 Long-term Incentive Plan. In conjunction with the 2021 Long-term Incentive Plan, we made cash distributions in the first quarter of 2026 and 2025. Remaining amounts due pursuant to these plans are to be paid in cash or Class A Shares, at our discretion, in the first quarter of 2027, for the 2021 Long-term Incentive Plan, and in the first quarter of 2029, 2030 and 2031, for the 2025 Long-term Incentive Plan, subject to employment at the time of payment. We periodically assess the probability of the benchmarks being achieved and expense the probable payout over the requisite service period of the award.
From time to time, we also grant incentive awards to certain individuals which include both performance and service-based vesting requirements and, in certain awards, market-based requirements. These include Class K-P Units issued by Evercore LP, certain RSU and deferred cash awards, as well as awards issued in conjunction with the acquisition of Robey Warshaw in 2025. See Note 15 to our unaudited condensed consolidated financial statements for further information.
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
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in Atalanta Sosnoff and Seneca Evercore are included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations. See Note 8 to our unaudited condensed consolidated financial statements for further information.
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

Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2026 and 2025. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended March 31,
	2026	2025	Change

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$1,244,739	$557,349	123%
Underwriting Fees	55,068	54,255	1%
Commissions and Related Revenue	62,658	55,110	14%
Asset Management and Administration Fees	22,643	20,983	8%
Other Revenue, Including Interest and Investments	15,361	11,325	36%
Total Revenues	1,400,469	699,022	100%
Interest Expense	8,891	4,193	112%
Net Revenues	1,391,578	694,829	100%
Expenses
Employee Compensation and Benefits	904,070	459,825	97%
Non-Compensation(1)	156,782	123,820	27%
Total Expenses	1,060,852	583,645	82%
Income Before Income from Equity Method Investments and Income Taxes	330,726	111,184	197%
Income from Equity Method Investments	1,051	879	20%
Income Before Income Taxes	331,777	112,063	196%
Provision (Benefit) for Income Taxes	9,056	(41,727)	NM
Net Income	322,721	153,790	110%
Net Income Attributable to Noncontrolling Interest	21,486	7,606	182%
Net Income Attributable to Evercore Inc.	$301,235	$146,184	106%
Diluted Weighted Average Shares of Class A Common Stock Outstanding	41,850	42,058	—%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$7.20	$3.48	107%
(1)Non-Compensation expenses are as follows:

	For the Three Months Ended March 31,
	2026	2025	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$27,065	$25,731	5%
Professional Fees(A)	28,355	22,390	27%
Travel and Related Expenses	27,871	22,018	27%
Technology and Information Services(A)	40,418	33,367	21%
Depreciation and Amortization	12,438	5,976	108%
Execution, Clearing and Custody Fees	3,187	3,346	(5%)
Acquisition and Transition Costs	1,800	—	NM
Other Operating Expenses	15,648	10,992	42%
Total Non-Compensation	$156,782	$123,820	27%
(A)Includes the reclassification of $10.2 million of technology and related expenses from "Professional Fees" to "Technology and Information Services" for the three months ended March 31, 2025 to conform to the current presentation. See Note 2 to our unaudited condensed consolidated financial statements for further information.
As of March 31, 2026 and 2025, we employed approximately 2,635 and 2,395 people, respectively.
Three Months Ended March 31, 2026 versus March 31, 2025
Net Income Attributable to Evercore Inc. was $301.2 million for the three months ended March 31, 2026, an increase of $155.1 million, or 106%, compared to $146.2 million for the three months ended March 31, 2025. The changes in our operating results during these periods are described below.
Net Revenues were $1.39 billion for the three months ended March 31, 2026, an increase of $696.7 million, or 100%, versus Net Revenues of $694.8 million for the three months ended March 31, 2025. Advisory Fees increased $687.4 million, or 123%, Commissions and Related Revenue increased $7.5 million, or 14%, and Underwriting Fees increased $0.8 million, or 1%, compared to the three months ended March 31, 2025. Asset Management and Administration Fees increased $1.7 million, or 8%, compared to the three months ended March 31, 2025. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, was $15.4 million for the three months ended March 31, 2026, an increase of $4.0 million, or 36%, versus $11.3 million for the three months ended March 31, 2025, primarily reflecting higher interest income resulting from higher average balances in interest-bearing assets.
Interest Expense was $8.9 million for the three months ended March 31, 2026, an increase of $4.7 million, or 112%, versus $4.2 million for the three months ended March 31, 2025, primarily reflecting the issuance of new senior notes in July 2025. See Note 11 to our unaudited condensed consolidated financial statements for further information.
Employee Compensation and Benefits Expense was $904.1 million for the three months ended March 31, 2026, an increase of $444.2 million, or 97%, versus $459.8 million for the three months ended March 31, 2025. The increase in the amount of compensation recognized for the three months ended March 31, 2026 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. Employee Compensation and Benefits Expense for the three months ended March 31, 2026 also includes $7.1 million of costs related to awards granted in conjunction with the acquisition of Robey Warshaw. See Notes 5 and 15 to our unaudited condensed consolidated financial statements for further information. Employee Compensation and Benefits Expense as a percentage of Net Revenues was 65.0% for the three months ended March 31, 2026, compared to 66.2% for the three months ended March 31, 2025. Employee Compensation and Benefits Expense as a percentage of Net Revenues was impacted by the factors above, as well as higher net revenues during the current year period compared to the prior year period.
Non-compensation expenses were $156.8 million for the three months ended March 31, 2026, an increase of $33.0 million, or 27%, versus $123.8 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in technology and information services, principally reflecting higher expenses associated with license fees and research services in the first quarter of 2026, an increase in depreciation and amortization, principally reflecting the addition of leasehold improvements for new office space and the amortization of intangible assets from the acquisition of Robey Warshaw, an increase in professional fees and an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount. Non-compensation expenses for the first quarter of 2026 were also impacted by Acquisition and Transition Costs resulting from the impairment of a lease related to the acquisition of Robey Warshaw. See Note 5 to our unaudited condensed consolidated financial statements for further information. Non-Compensation expenses per employee were approximately $60.3 thousand for the three months ended March 31, 2026, versus $51.9 thousand for the three months ended March 31, 2025, a 16% increase.
Income from Equity Method Investments was $1.1 million for the three months ended March 31, 2026, an increase of $0.2 million, or 20%, versus $0.9 million for the three months ended March 31, 2025, reflecting higher earnings from Atalanta Sosnoff and Seneca Evercore during the three months ended March 31, 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the three months ended March 31, 2026 was $9.1 million, which reflected an effective tax rate of 2.7%. The provision (benefit) for income taxes for the three months ended March 31, 2025 was ($41.7) million, which reflected an effective tax rate of (37.2%). The provision (benefit) for income taxes for the three months ended March 31, 2026 and 2025 principally reflects the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $88.5 million and $74.3 million, respectively, which resulted in a reduction in the effective tax rate of 26.7 and 66.3 percentage points for the three months ended March 31, 2026 and 2025, respectively.
Net Income Attributable to Noncontrolling Interest was $21.5 million for the three months ended March 31, 2026, an increase of $13.9 million, or 182%, versus $7.6 million for the three months ended March 31, 2025. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income at Evercore LP during the three months ended March 31, 2026. See Note 13 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Three Months Ended March 31,
	2026	2025	Change

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$1,244,739	$557,349	123%
Underwriting Fees	55,068	54,255	1%
Commissions and Related Revenue	62,658	55,110	14%
Other Revenue, net(1)	6,285	7,818	(20%)
Net Revenues	1,368,750	674,532	103%
Expenses
Employee Compensation and Benefits	889,154	448,029	98%
Non-Compensation(3)	152,656	119,774	27%
Total Expenses	1,041,810	567,803	83%
Operating Income	326,940	106,729	206%
Income (Loss) from Equity Method Investments(2)	8	(38)	NM
Pre-Tax Income	$326,948	$106,691	206%
(1)Includes interest expense on Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration, all of which total $8.8 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Equity in Seneca Evercore is classified within Income (Loss) from Equity Method Investments.
(3)Non-Compensation expenses are as follows:

	For the Three Months Ended March 31,
	2026	2025	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$26,438	$25,103	5%
Professional Fees(A)	27,539	21,144	30%
Travel and Related Expenses	27,607	21,811	27%
Technology and Information Services(A)	38,959	32,252	21%
Depreciation and Amortization	12,286	5,893	108%
Execution, Clearing and Custody Fees	2,700	2,883	(6%)
Acquisition and Transition Costs	1,800	—	NM
Other Operating Expenses	15,327	10,688	43%
Total Non-Compensation	$152,656	$119,774	27%
(A)Includes the reclassification of $10.0 million of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Banking & Equities segment for the three months ended March 31, 2025 to conform to the current presentation. See Notes 2 and 19 to our unaudited condensed consolidated financial statements for further information.
The following table summarizes Evercore statistics for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025	Change
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(1)	313	238	32%
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(1)	148	96	54%
Total Number of Underwriting Transactions(1)	23	14	64%
Total Number of Underwriting Transactions as a Bookrunner(1)	21	12	75%
(1) Includes Equity and Debt Underwriting Transactions. Our Advisory statistics include M&A activity as well as other advisory assignments undertaken by the firm.
Investment Banking & Equities Results of Operations
Three Months Ended March 31, 2026 versus March 31, 2025
Net Revenues were $1.37 billion for the three months ended March 31, 2026, an increase of $694.2 million, or 103%, versus $674.5 million for the three months ended March 31, 2025. The increase in revenues for the three months ended March 31, 2026 was primarily driven by an increase of $687.4 million, or 123%, in Advisory Fees, reflecting an increase in revenue across both M&A and non-M&A assignments, an increase in revenue earned from large transactions and an increase in the number of advisory fees earned during the first quarter of 2026. Commissions and Related Revenue increased $7.5 million, or 14%, compared to the three months ended March 31, 2025, primarily reflecting higher trading commissions driven by increased trading volume during the first quarter of 2026. Underwriting Fees increased $0.8 million, or 1%, compared to the three months ended March 31, 2025, reflecting an increase in the number of transactions we participated in during the first quarter of 2026. Other Revenue, net, decreased $1.5 million, or 20%, compared to the three months ended March 31, 2025, primarily reflecting an increase in interest expense related to the issuance of new senior notes in July 2025, partially offset by higher interest income resulting from higher average balances in interest-bearing assets.
Employee Compensation and Benefits Expense was $889.2 million for the three months ended March 31, 2026, an increase of $441.1 million, or 98%, versus $448.0 million for the three months ended March 31, 2025. The increase in the amount of compensation recognized for the three months ended March 31, 2026 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. Employee Compensation and Benefits Expense for the three months ended March 31, 2026 also includes $7.1 million of costs related to awards granted in conjunction with the acquisition of Robey Warshaw. See Notes 5 and 15 to our unaudited condensed consolidated financial statements for further information.
Non-compensation expenses were $152.7 million for the three months ended March 31, 2026, an increase of $32.9 million, or 27%, versus $119.8 million for the three months ended March 31, 2025. Non-compensation expenses increased from the prior year period, primarily driven by an increase in technology and information services, principally reflecting higher expenses associated with license fees and research services in the first quarter of 2026, an increase in depreciation and amortization, principally reflecting the addition of leasehold improvements for new office space and the amortization of intangible assets from the acquisition of Robey Warshaw, an increase in professional fees and an increase in travel and related expenses, largely due to higher levels of business activity and increased headcount. Non-compensation expenses for the first quarter of 2026 were also impacted by Acquisition and Transition Costs resulting from the impairment of a lease related to the acquisition of Robey Warshaw. See Note 5 to our unaudited condensed consolidated financial statements for further information.
Income (Loss) from Equity Method Investments was $0.01 million for the three months ended March 31, 2026, an increase of $0.05 million versus ($0.04) million for the three months ended March 31, 2025, reflecting higher earnings from Seneca Evercore during the three months ended March 31, 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended March 31,
	2026	2025	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$22,643	$20,983	8%
Other Revenue, net(1)	185	(686)	NM
Net Revenues	22,828	20,297	12%
Expenses
Employee Compensation and Benefits	14,916	11,796	26%
Non-Compensation(3)	4,126	4,046	2%
Total Expenses	19,042	15,842	20%
Operating Income	3,786	4,455	(15%)
Income from Equity Method Investments(2)	1,043	917	14%
Pre-Tax Income	$4,829	$5,372	(10%)
(1)Includes interest expense on mandatorily redeemable interests of $0.1 million for the three months ended March 31, 2026.
(2)Equity in Atalanta Sosnoff is classified as Income from Equity Method Investments.
(3)Non-Compensation expenses are as follows:

	For the Three Months Ended March 31,
	2026	2025	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$627	$628	—%
Professional Fees(A)	816	1,246	(35%)
Travel and Related Expenses	264	207	28%
Technology and Information Services(A)	1,459	1,115	31%
Depreciation and Amortization	152	83	83%
Execution, Clearing and Custody Fees	487	463	5%
Other Operating Expenses	321	304	6%
Total Operating Expenses	$4,126	$4,046	2%
(A)Includes the reclassification of $0.3 million of technology and related expenses from "Professional Fees" to "Technology and Information Services" in the Investment Management segment for the three months ended March 31, 2025 to conform to the current presentation. See Notes 2 and 19 to our unaudited condensed consolidated financial statements for further information.
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV (together the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic V and previously were passive investors in Trilantic IV (through December 2025). In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of March 31, 2026, there was no previously distributed carried interest received from the funds subject to repayment.
•We also hold an interest in Atalanta Sosnoff that is accounted for under the equity method of accounting. The result of this investment is included within Income from Equity Method Investments. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Assets Under Management
AUM in our Wealth Management business of $15.1 billion at March 31, 2026 decreased $0.4 billion, or 3%, compared to $15.5 billion at December 31, 2025. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 77% and 78% of Level 1 investments, 19% and 18% of Level 2 investments and 4% and 4% of Level 3 investments as of March 31, 2026 and December 31, 2025, respectively.
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
The following table summarizes AUM activity for Wealth Management for the three months ended March 31, 2026:

(dollars in millions)
Balance at December 31, 2025	$15,516
Inflows	378
Outflows	(429)
Market Appreciation (Depreciation)	(383)
Balance at March 31, 2026	$15,082

Unconsolidated Affiliates - Balance at March 31, 2026
Atalanta Sosnoff	$9,075
The following table represents the composition of AUM for Wealth Management as of March 31, 2026:

Equities	66%
Fixed Income	19%
Liquidity(1)	11%
Alternatives	4%
Total	100%
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
For the three months ended March 31, 2026, AUM for Wealth Management decreased 3%, reflecting a 2% decrease from market depreciation and a 1% decrease from net outflows. Performance as of March 31, 2026 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 6% and 5%, respectively
◦The S&P 500 was up approximately 18% on both a 1 and 3-year basis
•Wealth Management outperformed the fixed income composite on a 1 and 3-year basis by approximately 0.04% and 0.5%, respectively
◦The fixed income composite was up approximately 4% and 2% on a 1 and 3-year basis, respectively
•The S&P 500 and the fixed income composite were down approximately 4% and 1%, respectively, for the three months ended March 31, 2026
AUM from our unconsolidated affiliate, Atalanta Sosnoff, decreased 5% compared to December 31, 2025.
Three Months Ended March 31, 2026 versus March 31, 2025
Net Revenues were $22.8 million for the three months ended March 31, 2026, an increase of $2.5 million, or 12%, versus $20.3 million for the three months ended March 31, 2025. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $1.7 million, or 8%, compared to the three months ended March 31, 2025, as associated AUM increased 10%, from market appreciation as well as net inflows.
Employee Compensation and Benefits Expense was $14.9 million for the three months ended March 31, 2026, an increase of $3.1 million, or 26%, versus $11.8 million for the three months ended March 31, 2025, primarily reflecting a higher accrual for incentive compensation and higher base salaries, resulting from higher headcount.
Non-Compensation expenses were $4.1 million for the three months ended March 31, 2026, an increase of $0.1 million, or 2%, versus $4.0 million for the three months ended March 31, 2025, primarily driven by an increase in technology and information services, partially offset by a decrease in professional fees.
Income from Equity Method Investments was $1.0 million for the three months ended March 31, 2026, an increase of $0.1 million, or 14%, versus $0.9 million for the three months ended March 31, 2025, reflecting higher earnings from Atalanta Sosnoff in the first quarter of 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
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

	For the Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$322,721	$153,790
Non-cash charges	230,993	173,787
Other operating activities	(779,577)	(877,230)
Operating activities	(225,863)	(549,653)
Investing activities	524,527	679,761
Financing activities	(731,439)	(460,857)
Effect of exchange rate changes	(7,273)	11,382
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(440,048)	(319,367)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	1,436,140	882,107
End of Period	$996,092	$562,740

Three Months Ended March 31, 2026. Cash, Cash Equivalents and Restricted Cash were $1.0 billion at March 31, 2026, a decrease of $440.0 million versus Cash, Cash Equivalents and Restricted Cash of $1.4 billion at December 31, 2025. Operating activities resulted in a net outflow of $225.9 million, primarily related to the payment of 2025 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2026, partially offset by earnings. Cash of $524.5 million was provided by investing activities, primarily related to net proceeds from sales and maturities of investment securities, partially offset by net purchases of certificates of deposit. Financing activities during the period used cash of $731.4 million, primarily for purchases of treasury stock (including for the net settlement of RSUs), the payment of dividends, the $48.0 million repayment of our Series C Notes and distributions made to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with capital requirements and restrictions of our regulated legal entities. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking & Equities segment, which is primarily a function of closing client transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration and mandatorily redeemable interests, as well as payments for income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. Certain of these tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments, including deferred compensation arrangements. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any, as well as the level of long-term borrowings required.

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
For a further discussion of risks related to our business, refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
On April 29, 2025, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.6 billion worth of Class A Shares and/or LP Units and 8.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2026, we repurchased 1,026,236 Class A Shares, at an average cost per share of $302.01, for $309.9 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the three months ended March 31, 2026, we repurchased 903,405 Class A Shares, at an average cost per share of $344.71, for $311.4 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 1,929,641 Class A Shares repurchased during the three months ended March 31, 2026 were acquired for aggregate purchase consideration of $621.3 million, at an average cost per share of $322.00.
Private Placement Notes
On March 30, 2016, we issued an aggregate of $170.0 million of senior notes, including: $38.0 million aggregate principal amount of our 4.88% Series A Notes which were due and repaid on March 30, 2021, $67.0 million aggregate principal amount of our 5.23% Series B Notes which were originally due March 30, 2023 and prepaid on June 28, 2022, $48.0 million aggregate principal amount of our 5.48% Series C Notes which were due and repaid on March 30, 2026 and $17.0 million aggregate principal amount of our 5.58% Series D Notes, pursuant to the 2016 Note Purchase Agreement, amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
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
On March 29, 2021, we issued $38.0 million aggregate principal amount of our 1.97% Series I Notes which were due and repaid on August 1, 2025, pursuant to the 2021 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
On June 28, 2022, we issued $67.0 million aggregate principal amount of our 4.61% Series J Notes, pursuant to the 2022 Note Purchase Agreement, amended on July 10, 2025, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
On July 24, 2025, we issued an aggregate of $250.0 million of senior notes, including: $125.0 million aggregate principal amount of our 5.17% Series K Notes and $125.0 million aggregate principal amount of our 5.47% Series L Notes, pursuant to the 2025 Note Purchase Agreement, among the Company and the purchasers party thereto in a private placement exempt from registration under the Securities Act of 1933.
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." The 2025 Private Placement Notes also allow for prepayment within six months of maturity without an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. Interest on the notes is subject to certain escalation provisions in the event that the leverage ratio exceeds certain thresholds. As of March 31, 2026, we were in compliance with all of these covenants.
Lines of Credit
On July 10, 2025, we amended our $85.0 million revolving credit facility East held with PNC such that the aggregate principal amount was increased to up to $225.0 million to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of March 31, 2026. Drawings for this facility bear interest at Daily SOFR plus 130 basis points and the maturity date was extended to July 10, 2028. There were no drawings under this facility at March 31, 2026.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 10, 2025, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 130 basis points and the maturity date is October 10, 2029. There were no drawings under this facility at March 31, 2026.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.5 million as of March 31, 2026 and December 31, 2025. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by the private equity funds. We expect to fund these commitments with cash flows from operations. See Note 16 to our unaudited condensed consolidated financial statements for further information.
We entered into commitments to pay additional consideration, including contingent consideration and certain other contingent compensation arrangements, related to our acquisition of Robey Warshaw in 2025. See Notes 5 and 15 to our unaudited condensed consolidated financial statements for further information.
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our unaudited condensed consolidated financial statements.
As of March 31, 2026, our current and former Senior Managing Directors owned an aggregate of approximately 1.2 million vested Class A LP Units, 0.3 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.8 million vested Class K LP Units. In addition, 0.7 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of March 31, 2026. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of March 31, 2026 included $986.0 million of Cash and Cash Equivalents and $1.04 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.

Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred cash compensation program. As of March 31, 2026, the fair value of our investments with these products, based on closing prices, was $143.1 million. We had net realized and unrealized losses of ($7.2) million for the three months ended March 31, 2026, from our exchange-traded funds portfolio. See Note 7 to our unaudited condensed consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $14.3 million, $28.6 million and $42.9 million, respectively, for the three months ended March 31, 2026.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.2 million for the three months ended March 31, 2026.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the three months ended March 31, 2026, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was a loss of $10.8 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables primarily from certain fees related to private funds capital raising and the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees primarily related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for liability management and restructuring transaction receivables may exceed 90 days. We reversed bad debt expense of $0.1 million for the three months ended March 31, 2026 and recorded bad debt expense of $2.6 million for the three months ended March 31, 2025.

As of March 31, 2026 and December 31, 2025, total receivables recorded in Accounts Receivable amounted to $546.6 million and $555.8 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $143.6 million and $129.9 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of March 31, 2026, total contract assets recorded in Other Current Assets and Other Assets amounted to $61.6 million and $31.5 million, respectively. As of December 31, 2025, total contract assets recorded in Other Current Assets and Other Assets amounted to $147.4 million and $27.9 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of U.S. Treasury securities, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of March 31, 2026, we had Investment Securities of $836.7 million, of which 83% were U.S. Treasury securities.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements included in this report are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in our consolidated financial statements and their notes, including reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2026	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 1 to January 31	9,884	$342.99	—	7,195,462
February 1 to February 28	1,291,150	339.71	428,708	6,766,754
March 1 to March 31	628,607	285.31	597,528	6,169,226
Total January 1 to March 31	1,929,641	$322.00	1,026,236	6,169,226
(1)Includes the repurchase of 903,405 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2026.
(2)Excludes excise tax levied on share repurchases, net of issuances.
(3)On April 29, 2025, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.6 billion worth of Class A Shares and/or LP Units and 8.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This program may be suspended or discontinued at any time and does not have a specified expiration date.

Item 5.	Other Information
During the three months ended March 31, 2026, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: May 6, 2026

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ TIM LALONDE
Name:	Tim LaLonde
Title:	Chief Financial Officer