Form 10-Q
period 2026-06-30
Evercore Inc.
filed 2026-08-05
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of July 23, 2026 was 38,457,778. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of July 23, 2026 was 46 (excluding 54 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and Cash Equivalents	$1,256,599	$1,426,020
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $199,307 and $877,606 at June 30, 2026 and December 31, 2025, respectively)	1,148,333	1,580,638
Accounts Receivable (net of allowances of $5,521 and $2,983 at June 30, 2026 and December 31, 2025, respectively)	568,468	555,812
Receivable from Employees and Related Parties	68,206	63,434
Other Current Assets	154,807	232,337
Total Current Assets	3,196,413	3,858,241
Investments	16,372	16,898
Deferred Tax Assets	318,290	297,361
Operating Lease Right-of-Use Assets	445,263	457,152
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $181,724 and $170,272 at June 30, 2026 and December 31, 2025, respectively)	189,453	190,064
Goodwill	227,844	230,783
Intangible Assets (net of accumulated amortization of $11,006 and $3,727 at June 30, 2026 and December 31, 2025, respectively)	22,277	30,090
Other Assets	284,883	277,508
Total Assets	$4,700,795	$5,358,097
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$940,180	$1,381,322
Accounts Payable and Accrued Expenses	43,485	44,562
Payable to Employees and Related Parties	205,741	181,591
Operating Lease Liabilities	65,251	58,666
Taxes Payable	2,173	15,942
Current Portion of Notes Payable	—	47,981
Other Current Liabilities	38,328	53,357
Total Current Liabilities	1,295,158	1,783,421
Operating Lease Liabilities	487,912	508,191
Notes Payable	539,979	540,243
Amounts Due Pursuant to Tax Receivable Agreements	63,438	59,579
Deferred Tax Liabilities	—	4,652
Other Long-term Liabilities	136,005	142,145
Total Liabilities	2,522,492	3,038,231
Commitments and Contingencies (Note 16)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 89,765,142 and 87,572,820 issued at June 30, 2026 and December 31, 2025, respectively, and 38,454,700 and 38,522,790 outstanding at June 30, 2026 and December 31, 2025, respectively)	898	876
Class B, par value $0.01 per share (1,000,000 shares authorized, 46 and 45 issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	—	—
Additional Paid-In Capital	4,272,786	4,024,496
Accumulated Other Comprehensive Income (Loss)	(22,408)	(13,128)
Retained Earnings	2,903,674	2,581,815
Treasury Stock at Cost (51,310,442 and 49,050,030 shares at June 30, 2026 and December 31, 2025, respectively)	(5,296,394)	(4,562,483)
Total Evercore Inc. Stockholders' Equity	1,858,556	2,031,576
Noncontrolling Interest	319,747	288,290
Total Equity	2,178,303	2,319,866
Total Liabilities and Equity	$4,700,795	$5,358,097
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Investment Banking & Equities:
Advisory Fees	$775,590	$697,744	$2,020,329	$1,255,093
Underwriting Fees	97,071	32,206	152,139	86,461
Commissions and Related Revenue	63,535	58,272	126,193	113,382
Asset Management and Administration Fees	23,655	20,684	46,298	41,667
Other Revenue, Including Interest and Investments	38,646	29,134	54,007	40,459
Total Revenues	998,497	838,040	2,398,966	1,537,062
Interest Expense	8,298	4,210	17,189	8,403
Net Revenues	990,199	833,830	2,381,777	1,528,659
Expenses
Employee Compensation and Benefits	641,791	548,611	1,545,861	1,008,436
Occupancy and Equipment Rental	29,726	26,914	56,791	52,645
Professional Fees	33,044	23,133	61,399	45,523
Travel and Related Expenses	35,331	23,984	63,202	46,002
Technology and Information Services	43,961	36,587	84,379	69,954
Depreciation and Amortization	12,577	6,450	25,015	12,426
Execution, Clearing and Custody Fees	3,052	3,180	6,239	6,526
Special Charges, Including Business Realignment Costs	21,315	—	21,315	—
Acquisition and Transition Costs	—	1,637	1,800	1,637
Other Operating Expenses	22,826	12,945	38,474	23,937
Total Expenses	843,623	683,441	1,904,475	1,267,086
Income Before Income from Equity Method Investments and Income Taxes	146,576	150,389	477,302	261,573
Income from Equity Method Investments	1,018	815	2,069	1,694
Income Before Income Taxes	147,594	151,204	479,371	263,267
Provision for Income Taxes	41,094	44,265	50,150	2,538
Net Income	106,500	106,939	429,221	260,729
Net Income Attributable to Noncontrolling Interest	11,223	9,738	32,709	17,344
Net Income Attributable to Evercore Inc.	$95,277	$97,201	$396,512	$243,385
Net Income Attributable to Evercore Inc. Common Shareholders	$95,277	$97,201	$396,512	$243,385
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,631	38,715	38,799	38,717
Diluted	41,134	41,213	41,491	41,636
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$2.47	$2.51	$10.22	$6.29
Diluted	$2.32	$2.36	$9.56	$5.85

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$106,500	$106,939	$429,221	$260,729
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	5	5	(143)	(223)
Foreign Currency Translation Adjustment Gain (Loss), net	853	18,678	(9,982)	27,392
Other Comprehensive Income (Loss)	858	18,683	(10,125)	27,169
Comprehensive Income	107,358	125,622	419,096	287,898
Comprehensive Income Attributable to Noncontrolling Interest	11,290	11,128	31,864	19,373
Comprehensive Income Attributable to Evercore Inc.	$96,068	$114,494	$387,232	$268,525

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended June 30, 2026
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2026	89,656,198	$897	$4,141,883	$(23,199)	$2,846,337	(50,979,671)	$(5,183,832)	$306,515	$2,088,601
Net Income	—	—	—	—	95,277	—	—	11,223	106,500
Other Comprehensive Income	—	—	—	791	—	—	—	67	858
Treasury Stock Purchases	—	—	—	—	—	(330,771)	(112,562)	—	(112,562)
Evercore LP Units Exchanged for Class A Common Stock	44,479	—	5,865	—	—	—	—	(4,988)	877
Equity-based Compensation Awards	64,465	1	131,990	—	—	—	—	15,991	147,982
Dividends	—	—	—	—	(37,940)	—	—	—	(37,940)
Noncontrolling Interest (Note 13)	—	—	(6,952)	—	—	—	—	(9,061)	(16,013)
Balance at June 30, 2026	89,765,142	$898	$4,272,786	$(22,408)	$2,903,674	(51,310,442)	$(5,296,394)	$319,747	$2,178,303

	For the Six Months Ended June 30, 2026
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2025	87,572,820	$876	$4,024,496	$(13,128)	$2,581,815	(49,050,030)	$(4,562,483)	$288,290	$2,319,866
Net Income	—	—	—	—	396,512	—	—	32,709	429,221
Other Comprehensive Income (Loss)	—	—	—	(9,280)	—	—	—	(845)	(10,125)
Treasury Stock Purchases	—	—	—	—	—	(2,260,412)	(733,911)	—	(733,911)
Evercore LP Units Exchanged for Class A Common Stock	109,759	1	17,201	—	—	—	—	(11,844)	5,358
Equity-based Compensation Awards	2,082,563	21	238,041	—	—	—	—	32,131	270,193
Dividends	—	—	—	—	(74,653)	—	—	—	(74,653)
Noncontrolling Interest (Note 13)	—	—	(6,952)	—	—	—	—	(20,694)	(27,646)
Balance at June 30, 2026	89,765,142	$898	$4,272,786	$(22,408)	$2,903,674	(51,310,442)	$(5,296,394)	$319,747	$2,178,303

	For the Three Months Ended June 30, 2025
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at March 31, 2025	86,863,201	$869	$3,596,161	$(28,210)	$2,245,124	(48,206,094)	$(4,307,384)	$245,095	$1,751,655
Net Income	—	—	—	—	97,201	—	—	9,738	106,939
Other Comprehensive Income	—	—	—	17,293	—	—	—	1,390	18,683
Treasury Stock Purchases	—	—	—	—	—	(183,033)	(43,205)	—	(43,205)
Evercore LP Units Exchanged for Class A Common Stock	86,625	1	11,026	—	—	—	—	(8,772)	2,255
Equity-based Compensation Awards	32,817	—	103,752	—	—	—	—	19,847	123,599
Dividends	—	—	—	—	(36,329)	—	—	—	(36,329)
Noncontrolling Interest (Note 13)	—	—	(1,220)	—	—	—	—	(3,883)	(5,103)
Balance at June 30, 2025	86,982,643	$870	$3,709,719	$(10,917)	$2,305,996	(48,389,127)	$(4,350,589)	$263,415	$1,918,494

	For the Six Months Ended June 30, 2025
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2024	84,767,922	$848	$3,510,356	$(36,057)	$2,133,919	(46,651,572)	$(3,901,424)	$234,166	$1,941,808
Net Income	—	—	—	—	243,385	—	—	17,344	260,729
Other Comprehensive Income	—	—	—	25,140	—	—	—	2,029	27,169
Treasury Stock Purchases	—	—	—	—	—	(1,737,555)	(449,165)	—	(449,165)
Evercore LP Units Exchanged for Class A Common Stock	110,317	1	13,441	—	—	—	—	(10,967)	2,475
Equity-based Compensation Awards	2,104,404	21	187,142	—	—	—	—	32,574	219,737
Dividends	—	—	—	—	(71,308)	—	—	—	(71,308)
Noncontrolling Interest (Note 13)	—	—	(1,220)	—	—	—	—	(11,731)	(12,951)
Balance at June 30, 2025	86,982,643	$870	$3,709,719	$(10,917)	$2,305,996	(48,389,127)	$(4,350,589)	$263,415	$1,918,494

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net Income	$429,221	$260,729
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(11,160)	(7,723)
Equity Method Investments	99	189
Equity-Based and Other Deferred Compensation	415,371	329,365
Noncash Lease Expense	27,059	25,062
Depreciation, Amortization and Accretion, net	19,942	3,610
Bad Debt Expense	3,033	3,530
Deferred Taxes	(12,390)	(6,671)
Decrease (Increase) in Operating Assets:
Investment Securities	5,734	10,185
Accounts Receivable	(18,373)	(57,397)
Receivable from Employees and Related Parties	(5,337)	(100)
Other Assets	68,860	(57,867)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(518,675)	(565,247)
Accounts Payable and Accrued Expenses	(1,578)	6,621
Payables to Employees and Related Parties	24,181	37,003
Taxes Payable	(13,769)	(2,568)
Other Liabilities	(112,563)	(90,637)
Net Cash Provided by (Used in) Operating Activities	299,655	(111,916)
Cash Flows From Investing Activities
Investments Purchased	—	(1,000)
Distributions of Private Equity Investments	—	1,270
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	1,440,079	1,443,298
Purchases of Investment Securities	(1,012,467)	(1,017,910)
Maturity of Certificates of Deposit	242,856	66,422
Purchase of Certificates of Deposit	(222,554)	(80,766)
Purchase of Furniture, Equipment and Leasehold Improvements	(13,833)	(45,706)
Net Cash Provided by Investing Activities	434,081	365,608
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	450	1,331
Distributions to Noncontrolling Interests	(20,702)	(13,309)
Payments Under Tax Receivable Agreement	(667)	(597)
Payment of Notes Payable	(48,000)	—
Purchase of Treasury Stock and Noncontrolling Interests	(736,457)	(450,139)
Dividends	(84,726)	(79,091)
Net Cash Provided by (Used in) Financing Activities	(890,102)	(541,805)
Effect of Exchange Rate Changes on Cash	(12,575)	33,255
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(168,941)	(254,858)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	1,436,140	882,107
Cash, Cash Equivalents and Restricted Cash – End of Period	$1,267,199	$627,249
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$14,581	$8,130
Payments for Income Taxes	$100,419	$40,387
Accrued Dividends	$7,367	$7,672

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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore U.K., Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada"), Evercore Asia Limited ("Evercore Hong Kong"), Evercore Asia (Singapore) Pte. Ltd. ("Evercore Singapore"), PT Evercore Advisory Indonesia ("Evercore Indonesia") and Evercore Israel L.L.C. ("Evercore Israel") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong, Evercore Singapore, Evercore Indonesia and Evercore Israel, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong, Evercore Singapore, Evercore Indonesia and Evercore Israel assets of $1,219,499 and liabilities of $425,132 at June 30, 2026 and Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong, Evercore Singapore and Evercore Indonesia assets of $1,269,753 and liabilities of $485,879 at December 31, 2025.
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
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Banking & Equities:
Advisory Fees	$775,590	$697,744	$2,020,329	$1,255,093
Underwriting Fees	97,071	32,206	152,139	86,461
Commissions and Related Revenue	63,535	58,272	126,193	113,382
Total Investment Banking & Equities	$936,196	$788,222	$2,298,661	$1,454,936

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$23,655	$20,684	$46,298	$41,667
Total Investment Management	$23,655	$20,684	$46,298	$41,667
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the six months ended June 30, 2026 and 2025 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Six Months Ended June 30, 2026
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2026	$555,812	$129,853	$147,444	$27,905	$5,995
Increase (Decrease)	12,656	17,699	(100,287)	3,938	6,686
Balance at June 30, 2026	$568,468	$147,552	$47,157	$31,843	$12,681

	For the Six Months Ended June 30, 2025
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2025	$421,502	$101,314	$62,379	$14,477	$3,582
Increase	62,473	11,644	14,969	1,726	2,695
Balance at June 30, 2025	$483,975	$112,958	$77,348	$16,203	$6,277
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
The Company recognized revenue of $25,517 and $33,321 on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026, respectively, and $5,931 and $11,041 for the three and six months ended June 30, 2025, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Beginning Balance	$2,810	$3,183	$2,983	$2,253
Bad debt expense, net of reversals	3,130	940	3,033	3,530
Write-offs, foreign currency translation and other adjustments	(419)	(229)	(495)	(1,889)
Ending Balance	$5,521	$3,894	$5,521	$3,894
The change in the balance during the three and six months ended June 30, 2026 is primarily related to an increase in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets, primarily from the Company's private and secondary fund advisory businesses, as of June 30, 2026, by year of origination:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	Amortized Carrying Value by Origination Year
	2026	2025	2024	2023	2022	Total
Long-term Accounts Receivable and Long-term Contract Assets	$61,722	$81,975	$27,368	$6,289	$2,041	$179,395
Note 5 – Business Changes and Developments
Robey Warshaw
On July 29, 2025, the Company entered into an agreement to acquire Robey Warshaw, an independent advisory firm headquartered in the United Kingdom. The transaction closed on October 1, 2025.
As consideration for the acquisition, the Company delivered to the sellers £71,250 ($95,767) at closing in the form of 275 shares of Class A common stock ("Class A Shares"), as well as cash of $5,345. Of the £71,250 delivered in Class A Shares at closing, £62,700 ($84,275) is subject to repayment if the sellers fail to provide service over a four-year period following the acquisition and, as such, will be treated as compensation for accounting purposes. See Note 15 for further information. Additionally, the Company will deliver to the sellers £74,813 ($99,202 as of June 30, 2026) due on the first anniversary of the closing (in Class A Shares or cash), the present value of which was $97,805 and $96,538 as of June 30, 2026 and December 31, 2025, respectively, and is classified within Payable to Employees and Related Parties on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The sellers are also entitled to contingent consideration, which had a fair value of $26,935 and $24,521 as of June 30, 2026 and December 31, 2025, respectively, and will be payable on various dates between closing and shortly following the sixth anniversary of closing, dependent on the achievement of certain performance thresholds over a multi-year period. This contingent consideration is recorded within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The change in the fair value of the contingent consideration resulted in Other Operating Expenses of $1,613 and $2,816 for the three and six months ended June 30, 2026, respectively, on the Unaudited Condensed Consolidated Statements of Operations.
As part of the consideration transferred to the sellers, the Company also issued performance-based awards which are treated as compensation for accounting purposes. Furthermore, the Company also granted retention awards to Robey Warshaw employees joining the Company which are treated as compensation for accounting purposes. See Note 15 for further information.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for the Investment Banking & Equities segment was $3,712 and $7,442 for the three and six months ended June 30, 2026, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Acquisition and Transition Costs
The Company incurred acquisition-related costs of $1,800 for the six months ended June 30, 2026, related to the impairment of a lease in conjunction with the acquisition of Robey Warshaw, and $1,637 for the three and six months ended June 30, 2025, comprised of professional fees for legal and other services, which are included in Acquisition and Transition Costs on the Unaudited Condensed Consolidated Statements of Operations.
Note 6 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $476 and $2,389 for the three and six months ended June 30, 2026, respectively, and $1,271 for the six months ended June 30, 2025.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $33,807 and $34,675 as of June 30, 2026 and December 31, 2025, respectively. See Note 15 for further information.
Note 7 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of June 30, 2026 and December 31, 2025 were as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2026	December 31, 2025
Debt Securities	$199,318	$877,803
Equity Securities	375	355
Debt Securities Carried by EGL	759,725	486,641
Investment Funds	169,989	175,418
Total Investment Securities, at fair value	$1,129,407	$1,540,217

Certificates of Deposit, at contract value	18,926	40,421

Total Investment Securities and Certificates of Deposit	$1,148,333	$1,580,638
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
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $11 and $218 as of June 30, 2026 and December 31, 2025, respectively. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($21) as of December 31, 2025.
Net unrealized gains (losses) included in Other Comprehensive Income were $7 and ($188) for the three and six months ended June 30, 2026, respectively, and $8 and ($293) for the three and six months ended June 30, 2025, respectively.
Gross realized gains included within Other Revenue, Including Interest and Investments, were $3 for each of the six months ended June 30, 2026 and 2025. Gross realized losses included within Other Revenue, Including Interest and Investments, were ($42) and ($20) for the six months ended June 30, 2026 and 2025, respectively.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $881,184 for the six months ended June 30, 2026 and $25,925 and $841,964 for the three and six months ended June 30, 2025, respectively.
Scheduled maturities of the Company's available-for-sale debt securities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$199,307	$199,318	$877,606	$877,803
Total	$199,307	$199,318	$877,606	$877,803
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasury securities and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at June 30, 2026 and has not recorded a credit allowance on these securities.
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net unrealized gains (losses) of $85 and $20 for the three and six months ended June 30, 2026, respectively, and ($19) and ($108) for the three and six months ended June 30, 2025, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury securities. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of $74 and $21 for the three and six months ended June 30, 2026, respectively, and ($53) and ($157) for the three and six months ended June 30, 2025, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $21,526 and $14,312 for the three and six months ended June 30, 2026, respectively, (of which $21,526 and ($13,568), respectively, were net unrealized gains (losses)) and $15,085 and $9,154 for the three and six months ended June 30, 2025, respectively, (of which $15,085 and ($13,454), respectively, were net unrealized gains (losses)).
Certificates of Deposit
At June 30, 2026 and December 31, 2025, the Company held certificates of deposit of $18,926 and $40,421, respectively, with certain banks with original maturities of seven months or less when purchased.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Atalanta Sosnoff	$11,137	$11,261
Seneca Evercore	1,253	1,312
Total	$12,390	$12,573

Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At June 30, 2026, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $1,000 and $2,043 for the three and six months ended June 30, 2026, respectively, and $804 and $1,721 for the three and six months ended June 30, 2025, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At June 30, 2026, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings (losses) of $18 and $26 for the three and six months ended June 30, 2026, respectively, and $11 and ($27) for the three and six months ended June 30, 2025, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $62 and $124 for each of the three and six months ended June 30, 2026 and 2025, respectively.
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
A summary of the Company's investments in the private equity funds as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Glisco II, Glisco III and Glisco IV	$1,687	$1,927
Trilantic V	633	725
Total Private Equity Funds	$2,320	$2,652
Net realized and unrealized losses on private equity fund investments were ($339) and ($338) for the three and six months ended June 30, 2026, respectively, and ($114) and ($1,094) for the three and six months ended June 30, 2025, respectively. In the event the funds perform poorly, the Company may be obligated to repay certain carried interest previously distributed. As of June 30, 2026, there was no previously distributed carried interest received from the funds subject to repayment.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these entities, the Company does not possess substantive participating rights. The Company had assets of $1,226 and $1,327 included in its Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2026 and December 31, 2025, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of June 30, 2026 and December 31, 2025 was $3,408 and $3,510, respectively, which

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company makes investments in private companies in exchange for equity securities and warrants, or receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $1,662 and $1,673 as of June 30, 2026 and December 31, 2025, respectively, are accounted for at their cost minus impairment, if any, plus or minus amounts resulting from observable price changes.
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2035. The Company reflects lease expense over the lease terms on a straight-line basis, which include options to extend the lease when it is reasonably certain that the Company will exercise that option. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. The Company does not have any leases with variable lease payments. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $19,077 and $39,598 for the three and six months ended June 30, 2026, respectively, and $18,039 and $35,392 for the three and six months ended June 30, 2025, respectively, and variable lease cost, which principally include costs for real estate taxes, common area maintenance and other operating expenses of $2,110 and $3,490 for the three and six months ended June 30, 2026, respectively, and $2,051 and $3,706 for the three and six months ended June 30, 2025, respectively.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $6,129 and $6,037 as of June 30, 2026 and December 31, 2025, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,341 and $2,861 for the three and six months ended June 30, 2026, respectively, and $1,836 and $3,386 for the three and six months ended June 30, 2025, respectively.
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
The Company incurred net operating cash outflows of $42,570 and $36,763 for the six months ended June 30, 2026 and 2025, respectively, related to its operating leases, which was net of cash received from lease incentives of $4,054 for the six months ended June 30, 2025.
Other information as it relates to the Company's operating leases is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$9,863	$5,754	$15,295	$24,228

			June 30, 2026	June 30, 2025
Weighted-average remaining lease term - operating leases			8.8 years	9.7 years
Weighted-average discount rate - operating leases			4.88%	4.80%
As of June 30, 2026, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

2026 (July 1 through December 31)	$44,272
2027	91,023
2028	75,714
2029	63,574
2030	73,512
Thereafter	350,986
Total lease payments	699,081
Less: Tenant Improvement Allowances	(16,929)
Less: Imputed Interest	(128,989)
Present value of lease liabilities	553,163
Less: Current lease liabilities	(65,251)
Long-term lease liabilities	$487,912
The Company has entered into certain lease agreements, primarily for office space, which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence in 2026 and 2027 and will have lease terms of 3 to 9 years once they have commenced. The additional future payments under these arrangements are $30,735 as of June 30, 2026.
In September 2024, the Company entered into a binding agreement affirming its intent to lease office space in London, United Kingdom. The Company anticipates signing the lease in 2026, following construction of the building, and anticipates that it will take possession of this space by the end of 2026. The lease term is expected to end in 2041. The expected approximate additional annual expense under this lease agreement, net of certain lease incentives, is £12,000, and the aggregate expected additional future payments under this arrangement are £175,000.
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
The following table presents the categorization of investments and certain other financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities Carried by EGL	$759,725	$—	$—	$759,725
Other Debt and Equity Securities(1)	211,501	—	—	211,501
Investment Funds	169,989	—	—	169,989
Total Assets Measured At Fair Value	$1,141,215	$—	$—	$1,141,215
Liabilities:
Contingent Consideration Liability(2)	$—	$—	$26,935	$26,935
Total Liabilities Measured at Fair Value	$—	$—	$26,935	$26,935

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities Carried by EGL	$486,641	$—	$—	$486,641
Other Debt and Equity Securities(1)	901,266	—	—	901,266
Investment Funds	175,418	—	—	175,418
Total Assets Measured At Fair Value	$1,563,325	$—	$—	$1,563,325
Liabilities:
Contingent Consideration Liability(2)	$—	$—	$24,521	$24,521
Total Liabilities Measured at Fair Value	$—	$—	$24,521	$24,521
(1)Includes $11,808 and $23,108 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025, respectively.
(2)The Company's contingent consideration liability is reflected, at fair value, within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The fair value of the contingent consideration liability is remeasured at each reporting period using the probability-weighted expected return method. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods. The change in the fair value of the contingent consideration resulted in Other Operating Expenses of $1,613 and $2,816 for the three and six months ended June 30, 2026, respectively on the Unaudited Condensed Consolidated Statements of Operations.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		June 30, 2026
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents(1)	$1,244,791	$1,244,791	$—	$—	$1,244,791
Certificates of Deposit	18,926	—	18,926	—	18,926
Receivables(2)	716,020	—	710,682	—	710,682
Contract Assets(3)	79,000	—	75,629	—	75,629
Closely-held Equity Securities	1,662	—	—	1,662	1,662
Financial Liabilities:
Accounts Payable and Accrued Expenses	$43,485	$—	$43,485	$—	$43,485
Payable to Employees and Related Parties	205,741	—	205,741	—	205,741
Notes Payable	539,979	—	518,702	—	518,702

		December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents(1)	$1,402,912	$1,402,912	$—	$—	$1,402,912
Certificates of Deposit	40,421	—	40,421	—	40,421
Receivables(2)	685,665	—	680,998	—	680,998
Contract Assets(3)	175,349	—	173,097	—	173,097
Closely-held Equity Securities	1,673	—	—	1,673	1,673
Financial Liabilities:
Accounts Payable and Accrued Expenses	$44,562	$—	$44,562	$—	$44,562
Payable to Employees and Related Parties	181,591	—	181,591	—	181,591
Notes Payable(4)	588,224	—	575,879	—	575,879
(1)Excludes $11,808 and $23,108 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025, respectively.
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." The 2025 Private Placement Notes also allow for prepayment within six months of maturity without an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. Interest on the notes is subject to certain escalation provisions in the event that the leverage ratio exceeds certain thresholds. As of June 30, 2026, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of June 30, 2026 and December 31, 2025:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

			Carrying Value(1)
Note	Maturity Date	Effective Annual Interest Rate	June 30, 2026	December 31, 2025
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$—	$47,981
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,960	16,950
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,735	74,696
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,709	59,684
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,768	39,755
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	32,979	33,497
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	66,397	66,280
Evercore Inc. 5.17% Series K Senior Notes	7/24/2030	5.23%	124,725	124,695
Evercore Inc. 5.47% Series L Senior Notes	7/24/2032	5.52%	124,706	124,686
Total			$539,979	$588,224
Less: Current Portion of Notes Payable			—	(47,981)
Notes Payable			$539,979	$540,243
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 12 – Evercore Inc. Stockholders' Equity
Dividends – On July 28, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.89 per share to the holders of record of the Company's Class A Shares as of August 28, 2026, which will be paid on September 11, 2026. During the three and six months ended June 30, 2026, the Company declared and paid dividends of $0.89 and $1.73 per share, respectively, totaling $34,296 and $67,286, respectively, and accrued deferred cash dividends on restricted stock units ("RSUs") totaling $3,644 and $7,367, respectively. The Company also paid deferred cash dividends of $640 and $17,440 during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company declared and paid dividends of $0.84 and $1.64 per share, respectively, totaling $32,420 and $63,636, respectively, and accrued deferred cash dividends on RSUs totaling $3,909 and $7,672, respectively. The Company also paid deferred cash dividends of $219 and $15,455 during the three and six months ended June 30, 2025, respectively.
Treasury Stock – During the three months ended June 30, 2026, the Company purchased 30 Class A Shares from employees at an average cost per share of $319.61, primarily for the net settlement of stock-based compensation awards, and 301 Class A Shares at an average cost per share of $341.83 pursuant to the Company's share repurchase program. The aggregate 331 Class A Shares were purchased at an average cost per share of $339.79 and the result of these purchases was an increase in Treasury Stock of $112,391 (excluding $171 of excise tax levied on share repurchases, net of issuances) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2026.
During the six months ended June 30, 2026, the Company purchased 934 Class A Shares from employees at an average cost per share of $343.89, primarily for the net settlement of stock-based compensation awards, and 1,326 Class A Shares at an average cost per share of $311.03 pursuant to the Company's share repurchase program. The aggregate 2,260 Class A Shares were purchased at an average cost per share of $324.60 and the result of these purchases was an increase in Treasury Stock of $733,740 (excluding $171 of excise tax levied on share repurchases, net of issuances) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2026.
Evercore LP Units – During the three and six months ended June 30, 2026, 44 and 110 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares, resulting in an increase to Class A Common Stock of $1 for the six months ended June 30, 2026 and an increase to Additional Paid-In Capital of $4,988 and $11,843 for the three and six months ended June 30, 2026, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2026. See Note 13 for further information.
Accumulated Other Comprehensive Income (Loss) – As of June 30, 2026, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($39) and ($22,369), respectively.

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

	As of June 30,
	2026	2025
Evercore LP	6%	6%
Evercore Wealth Management ("EWM")	26%	27%
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
Changes in Noncontrolling Interest for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$306,515	$245,095	$288,290	$234,166

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	11,223	9,738	32,709	17,344
Other Comprehensive Income (Loss)	67	1,390	(845)	2,029
Total Comprehensive Income	11,290	11,128	31,864	19,373

Evercore LP Units Exchanged for Class A Shares	(4,988)	(8,772)	(11,844)	(10,967)

Amortization and Vesting of LP Units (see Note 15) and EWM Class A Units	15,991	19,847	32,131	32,574

Other Items:
Distributions to Noncontrolling Interests	(9,069)	(4,944)	(20,702)	(13,309)
Issuance of Noncontrolling Interest	450	1,100	450	1,617
Purchase of Noncontrolling Interest	(442)	(39)	(442)	(39)
Total Other Items	(9,061)	(3,883)	(20,694)	(11,731)

Ending balance	$319,747	$263,415	$319,747	$263,415
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized losses on securities and investments, net, of ($12) for the six months ended June 30, 2026, and ($17) for the six months ended June 30, 2025 and foreign currency translation adjustment gains (losses), net, of $67 and ($833) for the three and six months ended June 30, 2026, respectively, and $1,390 and $2,046 for the three and six months ended June 30, 2025, respectively.
Evercore LP Units – During the three and six months ended June 30, 2026, 44 and 110 LP Units, respectively, were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $4,988 and $11,844 for the three and six months ended June 30, 2026, respectively, an increase to Class A Common Stock of $1 for the six months ended June 30, 2026,

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
and an increase to Additional Paid-In Capital of $4,988 and $11,843 for the three and six months ended June 30, 2026, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2026. See Note 12 for further information.
EWM Class A Units – During the second quarter of 2026, 2025 and 2024, the Company granted 406, 395 and 297 EWM Class A Units, respectively, which generally vest ratably over three years. Compensation expense related to EWM Class A Units was $1,071 and $1,596 for the three and six months ended June 30, 2026, respectively, and $836 and $1,074 for the three and six months ended June 30, 2025, respectively.
Interests Issued – During the second quarter of 2026, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $450 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2026.
During the second quarter of 2025, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $1,100 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2025.
Interests Purchased – During the second quarter of 2026 and 2025, the Company purchased, at fair value, EWM Class A Units for $2,250 and $1,259, respectively. The Company has also committed to purchase interests from individuals in equal tranches over the next four years, at fair value at the time of the purchase. As of June 30, 2026 and December 31, 2025, the Company recorded $2,222 and $770, respectively, in Payable to Employees and Related Parties and $5,168 and $1,319, respectively, in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition, reflecting the current fair value of amounts committed to be purchased in the future. These transactions resulted in a decrease to Noncontrolling Interest of $442 and $39, respectively, and a decrease to Additional Paid-In Capital of $6,952 and $1,220, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2026 and 2025. The Company incurred expense of $202 and $315 within Interest Expense on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026, respectively, in conjunction with these arrangements.
EWM Class P-I Units – In December 2025, the Company awarded 0.3 EWM Class P-I Units. These EWM Class P-I Units convert into a number of EWM Class A Units contingent and based upon the achievement of certain market conditions related to the value of EWM Class A Units, defined benchmark results and continued service through June 30, 2028. The number of EWM Class A Units received in conversion is dependent on the level of defined benchmarks achieved, as well as the value of EWM Class A Units at the time of conversion. The EWM Class A Units received in conversion vest in three equal tranches on the first, second and third anniversaries of the date of conversion, subject to continued service. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. As of June 30, 2026, the Company determined that the achievement of performance conditions of these awards were not probable and therefore no expense was recognized for the three and six months ended June 30, 2026.
Note 14 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and six months ended June 30, 2026 and 2025 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$95,277	$97,201	$396,512	$243,385
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,631	38,715	38,799	38,717
Basic net income per share attributable to Evercore Inc. common shareholders	$2.47	$2.51	$10.22	$6.29
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$95,277	$97,201	$396,512	$243,385
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$95,277	$97,201	$396,512	$243,385
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,631	38,715	38,799	38,717
Assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	1,839	1,666	2,045	2,070
Shares that are contingently issuable(3)	664	832	647	849
Diluted weighted average Class A Shares outstanding	41,134	41,213	41,491	41,636
Diluted net income per share attributable to Evercore Inc. common shareholders	$2.32	$2.36	$9.56	$5.85
(1)The Company has outstanding LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and six months ended June 30, 2026 and 2025, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,564 and 2,572 for the three and six months ended June 30, 2026, respectively, and 2,321 and 2,323 for the three and six months ended June 30, 2025, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $7,014 and $28,717 for the three and six months ended June 30, 2026, respectively, and $6,480 and $16,036 for the three and six months ended June 30, 2025, respectively. In computing this adjustment, the Company assumes that all LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.

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
As of June 30, 2026, 668 unvested Class K-P Units were outstanding. The Company determined the grant date fair value of these awards probable to vest as of June 30, 2026 to be $260,978, related to 1,576 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $14,920 and $30,535 for the three and six months ended June 30, 2026, respectively, and $19,011 and $31,500 for the three and six months ended June 30, 2025, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Stock Incentive Plan
During 2024, the Company's stockholders approved the Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Third Amended 2016 Plan"), which amended the Second Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. During the second quarter of 2026, the Company's stockholders approved the Fourth Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Fourth Amended 2016 Plan"), which amended the Third Amended 2016 Plan. The Fourth Amended 2016 Plan, among other things, authorizes the grant of an additional 5,000 of the Company's Class A Shares and permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Fourth Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Fourth Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Fourth Amended 2016 Plan was 9,790 as of June 30, 2026.
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
Equity Grants
During the six months ended June 30, 2026, pursuant to the above Stock Incentive Plans, the Company granted employees 1,693 RSUs that are subject to service-based vesting requirements ("Service-based Awards"). Service-based Awards granted during the six months ended June 30, 2026 had grant date fair values of $290.92 to $356.99 per share, with an average value of $326.57 per share, for an aggregate fair value of $553,033, and generally vest ratably over four years. During the six months ended June 30, 2026, 2,011 Service-based Awards vested and 35 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $130,516 and $234,353 for the three and six months ended June 30, 2026, respectively, and $100,068 and $180,132 for the three and six months ended June 30, 2025, respectively.
In addition, in June 2024, the Company granted 30 RSUs which may convert into a maximum of 80 RSUs contingent and based upon the achievement of certain defined benchmark results and continued service through April 1, 2031. The grant date fair value of these awards probable to vest as of June 30, 2026 was $10,718, related to 56 RSUs which were probable of achievement, and compensation expense related to these units was $248 and $1,212 for the three and six months ended June 30, 2026, respectively, and $609 and $952 for the three and six months ended June 30, 2025, respectively.
Acquisition-related Awards
On October 1, 2025, in conjunction with the acquisition of Robey Warshaw, £71,250 ($95,767) was paid to the sellers in the form of 275 Class A Shares, of which £62,700 ($84,275) is subject to repayment if the sellers fail to provide service over a four-year period following closing. The Company amortizes the payment subject to forfeiture over the requisite four-year service period. Compensation expense related to this award was $6,113 and $12,256 for the three and six months ended June 30, 2026, respectively.
In conjunction with the acquisition of Robey Warshaw, the Company will also deliver consideration in the form of Class A Shares if certain defined benchmark results are exceeded over a five-year performance period, beginning January 1, 2026. This consideration is treated as compensation for accounting purposes. The expense for this award will be recognized over the five-year performance period of the award and will reflect the fair value of the Class A Shares as determined at the award's grant date, as well as the probable outcome of the performance condition. The Company determined that the performance conditions related to this award were not probable of achievement as of June 30, 2026.
The Company also granted 46 Service-based Awards in 2025 to certain former employees of Robey Warshaw, who joined the Company, as retention awards. These awards had a grant date fair value of $15,419 and vest over a four-year service period. The Company will recognize expense for these awards ratably over the service period. Compensation expense related to these

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
awards was $825 and $1,641 for the three and six months ended June 30, 2026, respectively, included in the above compensation expense related to Service-based Awards.
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
Compensation expense related to the Company's deferred cash compensation program was $42,073 and $78,236 for the three and six months ended June 30, 2026, respectively, and $38,332 and $76,892 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the Company expects to pay an aggregate of $318,482 related to the Company's deferred cash compensation program at various dates through 2030 and total compensation expense not yet recognized related to these awards was $201,919. The weighted-average period over which this compensation cost is expected to be recognized is 31 months. Amounts due pursuant to this program are expensed over the requisite service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.
Other Deferred Cash Awards – During the first quarter of 2026, 2025 and 2024, the Company granted $19,725, $11,410 and $6,662, respectively, of deferred cash awards to certain employees. These awards generally vest ratably over one to two years.
The Company also periodically grants performance-based deferred cash awards to certain employees.
Compensation expense related to other deferred cash awards was $4,884 and $9,917 for the three and six months ended June 30, 2026, respectively, and $2,959 and $6,017 for the three and six months ended June 30, 2025, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2021 (the "2021 Long-term Incentive Plan", which ended on December 31, 2024) and January 1, 2025 (the "2025 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2025). In conjunction with the 2021 Long-term Incentive Plan, the Company distributed cash payments of $71,910 and $71,522 in the six months ended June 30, 2026 and 2025, respectively. Remaining amounts due pursuant to these plans are to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2027 (for the 2021 Long-term Incentive Plan), and in the first quarter of 2029, 2030 and 2031 (for the 2025 Long-term Incentive Plan), subject to employment at the time of payment. As of June 30, 2026, the Company has accrued $148,644 pursuant to the above Long-term Incentive Plans, including $63,188 within Accrued Compensation and Benefits and $85,456 within Other Long-term Liabilities, on the Unaudited Condensed Consolidated Statement of Financial Condition. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to these plans of $24,696 and $56,973 for the three and six months ended June 30, 2026, respectively, and $16,377 and $26,855 for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027 is $8,644. As of June 30, 2026, the total remaining expense to be recognized for the 2025 Long-term Incentive Plan over the future vesting period ending March 14, 2031, based on the current anticipated probable payout for the plan, is $266,337.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $16,417 and $27,698 for the three and six months ended June 30, 2026, respectively, and $12,589 and $21,541 for the three and six

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
months ended June 30, 2025, respectively. As of June 30, 2026, the total compensation cost not yet recognized related to these awards was $76,992.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, "Termination Costs") for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Beginning Balance	$961	$1,181
Termination Costs Incurred	5,510	5,219
Cash Benefits Paid	(4,169)	(4,995)
Non-Cash Charges	(5)	(168)
Ending Balance	$2,297	$1,237
In addition to the above Termination Costs incurred, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $1,184 and $2,547 for the three and six months ended June 30, 2026, respectively, (related to 13 RSUs) and $2,749 and $5,944 for the three and six months ended June 30, 2025, respectively, (related to 51 RSUs) recorded in Employee Compensation and Benefits, principally within the Investment Banking & Equities segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 16 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Private Equity – As of June 30, 2026, the Company had unfunded commitments for capital contributions of $2,486 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On July 10, 2025, the Company amended its $85,000 revolving credit facility Evercore Partners Services East L.L.C. ("East") held with PNC Bank, National Association ("PNC") such that the aggregate principal amount was increased to up to $225,000 (the "PNC Facility") to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of June 30, 2026. Drawings for this facility bear interest at Daily SOFR plus 130 basis points and the maturity date was extended to July 10, 2028. There were no drawings under this facility at June 30, 2026.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 10, 2025, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 130 basis points and the maturity date is October 10, 2029. There were no drawings under this facility at June 30, 2026.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	June 30,
	2026	2025
Cash and Cash Equivalents	$1,256,599	$617,298
Restricted Cash included in Other Assets	10,600	9,951
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$1,267,199	$627,249
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Self-Funded Medical Insurance Program – The Company's medical insurance plan in the U.S. is a self-funded plan and the Company is liable for the funding of claims under the plan. The Company maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported or paid claims is $5,380 and $4,821 as of June 30, 2026 and December 31, 2025, respectively, which is included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
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
The Company and its subsidiaries are subject to employment and tax laws, regulations and treaties in various U.S. and non-U.S. jurisdictions. These laws, regulations and treaties are complex, and the manner in which they apply to the Company’s facts and circumstances is open to evolving interpretation. Although management believes it has applied these laws, regulations and treaties in a compliant manner, evolving interpretations could adversely impact the Company's tax position. A recent decision by a non-U.S. judicial authority found that certain members of a partnership are considered employees for the purpose of certain employment taxes. The Company and its subsidiaries were not a party to the proceedings. However, the Company has considered the conclusions and guidance provided by the court's judgment and has determined that it is appropriate to establish a loss provision of $21,315, which has been included within Special Charges, Including Business Realignment Costs, on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026, bringing the Company's estimated liability for employment taxes related to prior years to $24,876, included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2026. The Company will continue to review its tax position relating to this matter and will adjust this estimate as appropriate in future periods.
Note 17 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of June 30, 2026 and December 31, 2025 was $796,064 and $373,081, respectively, which exceeded the minimum net capital requirement by $795,814 and $372,831, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of June 30, 2026.
Evercore U.K., our U.K. Advisory affiliate, is regulated by the Financial Conduct Authority. The regulatory capital requirement of Evercore U.K. as of June 30, 2026 and December 31, 2025 was $291,720 and $296,406, respectively. The Company's regulatory capital was in excess of these requirements.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at June 30, 2026.
Note 18 – Income Taxes
The Company's Provision for Income Taxes was $41,094 and $50,150 for the three and six months ended June 30, 2026, respectively, and $44,265 and $2,538 for the three and six months ended June 30, 2025, respectively. The effective tax rate was 27.8% and 10.5% for the three and six months ended June 30, 2026, respectively, and 29.3% and 1.0% for the three and six months ended June 30, 2025, respectively. The effective tax rate reflects the recognition of net excess tax benefits associated with appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $91,422 and $74,954 for the six months ended June 30, 2026 and 2025, respectively, which resulted in a reduction in the effective tax rate of 19.1 and 28.5 percentage points for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for 2026 and 2025 also reflects the effect of certain nondeductible expenses, including expenses related to Class K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
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
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and six months ended June 30, 2026 and 2025, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to be material to the Company's effective tax rate for the year.
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
The Company recorded an increase in deferred tax assets of $45 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $3,284 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the six months ended June 30, 2026. The Company recorded an increase in deferred tax assets of $71 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $9,106 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the six months ended June 30, 2025.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2026, there were $481 of unrecognized tax benefits that, if recognized, $387 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest and penalties of $179 and $48, respectively, during the three months ended June 30, 2026. In addition, during

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
the quarter, the Company reached an audit settlement with the Tax Authorities and $126 of unrecognized tax benefits were recognized by the Company, of which $103 affected the effective tax rate. The Company also recognized a tax benefit for the accrued interest and penalties of $32 and $31, respectively, during the three months ended June 30, 2026, associated with the settlement.
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
Additionally, the Company's segment expenses for the three and six months ended June 30, 2026 also include Special Charges, Including Business Realignment Costs, related to an estimated loss provision for non-U.S. employment taxes for prior periods. See Note 16 for further information.
The Company evaluates segment results based on net revenues and pre-tax income. The Company's resources are allocated and performance is assessed by the Company's CEO and Chairman, whom the Company has determined to be the Chief Operating Decision Maker ("CODM"). For both segments, the CODM reviews net revenues and pre-tax income against

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
current and past performance on a quarterly basis when making decisions about allocating resources to the segments, inclusive of decisions regarding new hires, expansion into new geographical locations and entering into material contracts, including lease agreements and significant investments in technology. The CODM also uses these measures in determining appropriate levels of employee compensation.
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and six months ended June 30, 2026 and 2025, respectively.
The following information presents each segment's contribution.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Banking & Equities
Net Revenues(1)	$966,877	$812,171	$2,335,627	$1,486,703
Employee Compensation and Benefits	627,299	535,447	1,516,453	983,476
Non-Compensation(2)	175,789	130,773	328,445	250,547
Special Charges, Including Business Realignment Costs	21,315	—	21,315	—
Operating Income	142,474	145,951	469,414	252,680
Income (Loss) from Equity Method Investments	18	11	26	(27)
Pre-Tax Income	$142,492	$145,962	$469,440	$252,653
Identifiable Segment Assets	$4,577,617	$3,575,400	$4,577,617	$3,575,400
Investment Management
Net Revenues(1)	$23,322	$21,659	$46,150	$41,956
Employee Compensation and Benefits	14,492	13,164	29,408	24,960
Non-Compensation(2)	4,728	4,057	8,854	8,103
Operating Income	4,102	4,438	7,888	8,893
Income from Equity Method Investments	1,000	804	2,043	1,721
Pre-Tax Income	$5,102	$5,242	$9,931	$10,614
Identifiable Segment Assets	$123,178	$114,259	$123,178	$114,259
Total
Net Revenues(1)	$990,199	$833,830	$2,381,777	$1,528,659
Employee Compensation and Benefits	641,791	548,611	1,545,861	1,008,436
Non-Compensation(2)	180,517	134,830	337,299	258,650
Special Charges, Including Business Realignment Costs	21,315	—	21,315	—
Operating Income	146,576	150,389	477,302	261,573
Income from Equity Method Investments	1,018	815	2,069	1,694
Pre-Tax Income	$147,594	$151,204	$479,371	$263,267
Identifiable Segment Assets	$4,700,795	$3,689,659	$4,700,795	$3,689,659
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Banking & Equities(A)	$30,681	$23,949	$36,966	$31,767
Investment Management(B)	(333)	975	(148)	289
Total Other Revenue, net	$30,348	$24,924	$36,818	$32,056

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration of $8,096 and $16,874 for the three and six months ended June 30, 2026, respectively, and $4,210 and $8,403 for the three and six months ended June 30, 2025, respectively.
(B)Other Revenue, net, from the Investment Management segment includes interest expense on mandatorily redeemable interests of $202 and $315 for the three and six months ended June 30, 2026, respectively.

(2)Non-Compensation expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Banking & Equities
Occupancy and Equipment Rental	$29,084	$26,261	$55,522	$51,364
Professional Fees	32,198	22,059	59,737	43,203
Travel and Related Expenses	34,903	23,729	62,510	45,540
Technology and Information Services	42,277	35,411	81,236	67,663
Depreciation and Amortization	12,413	6,342	24,699	12,235
Execution, Clearing and Custody Fees	2,556	2,729	5,256	5,612
Acquisition and Transition Costs	—	1,637	1,800	1,637
Other Operating Expenses	22,358	12,605	37,685	23,293
Total Non-Compensation	$175,789	$130,773	$328,445	$250,547

Investment Management
Occupancy and Equipment Rental	$642	$653	$1,269	$1,281
Professional Fees	846	1,074	1,662	2,320
Travel and Related Expenses	428	255	692	462
Technology and Information Services	1,684	1,176	3,143	2,291
Depreciation and Amortization	164	108	316	191
Execution, Clearing and Custody Fees	496	451	983	914
Other Operating Expenses	468	340	789	644
Total Non-Compensation	$4,728	$4,057	$8,854	$8,103

Total
Occupancy and Equipment Rental	$29,726	$26,914	$56,791	$52,645
Professional Fees	33,044	23,133	61,399	45,523
Travel and Related Expenses	35,331	23,984	63,202	46,002
Technology and Information Services	43,961	36,587	84,379	69,954
Depreciation and Amortization	12,577	6,450	25,015	12,426
Execution, Clearing and Custody Fees	3,052	3,180	6,239	6,526
Acquisition and Transition Costs	—	1,637	1,800	1,637
Other Operating Expenses	22,826	12,945	38,474	23,937
Total Non-Compensation	$180,517	$134,830	$337,299	$258,650
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Revenues:(1)
Americas(2)	$778,464	$674,845	$1,930,442	$1,262,750
Europe, Middle East and Africa ("EMEA")	172,944	126,428	391,950	199,085
Asia-Pacific	8,443	7,633	22,567	34,768
Total	$959,851	$808,906	$2,344,959	$1,496,603
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
(2)Primarily includes revenue attributable to the United States of $768,281 and $1,826,255 for the three and six months ended June 30, 2026, respectively, and $617,681 and $1,177,482 for the three and six months ended June 30, 2025, respectively.
The Company's total assets are located in the following geographical areas:

	June 30, 2026	December 31, 2025
Total Assets:
Americas(1)	$2,863,749	$3,396,905
EMEA(2)	1,766,899	1,887,541
Asia-Pacific	70,147	73,651
Total	$4,700,795	$5,358,097
(1)Primarily includes assets located in the United States.
(2)Primarily includes assets located in the United Kingdom.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Special Charges, Including Business Realignment Costs. Special Charges, Including Business Realignment Costs, for the three and six months ended June 30, 2026 reflect an estimated loss provision for non-U.S. employment taxes for prior periods. See Note 16 to our unaudited condensed consolidated financial statements, under Contingencies, for further information.
Income from Equity Method Investments
Our share of the income (loss) from our equity interests in Atalanta Sosnoff and Seneca Evercore is included within Income from Equity Method Investments, as a component of Income Before Income Taxes, on the Unaudited Condensed Consolidated Statements of Operations. See Note 8 to our unaudited condensed consolidated financial statements for further information.

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

Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2026 and 2025. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$775,590	$697,744	11%	$2,020,329	$1,255,093	61%
Underwriting Fees	97,071	32,206	201%	152,139	86,461	76%
Commissions and Related Revenue	63,535	58,272	9%	126,193	113,382	11%
Asset Management and Administration Fees	23,655	20,684	14%	46,298	41,667	11%
Other Revenue, Including Interest and Investments	38,646	29,134	33%	54,007	40,459	33%
Total Revenues	998,497	838,040	19%	2,398,966	1,537,062	56%
Interest Expense	8,298	4,210	97%	17,189	8,403	105%
Net Revenues	990,199	833,830	19%	2,381,777	1,528,659	56%
Expenses
Employee Compensation and Benefits	641,791	548,611	17%	1,545,861	1,008,436	53%
Non-Compensation(1)	180,517	134,830	34%	337,299	258,650	30%
Special Charges, Including Business Realignment Costs	21,315	—	NM	21,315	—	NM
Total Expenses	843,623	683,441	23%	1,904,475	1,267,086	50%
Income Before Income from Equity Method Investments and Income Taxes	146,576	150,389	(3%)	477,302	261,573	82%
Income from Equity Method Investments	1,018	815	25%	2,069	1,694	22%
Income Before Income Taxes	147,594	151,204	(2%)	479,371	263,267	82%
Provision for Income Taxes	41,094	44,265	(7%)	50,150	2,538	NM
Net Income	106,500	106,939	—%	429,221	260,729	65%
Net Income Attributable to Noncontrolling Interest	11,223	9,738	15%	32,709	17,344	89%
Net Income Attributable to Evercore Inc.	$95,277	$97,201	(2%)	$396,512	$243,385	63%
Diluted Weighted Average Shares of Class A Common Stock Outstanding	41,134	41,213	—%	41,491	41,636	—%
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$2.32	$2.36	(2%)	$9.56	$5.85	63%
(1)Non-Compensation expenses are as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$29,726	$26,914	10%	$56,791	$52,645	8%
Professional Fees	33,044	23,133	43%	61,399	45,523	35%
Travel and Related Expenses	35,331	23,984	47%	63,202	46,002	37%
Technology and Information Services	43,961	36,587	20%	84,379	69,954	21%
Depreciation and Amortization	12,577	6,450	95%	25,015	12,426	101%
Execution, Clearing and Custody Fees	3,052	3,180	(4%)	6,239	6,526	(4%)
Acquisition and Transition Costs	—	1,637	NM	1,800	1,637	10%
Other Operating Expenses	22,826	12,945	76%	38,474	23,937	61%
Total Non-Compensation	$180,517	$134,830	34%	$337,299	$258,650	30%
As of June 30, 2026 and 2025, we employed approximately 2,715 and 2,455 people, respectively.
Three Months Ended June 30, 2026 versus June 30, 2025
Net Income Attributable to Evercore Inc. was $95.3 million for the three months ended June 30, 2026, a decrease of $1.9 million, or 2%, compared to $97.2 million for the three months ended June 30, 2025. The changes in our operating results during these periods are described below.
Net Revenues were $990.2 million for the three months ended June 30, 2026, an increase of $156.4 million, or 19%, versus Net Revenues of $833.8 million for the three months ended June 30, 2025. Advisory Fees increased $77.8 million, or 11%, Underwriting Fees increased $64.9 million, or 201%, and Commissions and Related Revenue increased $5.3 million, or 9%, compared to the three months ended June 30, 2025. Asset Management and Administration Fees increased $3.0 million, or 14%, compared to the three months ended June 30, 2025. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, was $38.6 million for the three months ended June 30, 2026, an increase of $9.5 million, or 33%, versus $29.1 million for the three months ended June 30, 2025, primarily reflecting higher performance of our investment funds portfolio, as well as higher interest income resulting from higher average balances in interest-bearing assets. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Interest Expense was $8.3 million for the three months ended June 30, 2026, an increase of $4.1 million, or 97%, versus $4.2 million for the three months ended June 30, 2025, primarily reflecting the issuance of new senior notes in July 2025. See Note 11 to our unaudited condensed consolidated financial statements for further information.
Employee Compensation and Benefits Expense was $641.8 million for the three months ended June 30, 2026, an increase of $93.2 million, or 17%, versus $548.6 million for the three months ended June 30, 2025. The increase in the amount of compensation recognized for the three months ended June 30, 2026 principally reflects higher amortization of prior period deferred compensation awards, higher base salaries and a higher accrual for incentive compensation. Employee Compensation and Benefits Expense for the three months ended June 30, 2026 also includes $7.1 million of costs related to awards granted in conjunction with the acquisition of Robey Warshaw. See Notes 5 and 15 to our unaudited condensed consolidated financial statements for further information. Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64.8% for the three months ended June 30, 2026, compared to 65.8% for the three months ended June 30, 2025. Employee Compensation and Benefits Expense as a percentage of Net Revenues was impacted by the factors above, as well as higher net revenues during the current year period compared to the prior year period.
Non-compensation expenses were $180.5 million for the three months ended June 30, 2026, an increase of $45.7 million, or 34%, versus $134.8 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in travel and related expenses, professional fees, technology and information services and other operating expenses. The increase in travel and related expenses is largely due to higher levels of business activity, elevated travel pricing and increased headcount and the increase in other operating expenses is primarily attributable to an increase in the provision for credit losses.

Non-Compensation expenses per employee were approximately $67.5 thousand for the three months ended June 30, 2026, versus $55.6 thousand for the three months ended June 30, 2025, a 21% increase.
Special Charges, Including Business Realignment Costs, of $21.3 million for the three months ended June 30, 2026 reflected an estimated loss provision for non-U.S. employment taxes for prior periods. See Note 16 to our unaudited condensed consolidated financial statements for further information.
Income from Equity Method Investments was $1.0 million for the three months ended June 30, 2026, an increase of $0.2 million, or 25%, versus $0.8 million for the three months ended June 30, 2025, primarily reflecting higher earnings from Atalanta Sosnoff during the three months ended June 30, 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the three months ended June 30, 2026 was $41.1 million, which reflected an effective tax rate of 27.8%. The provision for income taxes for the three months ended June 30, 2025 was $44.3 million, which reflected an effective tax rate of 29.3%. The decrease in the provision for income taxes for the three months ended June 30, 2026 is primarily attributable to an increase in the deduction associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price.
Net Income Attributable to Noncontrolling Interest was $11.2 million for the three months ended June 30, 2026, an increase of $1.5 million, or 15%, versus $9.7 million for the three months ended June 30, 2025. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income at Evercore LP and EWM during the three months ended June 30, 2026. See Note 13 to our unaudited condensed consolidated financial statements for further information.
Six Months Ended June 30, 2026 versus June 30, 2025
Net Income Attributable to Evercore Inc. was $396.5 million for the six months ended June 30, 2026, an increase of $153.1 million, or 63%, compared to $243.4 million for the six months ended June 30, 2025. The changes in our operating results during these periods are described below.
Net Revenues were $2.38 billion for the six months ended June 30, 2026, an increase of $853.1 million, or 56%, versus Net Revenues of $1.53 billion for the six months ended June 30, 2025. Advisory Fees increased $765.2 million, or 61%, Underwriting Fees increased $65.7 million, or 76%, and Commissions and Related Revenue increased $12.8 million, or 11%, compared to the six months ended June 30, 2025. Asset Management and Administration Fees increased $4.6 million, or 11%, compared to the six months ended June 30, 2025. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, was $54.0 million for the six months ended June 30, 2026, an increase of $13.5 million, or 33%, versus $40.5 million for the six months ended June 30, 2025, primarily reflecting higher interest income resulting from higher average balances in interest-bearing assets, as well as higher performance of our investment funds portfolio. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Interest Expense was $17.2 million for the six months ended June 30, 2026, an increase of $8.8 million, or 105%, versus $8.4 million for the six months ended June 30, 2025, primarily reflecting the issuance of new senior notes in July 2025. See Note 11 to our unaudited condensed consolidated financial statements for further information.
Employee Compensation and Benefits Expense was $1.55 billion for the six months ended June 30, 2026, an increase of $537.4 million, or 53%, versus $1.01 billion for the six months ended June 30, 2025. The increase in the amount of compensation recognized for the six months ended June 30, 2026 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. Employee Compensation and Benefits Expense for the six months ended June 30, 2026 also includes $14.2 million of costs related to awards granted in conjunction with the acquisition of Robey Warshaw. See Notes 5 and 15 to our unaudited condensed consolidated financial statements for further information. Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64.9% for the six months ended June 30, 2026, compared to 66.0% for the six months ended June 30, 2025. Employee Compensation and Benefits Expense as a percentage of Net Revenues was impacted by the factors above, as well as higher net revenues during the current year period compared to the prior year period.
Non-compensation expenses were $337.3 million for the six months ended June 30, 2026, an increase of $78.6 million, or 30%, versus $258.7 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in travel and related expenses, professional fees and technology and information services. The increase in travel and related expenses is largely due to higher levels of business activity, elevated travel pricing and increased headcount and the increase in technology and information services is principally reflecting higher expenses associated with license fees, consulting costs and research services. Non-Compensation expenses per employee were approximately $127.8 thousand for the six months ended June 30, 2026, versus $107.4 thousand for the six months ended June 30, 2025, a 19% increase.
Special Charges, Including Business Realignment Costs, of $21.3 million for the six months ended June 30, 2026 reflected an estimated loss provision for non-U.S. employment taxes for prior periods. See Note 16 to our unaudited condensed consolidated financial statements for further information.
Income from Equity Method Investments was $2.1 million for the six months ended June 30, 2026, an increase of $0.4 million, or 22%, versus $1.7 million for the six months ended June 30, 2025, reflecting higher earnings from Atalanta Sosnoff and Seneca Evercore in 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the six months ended June 30, 2026 was $50.2 million, which reflected an effective tax rate of 10.5%. The provision for income taxes for the six months ended June 30, 2025 was $2.5 million, which reflected an effective tax rate of 1.0%. The increase in provision for income taxes for the six months ended June 30, 2026 is primarily attributable to a $216.1 million increase in pre-tax income, as well as an increase in non-deductible expenses and state and local apportionment adjustments, partially offset by the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $91.4 million and $75.0 million, respectively, which resulted in a reduction in the effective tax rate of 19.1 and 28.5 percentage points for the six months ended June 30, 2026 and 2025, respectively.
Net Income Attributable to Noncontrolling Interest was $32.7 million for the six months ended June 30, 2026, an increase of $15.4 million, or 89%, versus $17.3 million for the six months ended June 30, 2025. The increase in Net Income Attributable to Noncontrolling Interest reflects higher income at Evercore LP and EWM during the six months ended June 30, 2026. See Note 13 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$775,590	$697,744	11%	$2,020,329	$1,255,093	61%
Underwriting Fees	97,071	32,206	201%	152,139	86,461	76%
Commissions and Related Revenue	63,535	58,272	9%	126,193	113,382	11%
Other Revenue, net(1)	30,681	23,949	28%	36,966	31,767	16%
Net Revenues	966,877	812,171	19%	2,335,627	1,486,703	57%
Expenses
Employee Compensation and Benefits	627,299	535,447	17%	1,516,453	983,476	54%
Non-Compensation(3)	175,789	130,773	34%	328,445	250,547	31%
Special Charges, Including Business Realignment Costs	21,315	—	NM	21,315	—	NM
Total Expenses	824,403	666,220	24%	1,866,213	1,234,023	51%
Operating Income	142,474	145,951	(2%)	469,414	252,680	86%
Income (Loss) from Equity Method Investments(2)	18	11	64%	26	(27)	NM
Pre-Tax Income	$142,492	$145,962	(2%)	$469,440	$252,653	86%
(1)Includes interest expense on Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration, all of which total $8.1 million and $16.9 million for the three and six months ended June 30, 2026, respectively, and $4.2 million and $8.4 million for the three and six months ended June 30, 2025, respectively.
(2)Equity in Seneca Evercore is classified within Income (Loss) from Equity Method Investments.
(3)Non-Compensation expenses are as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$29,084	$26,261	11%	$55,522	$51,364	8%
Professional Fees	32,198	22,059	46%	59,737	43,203	38%
Travel and Related Expenses	34,903	23,729	47%	62,510	45,540	37%
Technology and Information Services	42,277	35,411	19%	81,236	67,663	20%
Depreciation and Amortization	12,413	6,342	96%	24,699	12,235	102%
Execution, Clearing and Custody Fees	2,556	2,729	(6%)	5,256	5,612	(6%)
Acquisition and Transition Costs	—	1,637	NM	1,800	1,637	10%
Other Operating Expenses	22,358	12,605	77%	37,685	23,293	62%
Total Non-Compensation	$175,789	$130,773	34%	$328,445	$250,547	31%
The following table summarizes Evercore statistics for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(1)	296	245	21%	494	386	28%
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(1)	132	111	19%	280	206	36%
Total Number of Underwriting Transactions(1)	26	13	100%	49	27	81%
Total Number of Underwriting Transactions as a Bookrunner(1)	26	13	100%	47	25	88%
(1) Includes Equity and Debt Underwriting Transactions. Our Advisory statistics include M&A activity as well as other advisory assignments undertaken by the firm.
Investment Banking & Equities Results of Operations
Three Months Ended June 30, 2026 versus June 30, 2025
Net Revenues were $966.9 million for the three months ended June 30, 2026, an increase of $154.7 million, or 19%, versus $812.2 million for the three months ended June 30, 2025. The increase in revenues for the three months ended June 30, 2026 was primarily driven by an increase of $77.8 million, or 11%, in Advisory Fees, reflecting an increase in revenue earned from large transactions and an increase in the number of advisory fees earned during the second quarter of 2026. Underwriting Fees increased $64.9 million, or 201%, compared to the three months ended June 30, 2025, reflecting an increase in the number of transactions we participated in during the second quarter of 2026. Commissions and Related Revenue increased $5.3 million, or 9%, compared to the three months ended June 30, 2025, primarily reflecting higher trading commissions driven by increased trading volume during the second quarter of 2026. Other Revenue, net, increased $6.7 million, or 28%, compared to the three months ended June 30, 2025, primarily reflecting higher performance of our investment funds portfolio, as well as higher interest income resulting from higher average balances in interest-bearing assets, partially offset by an increase in interest expense related to the issuance of new senior notes in July 2025. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Employee Compensation and Benefits Expense was $627.3 million for the three months ended June 30, 2026, an increase of $91.9 million, or 17%, versus $535.4 million for the three months ended June 30, 2025. The increase in the amount of compensation recognized for the three months ended June 30, 2026 principally reflects higher amortization of prior period deferred compensation awards, higher base salaries and a higher accrual for incentive compensation. Employee Compensation and Benefits Expense for the three months ended June 30, 2026 also includes $7.1 million of costs related to awards granted in conjunction with the acquisition of Robey Warshaw. See Notes 5 and 15 to our unaudited condensed consolidated financial statements for further information.
Non-compensation expenses were $175.8 million for the three months ended June 30, 2026, an increase of $45.0 million, or 34%, versus $130.8 million for the three months ended June 30, 2025. Non-compensation expenses increased from the prior year period, primarily driven by an increase in travel and related expenses, professional fees, technology and information services and other operating expenses. The increase in travel and related expenses is largely due to higher levels of business activity, elevated travel pricing and increased headcount and the increase in other operating expenses is primarily attributable to an increase in the provision for credit losses.
Special Charges, Including Business Realignment Costs, of $21.3 million for the three months ended June 30, 2026 reflected an estimated loss provision for non-U.S. employment taxes for prior periods. See Note 16 to our unaudited condensed consolidated financial statements for further information.
Income (Loss) from Equity Method Investments was $0.02 million for the three months ended June 30, 2026, an increase of $0.01 million, or 64%, versus $0.01 million for the three months ended June 30, 2025, reflecting higher earnings from Seneca Evercore during the three months ended June 30, 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Six Months Ended June 30, 2026 versus June 30, 2025
Net Revenues were $2.34 billion for the six months ended June 30, 2026, an increase of $848.9 million, or 57%, versus $1.49 billion for the six months ended June 30, 2025. The increase in revenues for the six months ended June 30, 2026 was primarily driven by an increase of $765.2 million, or 61%, in Advisory Fees, reflecting an increase in revenue across both M&A and non-M&A assignments, an increase in revenue earned from large transactions and an increase in the number of advisory fees earned during 2026. Underwriting Fees increased $65.7 million, or 76%, compared to the six months ended June 30, 2025, reflecting an increase in the number of transactions we participated in during 2026. Commissions and Related Revenue increased $12.8 million, or 11%, compared to the six months ended June 30, 2025, primarily reflecting higher trading commissions driven by increased trading volume during 2026. Other Revenue, net, increased $5.2 million, or 16%, compared to the six months ended June 30, 2025, primarily reflecting higher interest income resulting from higher average balances in interest-bearing assets, as well as higher performance of our investment funds portfolio, partially offset by an increase in interest expense related to the issuance of new senior notes in July 2025. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Employee Compensation and Benefits Expense was $1.52 billion for the six months ended June 30, 2026, an increase of $533.0 million, or 54%, versus $983.5 million for the six months ended June 30, 2025. The increase in the amount of compensation recognized for the six months ended June 30, 2026 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. Employee Compensation and Benefits Expense for the six months ended June 30, 2026 also includes $14.2 million of costs related to awards granted in conjunction with the acquisition of Robey Warshaw. See Notes 5 and 15 to our unaudited condensed consolidated financial statements for further information.
Non-compensation expenses were $328.4 million for the six months ended June 30, 2026, an increase of $77.9 million, or 31%, versus $250.5 million for the six months ended June 30, 2025. Non-compensation expenses increased from the prior year period, primarily driven by an increase in travel and related expenses, professional fees and technology and information services. The increase in travel and related expenses is largely due to higher levels of business activity, elevated travel pricing and increased headcount and the increase in technology and information services is principally reflecting higher expenses associated with license fees, consulting costs and research services.
Special Charges, Including Business Realignment Costs, of $21.3 million for the six months ended June 30, 2026 reflected an estimated loss provision for non-U.S. employment taxes for prior periods. See Note 16 to our unaudited condensed consolidated financial statements for further information.
Income (Loss) from Equity Method Investments was $0.03 million for the six months ended June 30, 2026, an increase of $0.1 million, versus ($0.03) million for the six months ended June 30, 2025, reflecting higher earnings from Seneca Evercore in 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.

Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$23,655	$20,684	14%	$46,298	$41,667	11%
Other Revenue, net(1)	(333)	975	NM	(148)	289	NM
Net Revenues	23,322	21,659	8%	46,150	41,956	10%
Expenses
Employee Compensation and Benefits	14,492	13,164	10%	29,408	24,960	18%
Non-Compensation(3)	4,728	4,057	17%	8,854	8,103	9%
Total Expenses	19,220	17,221	12%	38,262	33,063	16%
Operating Income	4,102	4,438	(8%)	7,888	8,893	(11%)
Income from Equity Method Investments(2)	1,000	804	24%	2,043	1,721	19%
Pre-Tax Income	$5,102	$5,242	(3%)	$9,931	$10,614	(6%)
(1)Includes interest expense on mandatorily redeemable interests of $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively.
(2)Equity in Atalanta Sosnoff is classified as Income from Equity Method Investments.
(3)Non-Compensation expenses are as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$642	$653	(2%)	$1,269	$1,281	(1%)
Professional Fees	846	1,074	(21%)	1,662	2,320	(28%)
Travel and Related Expenses	428	255	68%	692	462	50%
Technology and Information Services	1,684	1,176	43%	3,143	2,291	37%
Depreciation and Amortization	164	108	52%	316	191	65%
Execution, Clearing and Custody Fees	496	451	10%	983	914	8%
Other Operating Expenses	468	340	38%	789	644	23%
Total Operating Expenses	$4,728	$4,057	17%	$8,854	$8,103	9%
Investment Management Results of Operations
Our Investment Management segment includes the following:
•Wealth Management – conducted through EWM and ETC. Fee-based revenues from EWM are primarily earned on a percentage of AUM, while ETC primarily earns fees from negotiated trust services.
•Private Equity – conducted through our investment interests in private equity funds. We maintain a limited partner's interest in Glisco II, Glisco III and Glisco IV (together the "Glisco Funds"), as well as Glisco Manager Holdings LP and the general partners of the Glisco Funds. We receive our portion of the management fees earned by Glisco Partners Inc. ("Glisco") from Glisco Manager Holdings LP. We are passive investors and do not participate in the management of any Glisco sponsored funds. We are also passive investors in Trilantic V and previously were passive investors in Trilantic IV (through December 2025). In the event the private equity funds perform below certain thresholds, we may be obligated to repay certain carried interest previously distributed. As of June 30, 2026, there was no previously distributed carried interest received from the funds subject to repayment.

•We also hold an interest in Atalanta Sosnoff that is accounted for under the equity method of accounting. The result of this investment is included within Income from Equity Method Investments. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Assets Under Management
AUM in our Wealth Management business of $16.2 billion at June 30, 2026 increased $0.7 billion, or 5%, compared to $15.5 billion at December 31, 2025. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 78% of Level 1 investments, 18% of Level 2 investments and 4% of Level 3 investments as of June 30, 2026 and December 31, 2025.
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
The following table summarizes AUM activity for Wealth Management for the six months ended June 30, 2026:

(dollars in millions)
Balance at December 31, 2025	$15,516
Inflows	869
Outflows	(883)
Market Appreciation	723
Balance at June 30, 2026	$16,225

Unconsolidated Affiliates - Balance at June 30, 2026
Atalanta Sosnoff	$10,268
The following table represents the composition of AUM for Wealth Management as of June 30, 2026:

Equities	69%
Fixed Income	17%
Liquidity(1)	9%
Alternatives	5%
Total	100%
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
For the six months ended June 30, 2026, AUM for Wealth Management increased 5%, primarily reflecting an increase from market appreciation. Performance as of June 30, 2026 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 4% and 6%, respectively
◦The S&P 500 was up approximately 22% and 21% on a 1 and 3-year basis, respectively
•Wealth Management outperformed the fixed income composite on a 1 and 3-year basis by approximately 1% and 0.4%, respectively
◦The fixed income composite was up approximately 4% and 3% on a 1 and 3-year basis, respectively
•The S&P 500 and the fixed income composite were up approximately 10% and 1%, respectively, for the six months ended June 30, 2026
AUM from our unconsolidated affiliate, Atalanta Sosnoff, increased 8% compared to December 31, 2025.
Three Months Ended June 30, 2026 versus June 30, 2025
Net Revenues were $23.3 million for the three months ended June 30, 2026, an increase of $1.7 million, or 8%, versus $21.7 million for the three months ended June 30, 2025. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $3.0 million, or 14%, compared to the three months ended June 30, 2025, as associated AUM increased 12%, from market appreciation, as well as net inflows.
Employee Compensation and Benefits Expense was $14.5 million for the three months ended June 30, 2026, an increase of $1.3 million, or 10%, versus $13.2 million for the three months ended June 30, 2025, primarily reflecting higher base salaries, resulting from higher headcount.
Non-Compensation expenses were $4.7 million for the three months ended June 30, 2026, an increase of $0.7 million, or 17%, versus $4.1 million for the three months ended June 30, 2025, primarily driven by an increase in technology and information services and travel and related expenses, partially offset by a decrease in professional fees.
Income from Equity Method Investments was $1.0 million for the three months ended June 30, 2026, an increase of $0.2 million, or 24%, versus $0.8 million for the three months ended June 30, 2025, reflecting higher earnings from Atalanta Sosnoff during the three months ended June 30, 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Six Months Ended June 30, 2026 versus June 30, 2025
Net Revenues were $46.2 million for the six months ended June 30, 2026, an increase of $4.2 million, or 10%, versus $42.0 million for the six months ended June 30, 2025. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $4.6 million, or 11%, compared to the six months ended June 30, 2025, as associated AUM increased 12%, from market appreciation as well as net inflows.
Employee Compensation and Benefits Expense was $29.4 million for the six months ended June 30, 2026, an increase of $4.4 million, or 18%, versus $25.0 million for the six months ended June 30, 2025, primarily reflecting higher base salaries and a higher accrual for incentive compensation, resulting from higher headcount.
Non-Compensation expenses were $8.9 million for the six months ended June 30, 2026, an increase of $0.8 million, or 9%, versus $8.1 million for the six months ended June 30, 2025, primarily driven by an increase in technology and information services and travel and related expenses, partially offset by a decrease in professional fees.
Income from Equity Method Investments was $2.0 million for the six months ended June 30, 2026, an increase of $0.3 million, or 19%, versus $1.7 million for the six months ended June 30, 2025, reflecting higher earnings from Atalanta Sosnoff in 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.

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

	For the Six Months Ended June 30,
	2026	2025

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$429,221	$260,729
Non-cash charges	441,954	347,362
Other operating activities	(571,520)	(720,007)
Operating activities	299,655	(111,916)
Investing activities	434,081	365,608
Financing activities	(890,102)	(541,805)
Effect of exchange rate changes	(12,575)	33,255
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(168,941)	(254,858)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	1,436,140	882,107
End of Period	$1,267,199	$627,249
Six Months Ended June 30, 2026. Cash, Cash Equivalents and Restricted Cash were $1.3 billion at June 30, 2026, a decrease of $168.9 million versus Cash, Cash Equivalents and Restricted Cash of $1.4 billion at December 31, 2025. Operating activities resulted in a net inflow of $299.7 million, primarily related to earnings, partially offset by the payment of 2025 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2026. Cash of $434.1 million was provided by investing activities, related to net proceeds from sales and maturities of investment securities and net proceeds from maturities of certificates of deposit, partially offset by purchases of furniture, equipment and leasehold improvements. Financing activities during the period used cash of $890.1 million, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, the payment of dividends, the $48.0 million repayment of our Series C Notes and distributions made to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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
On April 29, 2025, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.6 billion worth of Class A Shares and/or LP Units and 8.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2026, we repurchased 1,326,577 Class A Shares, at an average cost per share of $311.03, for $412.6 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the six months ended June 30, 2026, we repurchased 933,835 Class A Shares, at an average cost per share of $343.89, for $321.1 million, primarily related to minimum tax withholding requirements of share deliveries.
The aggregate 2,260,412 Class A Shares repurchased during the six months ended June 30, 2026 were acquired for aggregate purchase consideration of $733.7 million, at an average cost per share of $324.60.
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." The 2025 Private Placement Notes also allow for prepayment within six months of maturity without an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. Interest on the notes is subject to certain escalation provisions in the event that the leverage ratio exceeds certain thresholds. As of June 30, 2026, we were in compliance with all of these covenants.
Lines of Credit
On July 10, 2025, we amended our $85.0 million revolving credit facility East held with PNC such that the aggregate principal amount was increased to up to $225.0 million to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of June 30, 2026. Drawings for this facility bear interest at Daily SOFR plus 130 basis points and the maturity date was extended to July 10, 2028. There were no drawings under this facility at June 30, 2026.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 10, 2025, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 130 basis points and the maturity date is October 10, 2029. There were no drawings under this facility at June 30, 2026.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.5 million as of June 30, 2026 and December 31, 2025. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by the private equity funds. We expect to fund these commitments with cash flows from operations. See Note 16 to our unaudited condensed consolidated financial statements for further information.
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
As of June 30, 2026, our current and former Senior Managing Directors owned an aggregate of approximately 1.1 million vested Class A LP Units, 0.3 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.8 million vested Class K LP Units. In addition, 0.7 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of June 30, 2026. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 2026 included $1.26 billion of Cash and Cash Equivalents and $1.15 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred cash compensation program. As of June 30, 2026, the fair value of our investments with these products, based on closing prices, was $170.4 million. We had net realized and unrealized gains of $21.5 million and $14.3 million for the three and six months ended June 30, 2026, respectively, from our exchange-traded funds portfolio. See Note 7 to our unaudited condensed consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $17.0 million, $34.1 million and $51.1 million, respectively, for the three months ended June 30, 2026.
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

We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.2 million for the three months ended June 30, 2026.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the six months ended June 30, 2026, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was a loss of $10.0 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables primarily from certain fees related to private funds capital raising and the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees primarily related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for liability management and restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of $3.0 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and December 31, 2025, total receivables recorded in Accounts Receivable amounted to $568.5 million and $555.8 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $147.6 million and $129.9 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of June 30, 2026, total contract assets recorded in Other Current Assets and Other Assets amounted to $47.2 million and $31.8 million, respectively. As of December 31, 2025, total contract assets recorded in Other Current Assets and Other Assets amounted to $147.4 million and $27.9 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of U.S. Treasury securities, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of June 30, 2026, we had Investment Securities of $1.13 billion, of which 85% were U.S. Treasury securities.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2026	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 1 to January 31	9,884	$342.99	—	7,195,462
February 1 to February 28	1,291,150	339.71	428,708	6,766,754
March 1 to March 31	628,607	285.31	597,528	6,169,226
Total January 1 to March 31	1,929,641	$322.00	1,026,236	6,169,226

April 1 to April 30	3,905	$302.97	—	6,169,226
May 1 to May 31	258,730	339.05	234,496	5,934,730
June 1 to June 30	68,136	344.69	65,845	5,868,885
Total April 1 to June 30	330,771	$339.79	300,341	5,868,885

Total January 1 to June 30	2,260,412	$324.60	1,326,577	5,868,885

(1)Includes the repurchase of 903,405 and 30,430 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2026 and June 30, 2026, respectively.
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
During the three months ended June 30, 2026, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: August 5, 2026

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ TIM LALONDE
Name:	Tim LaLonde
Title:	Chief Financial Officer