Form 10-Q
period 2026-09-30
Evercore Inc.
filed 2026-11-04
CIK 1360901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 _____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 22, 2026 was 37,980,760. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 22, 2026 was 46 (excluding 54 shares of Class B common stock held by a subsidiary of the registrant).

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

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and Cash Equivalents	$1,226,344	$1,426,020
Investment Securities and Certificates of Deposit (includes available-for-sale debt securities with an amortized cost of $497,588 and $877,606 at September 30, 2026 and December 31, 2025, respectively)	1,622,351	1,580,638
Accounts Receivable (net of allowances of $5,310 and $2,983 at September 30, 2026 and December 31, 2025, respectively)	584,453	555,812
Receivable from Employees and Related Parties	69,620	63,434
Other Current Assets	152,700	232,337
Total Current Assets	3,655,468	3,858,241
Investments	16,845	16,898
Deferred Tax Assets	323,641	297,361
Operating Lease Right-of-Use Assets	562,349	457,152
Furniture, Equipment and Leasehold Improvements (net of accumulated depreciation and amortization of $190,206 and $170,272 at September 30, 2026 and December 31, 2025, respectively)	201,869	190,064
Goodwill	227,863	230,783
Intangible Assets (net of accumulated amortization of $14,680 and $3,727 at September 30, 2026 and December 31, 2025, respectively)	18,615	30,090
Other Assets	286,334	277,508
Total Assets	$5,292,984	$5,358,097
Liabilities and Equity
Current Liabilities
Accrued Compensation and Benefits	$1,279,145	$1,381,322
Accounts Payable and Accrued Expenses	55,750	44,562
Payable to Employees and Related Parties	173,484	181,591
Operating Lease Liabilities	67,542	58,666
Taxes Payable	4,945	15,942
Current Portion of Notes Payable	—	47,981
Other Current Liabilities	46,772	53,357
Total Current Liabilities	1,627,638	1,783,421
Operating Lease Liabilities	610,577	508,191
Notes Payable	540,127	540,243
Amounts Due Pursuant to Tax Receivable Agreements	64,892	59,579
Deferred Tax Liabilities	—	4,652
Other Long-term Liabilities	168,585	142,145
Total Liabilities	3,011,819	3,038,231
Commitments and Contingencies (Note 16)
Equity
Evercore Inc. Stockholders' Equity
Common Stock
Class A, par value $0.01 per share (1,000,000,000 shares authorized, 89,807,108 and 87,572,820 issued at September 30, 2026 and December 31, 2025, respectively, and 37,974,690 and 38,522,790 outstanding at September 30, 2026 and December 31, 2025, respectively)	898	876
Class B, par value $0.01 per share (1,000,000 shares authorized, 46 and 45 issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	—	—
Additional Paid-In Capital	4,388,627	4,024,496
Accumulated Other Comprehensive Income (Loss)	(23,593)	(13,128)
Retained Earnings	3,026,958	2,581,815
Treasury Stock at Cost (51,832,418 and 49,050,030 shares at September 30, 2026 and December 31, 2025, respectively)	(5,450,078)	(4,562,483)
Total Evercore Inc. Stockholders' Equity	1,942,812	2,031,576
Noncontrolling Interest	338,353	288,290
Total Equity	2,281,165	2,319,866
Total Liabilities and Equity	$5,292,984	$5,358,097
See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars and share amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Investment Banking & Equities:
Advisory Fees	$1,011,092	$883,712	$3,031,421	$2,138,805
Underwriting Fees	55,590	43,730	207,729	130,191
Commissions and Related Revenue	60,515	62,816	186,708	176,198
Asset Management and Administration Fees	24,355	22,477	70,653	64,144
Other Revenue, Including Interest and Investments	25,325	33,259	79,332	73,718
Total Revenues	1,176,877	1,045,994	3,575,843	2,583,056
Interest Expense	8,296	7,110	25,485	15,513
Net Revenues	1,168,581	1,038,884	3,550,358	2,567,543
Expenses
Employee Compensation and Benefits	749,119	680,652	2,294,980	1,689,088
Occupancy and Equipment Rental	29,893	27,530	86,684	80,175
Professional Fees	28,657	25,672	90,056	71,195
Travel and Related Expenses	30,869	23,246	94,071	69,248
Technology and Information Services	46,858	36,954	131,237	106,908
Depreciation and Amortization	12,688	7,856	37,703	20,282
Execution, Clearing and Custody Fees	2,832	2,962	9,071	9,488
Special Charges, Including Business Realignment Costs	1,960	—	23,275	—
Acquisition and Transition Costs	—	3,516	1,800	5,153
Other Operating Expenses	23,149	14,290	61,623	38,227
Total Expenses	926,025	822,678	2,830,500	2,089,764
Income Before Income from Equity Method Investments and Income Taxes	242,556	216,206	719,858	477,779
Income from Equity Method Investments	1,327	1,082	3,396	2,776
Income Before Income Taxes	243,883	217,288	723,254	480,555
Provision for Income Taxes	66,569	59,794	116,719	62,332
Net Income	177,314	157,494	606,535	418,223
Net Income Attributable to Noncontrolling Interest	16,530	12,911	49,239	30,255
Net Income Attributable to Evercore Inc.	$160,784	$144,583	$557,296	$387,968
Net Income Attributable to Evercore Inc. Common Shareholders	$160,784	$144,583	$557,296	$387,968
Weighted Average Shares of Class A Common Stock Outstanding
Basic	38,333	38,721	38,642	38,718
Diluted	40,922	42,419	41,300	41,897
Net Income Per Share Attributable to Evercore Inc. Common Shareholders:
Basic	$4.19	$3.73	$14.42	$10.02
Diluted	$3.93	$3.41	$13.49	$9.26

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$177,314	$157,494	$606,535	$418,223
Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on Securities and Investments, net	(111)	93	(254)	(130)
Foreign Currency Translation Adjustment Gain (Loss), net	(1,180)	(4,693)	(11,162)	22,699
Other Comprehensive Income (Loss)	(1,291)	(4,600)	(11,416)	22,569
Comprehensive Income	176,023	152,894	595,119	440,792
Comprehensive Income Attributable to Noncontrolling Interest	16,424	12,577	48,288	31,950
Comprehensive Income Attributable to Evercore Inc.	$159,599	$140,317	$546,831	$408,842

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

	For the Three Months Ended September 30, 2026
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2026	89,765,142	$898	$4,272,786	$(22,408)	$2,903,674	(51,310,442)	$(5,296,394)	$319,747	$2,178,303
Net Income	—	—	—	—	160,784	—	—	16,530	177,314
Other Comprehensive Income (Loss)	—	—	—	(1,185)	—	—	—	(106)	(1,291)
Treasury Stock Purchases	—	—	—	—	—	(521,976)	(153,684)	—	(153,684)
Evercore LP Units Exchanged for Class A Common Stock	26,155	—	3,796	—	—	—	—	(3,098)	698
Equity-based Compensation Awards	15,811	—	112,045	—	—	—	—	16,629	128,674
Dividends	—	—	—	—	(37,500)	—	—	—	(37,500)
Noncontrolling Interest (Note 13)	—	—	—	—	—	—	—	(11,349)	(11,349)
Balance at September 30, 2026	89,807,108	$898	$4,388,627	$(23,593)	$3,026,958	(51,832,418)	$(5,450,078)	$338,353	$2,281,165

	For the Nine Months Ended September 30, 2026
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2025	87,572,820	$876	$4,024,496	$(13,128)	$2,581,815	(49,050,030)	$(4,562,483)	$288,290	$2,319,866
Net Income	—	—	—	—	557,296	—	—	49,239	606,535
Other Comprehensive Income (Loss)	—	—	—	(10,465)	—	—	—	(951)	(11,416)
Treasury Stock Purchases	—	—	—	—	—	(2,782,388)	(887,595)	—	(887,595)
Evercore LP Units Exchanged for Class A Common Stock	135,914	1	20,997	—	—	—	—	(14,942)	6,056
Equity-based Compensation Awards	2,098,374	21	350,086	—	—	—	—	48,760	398,867
Dividends	—	—	—	—	(112,153)	—	—	—	(112,153)
Noncontrolling Interest (Note 13)	—	—	(6,952)	—	—	—	—	(32,043)	(38,995)
Balance at September 30, 2026	89,807,108	$898	$4,388,627	$(23,593)	$3,026,958	(51,832,418)	$(5,450,078)	$338,353	$2,281,165

	For the Three Months Ended September 30, 2025
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at June 30, 2025	86,982,643	$870	$3,709,719	$(10,917)	$2,305,996	(48,389,127)	$(4,350,589)	$263,415	$1,918,494
Net Income	—	—	—	—	144,583	—	—	12,911	157,494
Other Comprehensive Income (Loss)	—	—	—	(4,266)	—	—	—	(334)	(4,600)
Treasury Stock Purchases	—	—	—	—	—	(174,614)	(57,032)	—	(57,032)
Evercore LP Units Exchanged for Class A Common Stock	106,957	1	16,438	—	—	—	—	(11,806)	4,633
Equity-based Compensation Awards	32,617	—	92,691	—	—	—	—	20,977	113,668
Dividends	—	—	—	—	(36,480)	—	—	—	(36,480)
Noncontrolling Interest (Note 13)	—	—	(1,568)	—	—	—	—	(8,949)	(10,517)
Balance at September 30, 2025	87,122,217	$871	$3,817,280	$(15,183)	$2,414,099	(48,563,741)	$(4,407,621)	$276,214	$2,085,660

	For the Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other
	Class A Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Dollars	Capital	Income (Loss)	Earnings	Shares	Dollars	Interest	Equity
Balance at December 31, 2024	84,767,922	$848	$3,510,356	$(36,057)	$2,133,919	(46,651,572)	$(3,901,424)	$234,166	$1,941,808
Net Income	—	—	—	—	387,968	—	—	30,255	418,223
Other Comprehensive Income	—	—	—	20,874	—	—	—	1,695	22,569
Treasury Stock Purchases	—	—	—	—	—	(1,912,169)	(506,197)	—	(506,197)
Evercore LP Units Exchanged for Class A Common Stock	217,274	2	29,879	—	—	—	—	(22,773)	7,108
Equity-based Compensation Awards	2,137,021	21	279,833	—	—	—	—	53,551	333,405
Dividends	—	—	—	—	(107,788)	—	—	—	(107,788)
Noncontrolling Interest (Note 13)	—	—	(2,788)	—	—	—	—	(20,680)	(23,468)
Balance at September 30, 2025	87,122,217	$871	$3,817,280	$(15,183)	$2,414,099	(48,563,741)	$(4,407,621)	$276,214	$2,085,660

See Notes to Unaudited Condensed Consolidated Financial Statements.

EVERCORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net Income	$606,535	$418,223
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gains) Losses on Investments, Investment Securities and Contingent Consideration	(9,968)	(20,253)
Equity Method Investments	(310)	(88)
Equity-Based and Other Deferred Compensation	612,061	507,958
Noncash Lease Expense	40,969	37,262
Depreciation, Amortization and Accretion, net	25,840	3,767
Bad Debt Expense	2,917	4,815
Deferred Taxes	(15,145)	(9,220)
Decrease (Increase) in Operating Assets:
Investment Securities	14,104	15,763
Accounts Receivable	(34,034)	(99,474)
Receivable from Employees and Related Parties	(6,768)	(4,644)
Other Assets	69,389	(52,008)
(Decrease) Increase in Operating Liabilities:
Accrued Compensation and Benefits	(221,772)	(274,712)
Accounts Payable and Accrued Expenses	8,224	9,033
Payables to Employees and Related Parties	(9,992)	11,620
Taxes Payable	(10,997)	1,952
Other Liabilities	(111,750)	(100,997)
Net Cash Provided by Operating Activities	959,303	448,997
Cash Flows From Investing Activities
Investments Purchased	—	(1,000)
Distributions of Private Equity Investments	—	1,270
Investment Securities:
Proceeds from Sales and Maturities of Investment Securities	2,390,945	2,127,208
Purchases of Investment Securities	(2,200,758)	(2,080,001)
Maturity of Certificates of Deposit	261,782	106,781
Purchase of Certificates of Deposit	(477,793)	(177,348)
Purchase of Furniture, Equipment and Leasehold Improvements	(32,727)	(65,140)
Net Cash Provided by (Used in) Investing Activities	(58,551)	(88,230)
Cash Flows From Financing Activities
Issuance of Noncontrolling Interests	450	1,331
Distributions to Noncontrolling Interests	(32,051)	(22,141)
Payments Under Tax Receivable Agreement	(667)	(597)
Payment of Notes Payable	(48,000)	(38,000)
Issuance of Notes Payable	—	250,000
Debt Issuance Costs	—	(342)
Purchase of Treasury Stock and Noncontrolling Interests	(888,838)	(487,550)
Dividends	(118,991)	(111,914)
Net Cash Provided by (Used in) Financing Activities	(1,088,097)	(409,213)
Effect of Exchange Rate Changes on Cash	(11,605)	27,930
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(198,950)	(20,516)
Cash, Cash Equivalents and Restricted Cash – Beginning of Period	1,436,140	882,107
Cash, Cash Equivalents and Restricted Cash – End of Period	$1,237,190	$861,591
SUPPLEMENTAL CASH FLOW DISCLOSURE
Payments for Interest	$15,251	$10,352
Payments for Income Taxes	$147,883	$77,756
Accrued Dividends	$10,753	$11,633

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
Evercore ISI International Limited ("Evercore ISI U.K."), Evercore U.K., Evercore (Japan) Ltd. ("Evercore Japan"), Evercore Consulting (Beijing) Co. Ltd. ("Evercore Beijing"), Evercore Partners Canada Ltd. ("Evercore Canada"), Evercore Asia Limited ("Evercore Hong Kong"), Evercore Asia (Singapore) Pte. Ltd. ("Evercore Singapore"), PT Evercore Advisory Indonesia ("Evercore Indonesia") and Evercore Israel L.L.C. ("Evercore Israel") are also VIEs, and the Company is the primary beneficiary of these VIEs. Specifically for Evercore ISI U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong, Evercore Singapore, Evercore Indonesia and Evercore Israel, the Company provides financial support through transfer pricing agreements with these entities, which exposes the Company to losses that are potentially significant to these entities, and has decision making authority that significantly affects the economic performance of these entities. The Company has the majority economic interest in Evercore U.K. and has decision making authority that significantly affects the economic performance of this entity. The Company included in its Unaudited Condensed Consolidated Statements of Financial Condition Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong, Evercore Singapore, Evercore Indonesia and Evercore Israel assets of $1,423,312 and liabilities of $598,791 at September 30, 2026 and Evercore ISI U.K., Evercore U.K., Evercore Japan, Evercore Beijing, Evercore Canada, Evercore Hong Kong, Evercore Singapore and Evercore Indonesia assets of $1,269,753 and liabilities of $485,879 at December 31, 2025.
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
Note 4 – Revenue and Accounts Receivable

The following table presents revenue recognized by the Company for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Banking & Equities:
Advisory Fees	$1,011,092	$883,712	$3,031,421	$2,138,805
Underwriting Fees	55,590	43,730	207,729	130,191
Commissions and Related Revenue	60,515	62,816	186,708	176,198
Total Investment Banking & Equities	$1,127,197	$990,258	$3,425,858	$2,445,194

Investment Management:
Asset Management and Administration Fees:
Wealth Management	$24,355	$22,477	$70,653	$64,144
Total Investment Management	$24,355	$22,477	$70,653	$64,144
Contract Balances
The change in the Company’s contract assets and liabilities during the following periods primarily reflects timing differences between the Company’s performance and the client’s payment. The Company’s receivables, contract assets and deferred revenue (contract liabilities) for the nine months ended September 30, 2026 and 2025 are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Nine Months Ended September 30, 2026
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2026	$555,812	$129,853	$147,444	$27,905	$5,995
Increase (Decrease)	28,641	31,442	(86,867)	(6,610)	5,535
Balance at September 30, 2026	$584,453	$161,295	$60,577	$21,295	$11,530

	For the Nine Months Ended September 30, 2025
	Receivables (Current)(1)	Receivables (Long-term)(2)	Contract Assets (Current)(3)	Contract Assets (Long-term)(2)	Deferred Revenue (Contract Liabilities)(4)
Balance at January 1, 2025	$421,502	$101,314	$62,379	$14,477	$3,582
Increase (Decrease)	101,819	11,925	(1,053)	17,616	2,165
Balance at September 30, 2025	$523,321	$113,239	$61,326	$32,093	$5,747
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
The Company recognized revenue of $19,386 and $52,707 on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026, respectively, and $5,633 and $16,674 for the three and nine months ended September 30, 2025, respectively, that was initially included in deferred revenue within Other Current Liabilities on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
Generally, performance obligations under client arrangements will be settled within one year; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14.
The allowance for credit losses for the three and nine months ended September 30, 2026 and 2025 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning Balance	$5,521	$3,894	$2,983	$2,253
Bad debt expense, net of reversals	(116)	1,286	2,917	4,815
Write-offs, foreign currency translation and other adjustments	(95)	(3,016)	(590)	(4,904)
Ending Balance	$5,310	$2,164	$5,310	$2,164
The change in the balance during the three months ended September 30, 2026 is primarily related to a decrease in the Company's reserve for credit losses and the write-off of aged receivables. The change in the balance during the nine months ended September 30, 2026 is primarily related to an increase in the Company's reserve for credit losses and the write-off of aged receivables.
For long-term accounts receivable and long-term contract assets, the Company monitors clients’ creditworthiness based on collection experience and other internal metrics. The following table presents the Company’s long-term accounts receivable and long-term contract assets, primarily from the Company's private and secondary fund advisory businesses, as of September 30, 2026, by year of origination:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	Amortized Carrying Value by Origination Year
	2026	2025	2024	2023	2022	Total
Long-term Accounts Receivable and Long-term Contract Assets	$95,950	$61,583	$18,732	$5,305	$1,020	$182,590
Note 5 – Business Changes and Developments
Robey Warshaw
On July 29, 2025, the Company entered into an agreement to acquire Robey Warshaw, an independent advisory firm headquartered in the United Kingdom. The transaction closed on October 1, 2025.
As consideration for the acquisition, the Company delivered to the sellers £71,250 ($95,767) at closing in the form of 275 shares of Class A common stock ("Class A Shares"), as well as cash of $5,345. Of the £71,250 delivered in Class A Shares at closing, £62,700 ($84,275) is subject to repayment if the sellers fail to provide service over a four-year period following the acquisition and, as such, will be treated as compensation for accounting purposes. See Note 15 for further information. Additionally, the Company paid the sellers cash of £74,813 ($99,239) on October 1, 2026. The present value of this payment was $99,239 and $96,538 as of September 30, 2026 and December 31, 2025, respectively, and is classified within Payable to Employees and Related Parties on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The sellers are also entitled to contingent consideration, which had a fair value of $31,798 and $24,521 as of September 30, 2026 and December 31, 2025, respectively, and will be payable on various dates between closing and shortly following the sixth anniversary of closing, dependent on the achievement of certain performance thresholds over a multi-year period. This contingent consideration is recorded within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The change in the fair value of the contingent consideration resulted in Other Operating Expenses of $4,905 and $7,721 for the three and nine months ended September 30, 2026, respectively, on the Unaudited Condensed Consolidated Statements of Operations.
As part of the consideration transferred to the sellers, the Company also issued performance-based awards which are treated as compensation for accounting purposes. Furthermore, the Company also granted retention awards to Robey Warshaw employees joining the Company which are treated as compensation for accounting purposes. See Note 15 for further information.
Intangible Asset Amortization
Expense associated with the amortization of intangible assets for the Investment Banking & Equities segment was $3,719 and $11,161 for the three and nine months ended September 30, 2026, respectively, included within Depreciation and Amortization expense on the Unaudited Condensed Consolidated Statements of Operations.
Acquisition and Transition Costs
The Company incurred acquisition-related costs of $1,800 for the nine months ended September 30, 2026, related to the impairment of a lease in conjunction with the acquisition of Robey Warshaw, and $3,516 and $5,153 for the three and nine months ended September 30, 2025, respectively, primarily comprised of professional fees and certain other costs incurred related to the acquisition of Robey Warshaw, which are included in Acquisition and Transition Costs on the Unaudited Condensed Consolidated Statements of Operations.
Note 6 – Related Parties
Advisory Fees includes fees earned from clients that have the Company's Senior Managing Directors, certain Senior Advisors and executives as a member of their Board of Directors of $4,263 and $6,652 for the three and nine months ended September 30, 2026, respectively, and $1,469 and $2,740 for the three and nine months ended September 30, 2025, respectively.
Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition includes the long-term portion of loans receivable from certain employees of $34,812 and $34,675 as of September 30, 2026 and December 31, 2025, respectively. See Note 15 for further information.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Note 7 – Investment Securities and Certificates of Deposit
The Company's Investment Securities and Certificates of Deposit as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Debt Securities	$497,452	$877,803
Equity Securities	346	355
Debt Securities Carried by EGL	698,605	486,641
Investment Funds	173,914	175,418
Total Investment Securities, at fair value	$1,370,317	$1,540,217

Certificates of Deposit, at contract value	252,034	40,421

Total Investment Securities and Certificates of Deposit	$1,622,351	$1,580,638
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
Gross unrealized gains included in Accumulated Other Comprehensive Income (Loss) were $218 as of December 31, 2025. Gross unrealized losses included in Accumulated Other Comprehensive Income (Loss) were ($136) and ($21) as of September 30, 2026 and December 31, 2025, respectively.
Net unrealized gains (losses) included in Other Comprehensive Income were ($146) and ($334) for the three and nine months ended September 30, 2026, respectively, and $121 and ($172) for the three and nine months ended September 30, 2025, respectively.
Gross realized gains included within Other Revenue, Including Interest and Investments, were $3 for each of the nine months ended September 30, 2026 and 2025. Gross realized losses included within Other Revenue, Including Interest and Investments, were ($42) and ($20) for the nine months ended September 30, 2026 and 2025, respectively.
Proceeds from the sales and maturities of available-for-sale securities, including interest, were $200,000 and $1,081,184 for the three and nine months ended September 30, 2026, respectively, and $250,000 and $1,091,964 for the three and nine months ended September 30, 2025, respectively.
Scheduled maturities of the Company's available-for-sale debt securities as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$497,588	$497,452	$877,606	$877,803
Total	$497,588	$497,452	$877,606	$877,803
The Company has the ability and intent to hold available-for-sale securities until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity. Further, the securities are all U.S. Treasury securities and the Company has not incurred credit losses on its securities. As such, the Company does not consider these securities to be impaired at September 30, 2026 and has not recorded a credit allowance on these securities.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Equity Securities
Equity Securities are carried at fair value with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains (losses) of ($65) and ($45) for the three and nine months ended September 30, 2026, respectively (of which $35 and $35, respectively, were net unrealized gains on securities held as of September 30, 2026), and $97 and ($11) for the three and nine months ended September 30, 2025, respectively (of which $97 and ($11), respectively, were net unrealized gains (losses) on securities held as of September 30, 2025). The Company had realized losses of ($100) for each of the three and nine months ended September 30, 2026.
Debt Securities Carried by EGL
EGL invests in a fixed income portfolio consisting primarily of U.S. Treasury securities. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations, as required for broker-dealers in securities. The Company had net realized and unrealized gains (losses) of ($62) and ($41) for the three and nine months ended September 30, 2026, respectively, and $187 and $30 for the three and nine months ended September 30, 2025, respectively.
Investment Funds
The Company invests in a portfolio of exchange-traded funds as an economic hedge against its deferred cash compensation program. See Note 15 for further information. These securities are carried at fair value, with changes in fair value recorded in Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations. The Company had net realized and unrealized gains of $3,474 and $17,786 for the three and nine months ended September 30, 2026, respectively (of which $3,474 and ($10,094), respectively, were net unrealized gains (losses)), and $12,400 and $21,554 for the three and nine months ended September 30, 2025, respectively, (of which $12,400 and ($1,054), respectively, were net unrealized gains (losses)).
Certificates of Deposit
At September 30, 2026 and December 31, 2025, the Company held certificates of deposit of $252,034 and $40,421, respectively, with certain banks with original maturities of seven months or less when purchased.
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
Equity Method Investments
A summary of the Company's investments accounted for under the equity method of accounting as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Atalanta Sosnoff	$11,528	$11,261
Seneca Evercore	1,272	1,312
Total	$12,800	$12,573

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Atalanta Sosnoff
The Company has an investment accounted for under the equity method of accounting in Atalanta Sosnoff. At September 30, 2026, the Company's ownership interest in Atalanta Sosnoff was 49%. This investment resulted in earnings of $1,309 and $3,352 for the three and nine months ended September 30, 2026, respectively, and $1,071 and $2,792 for the three and nine months ended September 30, 2025, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations.
Seneca Evercore
The Company has an investment accounted for under the equity method of accounting in Seneca Evercore. At September 30, 2026, the Company's ownership interest in Seneca Evercore was 20%. This investment resulted in earnings (losses) of $18 and $44 for the three and nine months ended September 30, 2026, respectively, and $11 and ($16) for the three and nine months ended September 30, 2025, respectively, included within Income from Equity Method Investments on the Unaudited Condensed Consolidated Statements of Operations. This investment is subject to currency translation from the Brazilian real to the U.S. dollar, included in Accumulated Other Comprehensive Income (Loss), on the Unaudited Condensed Consolidated Statements of Financial Condition.
Other
The Company allocates the purchase price of its equity method investments, in part, to the inherent finite-lived identifiable intangible assets of the investees. The Company's share of the earnings of the investees has been reduced by the amortization of these identifiable intangible assets of $62 and $186 for each of the three and nine months ended September 30, 2026 and 2025, respectively.
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
A summary of the Company's investments in the private equity funds as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Glisco II, Glisco III and Glisco IV	$1,749	$1,927
Trilantic V	633	725
Total Private Equity Funds	$2,382	$2,652
Net realized and unrealized gains (losses) on private equity fund investments were $55 and ($283) for the three and nine months ended September 30, 2026, respectively, and ($25) and ($1,119) for the three and nine months ended September 30, 2025, respectively.
General Partners of Private Equity Funds which are VIEs
The Company has concluded that Glisco Capital Partners II, Glisco Capital Partners III and Glisco Manager Holdings LP are VIEs and that the Company is not the primary beneficiary of these VIEs. The Company's assessment of the primary beneficiary of these entities included assessing which parties have the power to significantly impact the economic performance of these entities and the obligation to absorb losses, which could be potentially significant to the entities, or the right to receive benefits from the entities that could be potentially significant. Neither the Company nor its related parties will have the ability to make decisions that significantly impact the economic performance of these entities. Further, as a limited partner in these

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
entities, the Company does not possess substantive participating rights. The Company had assets of $1,325 and $1,327 included in its Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2026 and December 31, 2025, respectively, related to these unconsolidated VIEs, representing the carrying value of the Company's investments in the entities. The Company's exposure to the obligations of these VIEs is generally limited to its investments in these entities. The Company's maximum exposure to loss as of September 30, 2026 and December 31, 2025 was $3,508 and $3,510, respectively, which represents the carrying value of the Company's investments in these VIEs, as well as any unfunded commitments to the current and future funds.
Other Investments
In certain instances, the Company makes investments in private companies in exchange for equity securities and warrants, or receives equity securities in private companies in exchange for advisory services. These investments, which had a balance of $1,663 and $1,673 as of September 30, 2026 and December 31, 2025, respectively, are accounted for at their cost minus impairment, if any, plus or minus amounts resulting from observable price changes.
Note 9 – Leases
Operating Leases – The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2041. The Company reflects lease expense over the lease terms on a straight-line basis, which include options to extend the lease when it is reasonably certain that the Company will exercise that option. Operating leases for office space generally contain payments for real estate taxes, common area maintenance and other operating expenses in addition to rent payments that are not fixed; the Company accounts for these costs as variable payments and does not include them as part of the lease component. Certain office leases have provisions for rent increases based on market rates, which are also accounted for as variable payments and are excluded from the lease component. Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office space of $19,752 and $57,898 for the three and nine months ended September 30, 2026, respectively, and $18,317 and $53,709 for the three and nine months ended September 30, 2025, respectively, and variable lease cost of $2,381 and $5,871 for the three and nine months ended September 30, 2026, respectively, and $1,409 and $5,115 for the three and nine months ended September 30, 2025, respectively.
In addition, the Company incurred duplicate facilities costs associated with the planned relocation of the Company's U.K. headquarters of $1,539, included within Special Charges, Including Business Realignment Costs, for the three and nine months ended September 30, 2026 on the Company's Unaudited Condensed Consolidated Statements of Operations. The Company also incurred costs of $1,800 for the nine months ended September 30, 2026, related to the impairment of a lease in conjunction with the acquisition of Robey Warshaw, which are included in Acquisition and Transition Costs on the Unaudited Condensed Consolidated Statements of Operations. See Note 5 for further information.
In conjunction with the lease of office space, the Company has entered into letters of credit in the amount of $6,176 and $6,037 as of September 30, 2026 and December 31, 2025, respectively, which are secured by cash that is included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition.
The Company has entered into various operating leases for the use of office equipment (primarily computers, printers, copiers and other information technology related equipment). Occupancy and Equipment Rental on the Unaudited Condensed Consolidated Statements of Operations includes operating lease cost for office equipment of $1,456 and $4,317 for the three and nine months ended September 30, 2026, respectively, and $1,681 and $5,067 for the three and nine months ended September 30, 2025, respectively.
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
The Company incurred net operating cash outflows of $54,461 and $57,596 for the nine months ended September 30, 2026 and 2025, respectively, related to its operating leases, which was net of cash received from lease incentives of $10,431 and $5,098 for the nine months ended September 30, 2026 and 2025, respectively.
Other information as it relates to the Company's operating leases is as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
New Right-of-Use Assets obtained in exchange for new operating lease liabilities	$130,940	$6,684	$146,135	$30,767

			September 30, 2026	September 30, 2025
Weighted-average remaining lease term - operating leases			9.9 years	9.5 years
Weighted-average discount rate - operating leases			5.34%	4.81%
The Company entered into a lease agreement for office space for its new London, United Kingdom headquarters, which commenced in August 2026. The lease term will end on August 24, 2041. New Right-of-Use Assets obtained in exchange for new operating lease liabilities for the three and nine months ended September 30, 2026 includes $128,684 related to this space.
As of September 30, 2026, the maturities of the undiscounted operating lease liabilities for which the Company has commenced use are as follows:

2026 (October 1 through December 31)	$22,694
2027	92,659
2028	76,982
2029	75,642
2030	91,940
Thereafter	561,020
Total lease payments	920,937
Less: Tenant Improvement Allowances	(17,007)
Less: Imputed Interest	(225,811)
Present value of lease liabilities	678,119
Less: Current lease liabilities	(67,542)
Long-term lease liabilities	$610,577
The Company has entered into certain lease agreements, primarily for office space, which have not yet commenced and thus are not yet included on the Company's Unaudited Condensed Consolidated Statements of Financial Condition as right-of-use assets and lease liabilities. The Company anticipates that these leases will commence in 2026 and 2027 and will have lease terms of 3 to 9 years once they have commenced. The additional future payments under these arrangements are $32,381 as of September 30, 2026.
Asset Retirement Obligations
Under the terms of certain of its operating leases, the Company is contractually obligated, upon expiration of the lease, to remove certain leasehold improvements and alterations made to the premises during the lease term and to restore the premises to a specified condition. The Company capitalizes the estimated costs of these obligations as part of the carrying amount of the related leasehold improvement assets and depreciates that amount over the shorter of the useful life of the improvements or the remaining lease term. The associated liability is accreted to its estimated future value over the period from the initial recognition to the expected settlement date.
The Company estimates the fair value of its asset retirement obligations using an expected present value technique, discounted using a credit-adjusted risk-free rate.
The following is a reconciliation of the carrying amount of our asset retirement obligations for the nine months ended September 30, 2026, $1,857 of which are recorded in Other Current Liabilities and $822 of which are recorded in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statement of Financial Condition:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

For the Nine Months Ended September 30, 2026
Beginning Balance	$2,422
Liabilities Incurred	285
Accretion Expense	—
Liabilities Settled	—
Foreign Currency Translation and Other	(28)
Ending Balance	$2,679
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
The following table presents the categorization of investments and certain other financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities Carried by EGL	$698,605	$—	$—	$698,605
Other Debt and Equity Securities(1)	509,705	—	—	509,705
Investment Funds	173,914	—	—	173,914
Total Assets Measured At Fair Value	$1,382,224	$—	$—	$1,382,224
Liabilities:
Contingent Consideration Liability(2)	$—	$—	$31,798	$31,798
Total Liabilities Measured at Fair Value	$—	$—	$31,798	$31,798

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities Carried by EGL	$486,641	$—	$—	$486,641
Other Debt and Equity Securities(1)	901,266	—	—	901,266
Investment Funds	175,418	—	—	175,418
Total Assets Measured At Fair Value	$1,563,325	$—	$—	$1,563,325
Liabilities:
Contingent Consideration Liability(2)	$—	$—	$24,521	$24,521
Total Liabilities Measured at Fair Value	$—	$—	$24,521	$24,521
(1)Includes $11,907 and $23,108 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025, respectively.
(2)The Company's contingent consideration liability is reflected, at fair value, within Other Long-term Liabilities on the Company's Unaudited Condensed Consolidated Statements of Financial Condition. The fair value of the contingent consideration liability is remeasured at each reporting period using the probability-weighted expected return method. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods. The change in the fair value of the contingent consideration resulted in Other Operating Expenses of $4,905 and $7,721 for the three and nine months ended September 30, 2026, respectively, on the Unaudited Condensed Consolidated Statements of Operations.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

		September 30, 2026
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents(1)	$1,214,437	$1,214,437	$—	$—	$1,214,437
Certificates of Deposit	252,034	—	252,034	—	252,034
Receivables(2)	745,748	—	737,367	—	737,367
Contract Assets(3)	81,872	—	79,610	—	79,610
Closely-held Equity Securities	1,663	—	—	1,663	1,663
Financial Liabilities:
Accounts Payable and Accrued Expenses	$55,750	$—	$55,750	$—	$55,750
Payable to Employees and Related Parties	173,484	—	173,484	—	173,484
Notes Payable	540,127	—	505,171	—	505,171

		December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents(1)	$1,402,912	$1,402,912	$—	$—	$1,402,912
Certificates of Deposit	40,421	—	40,421	—	40,421
Receivables(2)	685,665	—	680,998	—	680,998
Contract Assets(3)	175,349	—	173,097	—	173,097
Closely-held Equity Securities	1,673	—	—	1,673	1,673
Financial Liabilities:
Accounts Payable and Accrued Expenses	$44,562	$—	$44,562	$—	$44,562
Payable to Employees and Related Parties	181,591	—	181,591	—	181,591
Notes Payable(4)	588,224	—	575,879	—	575,879
(1)Excludes $11,907 and $23,108 of U.S. Treasury securities classified within Cash and Cash Equivalents on the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025, respectively.
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of the Company's domestic subsidiaries. The Company may, at its option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." The 2025 Private Placement Notes also allow for prepayment within six months of maturity without an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require the Company to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. Interest on the notes is subject to certain escalation provisions in the event that the leverage ratio exceeds certain thresholds. As of September 30, 2026, the Company was in compliance with all of these covenants.
Notes Payable is comprised of the following as of September 30, 2026 and December 31, 2025:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

			Carrying Value(1)
Note	Maturity Date	Effective Annual Interest Rate	September 30, 2026	December 31, 2025
Evercore Inc. 5.48% Series C Senior Notes	3/30/2026	5.64%	$—	$47,981
Evercore Inc. 5.58% Series D Senior Notes	3/30/2028	5.72%	16,966	16,950
Evercore Inc. 4.34% Series E Senior Notes	8/1/2029	4.46%	74,756	74,696
Evercore Inc. 4.44% Series F Senior Notes	8/1/2031	4.55%	59,722	59,684
Evercore Inc. 4.54% Series G Senior Notes	8/1/2033	4.64%	39,775	39,755
Evercore Inc. 3.33% Series H Senior Notes	8/1/2033	3.42%	32,993	33,497
Evercore Inc. 4.61% Series J Senior Notes	11/15/2028	5.02%	66,458	66,280
Evercore Inc. 5.17% Series K Senior Notes	7/24/2030	5.23%	124,740	124,695
Evercore Inc. 5.47% Series L Senior Notes	7/24/2032	5.52%	124,717	124,686
Total			$540,127	$588,224
Less: Current Portion of Notes Payable			—	(47,981)
Notes Payable			$540,127	$540,243
(1)Carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct reduction from the related liability.
Note 12 – Evercore Inc. Stockholders' Equity
Dividends – On October 27, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.89 per share to the holders of record of the Company's Class A Shares as of November 27, 2026, which will be paid on December 11, 2026. During the three and nine months ended September 30, 2026, the Company declared and paid dividends of $0.89 and $2.62 per share, respectively, totaling $34,114 and $101,400, respectively, and accrued deferred cash dividends on restricted stock units ("RSUs") totaling $3,386 and $10,753, respectively. The Company also paid deferred cash dividends of $151 and $17,591 during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company declared and paid dividends of $0.84 and $2.48 per share, respectively, totaling $32,519 and $96,155, respectively, and accrued deferred cash dividends on RSUs totaling $3,961 and $11,633, respectively. The Company also paid deferred cash dividends of $304 and $15,759 during the three and nine months ended September 30, 2025, respectively.
Treasury Stock – During the three months ended September 30, 2026, the Company purchased 7 Class A Shares from employees at an average cost per share of $310.65, primarily for the net settlement of stock-based compensation awards, and 515 Class A Shares at an average cost per share of $291.34 pursuant to the Company's share repurchase program. The aggregate 522 Class A Shares were purchased at an average cost per share of $291.60 and the result of these purchases was an increase in Treasury Stock of $152,211 (excluding $1,473 of excise tax levied on share repurchases, net of issuances) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2026.
During the nine months ended September 30, 2026, the Company purchased 941 Class A Shares from employees at an average cost per share of $343.64, primarily for the net settlement of stock-based compensation awards, and 1,841 Class A Shares at an average cost per share of $305.52 pursuant to the Company's share repurchase program. The aggregate 2,782 Class A Shares were purchased at an average cost per share of $318.41 and the result of these purchases was an increase in Treasury Stock of $885,951 (excluding $1,644 of excise tax levied on share repurchases, net of issuances) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2026.
Evercore LP Units – During the three and nine months ended September 30, 2026, 26 and 136 Evercore LP partnership units ("LP Units"), respectively, were exchanged for Class A Shares, resulting in an increase to Class A Common Stock of $1 for the nine months ended September 30, 2026 and an increase to Additional Paid-In Capital of $3,098 and $14,941 for the three and nine months ended September 30, 2026, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2026. See Note 13 for further information.
Accumulated Other Comprehensive Income (Loss) – As of September 30, 2026, Accumulated Other Comprehensive Income (Loss) on the Company's Unaudited Condensed Consolidated Statement of Financial Condition includes an

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
accumulated Unrealized Gain (Loss) on Securities and Investments, net, and Foreign Currency Translation Adjustment Gain (Loss), net, of ($141) and ($23,452), respectively.
Note 13 – Noncontrolling Interest
Noncontrolling Interest recorded in the unaudited condensed consolidated financial statements of the Company relates to the following approximate interests in certain consolidated subsidiaries, which are not owned by the Company:

	As of September 30,
	2026	2025
Evercore LP	6%	5%
Evercore Wealth Management ("EWM")	26%	27%
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
Changes in Noncontrolling Interest for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$319,747	$263,415	$288,290	$234,166

Comprehensive Income:
Net Income Attributable to Noncontrolling Interest	16,530	12,911	49,239	30,255
Other Comprehensive Income (Loss)	(106)	(334)	(951)	1,695
Total Comprehensive Income	16,424	12,577	48,288	31,950

Evercore LP Units Exchanged for Class A Shares	(3,098)	(11,806)	(14,942)	(22,773)

Amortization and Vesting of LP Units (see Note 15) and EWM Class A Units	16,629	20,977	48,760	53,551

Other Items:
Distributions to Noncontrolling Interests	(11,349)	(8,832)	(32,051)	(22,141)
Issuance of Noncontrolling Interest	—	—	450	1,617
Purchase of Noncontrolling Interest	—	(117)	(442)	(156)
Total Other Items	(11,349)	(8,949)	(32,043)	(20,680)

Ending balance	$338,353	$276,214	$338,353	$276,214
Other Comprehensive Income – Other Comprehensive Income (Loss) Attributed to Noncontrolling Interest includes unrealized gains (losses) on securities and investments, net, of ($9) and ($21) for the three and nine months ended September 30, 2026, respectively, and $7 and ($10) for the three and nine months ended September 30, 2025, respectively, and foreign currency translation adjustment gains (losses), net, of ($97) and ($930) for the three and nine months ended September 30, 2026, respectively, and ($341) and $1,705 for the three and nine months ended September 30, 2025, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Evercore LP Units – During the three and nine months ended September 30, 2026, 26 and 136 LP Units, respectively, were exchanged for Class A Shares. This resulted in a decrease to Noncontrolling Interest of $3,098 and $14,942 for the three and nine months ended September 30, 2026, respectively. See Note 12 for further information.
EWM Class A Units – During the second quarter of 2026, 2025 and 2024, the Company granted 406, 395 and 297 EWM Class A Units, respectively, which generally vest ratably over three years. Compensation expense related to EWM Class A Units was $850 and $2,446 for the three and nine months ended September 30, 2026, respectively, and $724 and $1,798 for the three and nine months ended September 30, 2025, respectively.
Interests Issued – During the second quarter of 2026, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $450 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2026.
During the second quarter of 2025, certain employees of EWM purchased EWM Class A Units, at fair value, resulting in an increase to Noncontrolling Interest of $1,100 on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2025.
Interests Purchased – During the nine months ended September 30, 2026 and 2025, the Company purchased, at fair value, EWM Class A Units for $2,250 and $1,259, respectively. The Company has also committed to purchase interests from individuals in equal tranches over the next four years, at fair value at the time of the purchase. As of September 30, 2026 and December 31, 2025, the Company recorded $2,222 and $770, respectively, in Payable to Employees and Related Parties and $5,168 and $1,319, respectively, in Other Long-term Liabilities on the Unaudited Condensed Consolidated Statements of Financial Condition, reflecting the current fair value of amounts committed to be purchased in the future. These transactions resulted in a decrease to Noncontrolling Interest of $442 and $156, respectively, and a decrease to Additional Paid-In Capital of $6,952 and $2,788, respectively, on the Company's Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2026 and 2025. The Company incurred expense of $196 and $511 for the three and nine months ended September 30, 2026, respectively, and $539 for the three and nine months ended September 30, 2025 within Interest Expense on the Unaudited Condensed Consolidated Statements of Operations in conjunction with these arrangements.
EWM Class P-I Units – In December 2025, the Company awarded 0.3 EWM Class P-I Units. These EWM Class P-I Units convert into a number of EWM Class A Units contingent and based upon the achievement of certain market conditions related to the value of EWM Class A Units, defined benchmark results and continued service through June 30, 2028. The number of EWM Class A Units received in conversion is dependent on the level of defined benchmarks achieved, as well as the value of EWM Class A Units at the time of conversion. The EWM Class A Units received in conversion vest in three equal tranches on the first, second and third anniversaries of the date of conversion, subject to continued service. As this award contains market, performance and service conditions, the expense for this award will be recognized over the service period of the award and will reflect the fair value of the underlying units, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition. As of September 30, 2026, the Company determined that the achievement of performance conditions of these awards were not probable and therefore no expense was recognized for the three and nine months ended September 30, 2026.
Note 14 – Net Income Per Share Attributable to Evercore Inc. Common Shareholders
The calculations of basic and diluted net income per share attributable to Evercore Inc. common shareholders for the three and nine months ended September 30, 2026 and 2025 are described and presented below.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$160,784	$144,583	$557,296	$387,968
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,333	38,721	38,642	38,718
Basic net income per share attributable to Evercore Inc. common shareholders	$4.19	$3.73	$14.42	$10.02
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders
Numerator:
Net income attributable to Evercore Inc. common shareholders	$160,784	$144,583	$557,296	$387,968
Noncontrolling interest related to the assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Associated corporate taxes related to the assumed elimination of Noncontrolling Interest described above(1)	—	—	—	—
Diluted net income attributable to Evercore Inc. common shareholders	$160,784	$144,583	$557,296	$387,968
Denominator:
Weighted average Class A Shares outstanding, including vested RSUs	38,333	38,721	38,642	38,718
Assumed exchange of LP Units for Class A Shares(1)	—	—	—	—
Additional shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method(2)	1,872	2,748	1,988	2,296
Shares that are contingently issuable(3)	717	950	670	883
Diluted weighted average Class A Shares outstanding	40,922	42,419	41,300	41,897
Diluted net income per share attributable to Evercore Inc. common shareholders	$3.93	$3.41	$13.49	$9.26
(1)The Company has outstanding LP Units, which give the holders the right to receive Class A Shares upon exchange on a one-for-one basis. During the three and nine months ended September 30, 2026 and 2025, these LP Units were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The units that would have been included in the denominator of the computation of diluted net income per share attributable to Evercore Inc. common shareholders if the effect would have been dilutive were 2,529 and 2,558 for the three and nine months ended September 30, 2026, respectively, and 2,205 and 2,283 for the three and nine months ended September 30, 2025, respectively. The adjustment to the numerator, diluted net income attributable to Class A common shareholders, if the effect would have been dilutive, would have been $11,225 and $39,942 for the three and nine months ended September 30, 2026, respectively, and $8,846 and $24,882 for the three and nine months ended September 30, 2025, respectively. In computing this adjustment, the Company assumes that all LP Units are converted into Class A Shares, that all earnings attributable to those shares are attributed to Evercore Inc. and that the Company is subject to the statutory tax rates of a C-Corporation under a conventional corporate tax structure in the U.S. at prevailing corporate tax rates. The Company does not anticipate that the LP Units will result in a dilutive computation in future periods.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
(2)During the three months ended September 30, 2026, certain shares of the Company's common stock assumed to be issued pursuant to non-vested RSUs, as calculated using the Treasury Stock Method, were antidilutive and consequently the effect of their exchange into Class A Shares has been excluded from the calculation of diluted net income per share attributable to Evercore Inc. common shareholders. The shares that would have been included in the treasury stock method calculation if the effect would have been dilutive were 5 for the three months ended September 30, 2026.
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
As of September 30, 2026, 668 unvested Class K-P Units were outstanding. The Company determined the grant date fair value of these awards probable to vest as of September 30, 2026 to be $266,335, related to 1,606 Class K LP Units which were probable of achievement, and recognizes expense for these units over the respective service periods. Aggregate compensation expense related to the Class K-P Units was $15,779 and $46,314 for the three and nine months ended September 30, 2026, respectively, and $20,253 and $51,752 for the three and nine months ended September 30, 2025, respectively.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Stock Incentive Plan
During the second quarter of 2026, the Company's stockholders approved the Fourth Amended and Restated 2016 Evercore Inc. Stock Incentive Plan (the "Fourth Amended 2016 Plan"), which amended the Third Amended and Restated 2016 Evercore Inc. Stock Incentive Plan. The Fourth Amended 2016 Plan, among other things, authorizes the grant of an additional 5,000 of the Company's Class A Shares and permits the Company to grant to certain employees, directors and consultants incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs and other awards based on the Company's Class A Shares. The Company intends to use newly-issued Class A Shares to satisfy any awards under the Fourth Amended 2016 Plan and its predecessor plan. Class A Shares underlying any award granted under the Fourth Amended 2016 Plan that expire, terminate or are canceled or satisfied for any reason without being settled in stock again become available for awards under the plan. The total shares available to be granted in the future under the Fourth Amended 2016 Plan was 9,776 as of September 30, 2026.
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
Equity Grants
During the nine months ended September 30, 2026, pursuant to the above Stock Incentive Plans, the Company granted employees 1,741 RSUs that are subject to service-based vesting requirements ("Service-based Awards"). Service-based Awards granted during the nine months ended September 30, 2026 had grant date fair values of $287.05 to $356.99 per share, with an average value of $326.41 per share, for an aggregate fair value of $568,354, and generally vest ratably over four years. During the nine months ended September 30, 2026, 2,033 Service-based Awards vested and 69 Service-based Awards were forfeited. Compensation expense related to Service-based Awards was $110,796 and $345,149 for the three and nine months ended September 30, 2026, respectively, and $89,383 and $269,515 for the three and nine months ended September 30, 2025, respectively.
In addition, in June 2024, the Company granted 30 Performance RSUs ("PRSUs") which may convert into a maximum of 80 PRSUs contingent and based upon the achievement of certain defined benchmark results and continued service through April 1, 2031. The grant date fair value of these awards probable to vest as of September 30, 2026 was $10,718, related to 56 PRSUs which were probable of achievement, and compensation expense related to these units was $501 and $1,713 for the three and nine months ended September 30, 2026, respectively, and $1,383 and $2,335 for the three and nine months ended September 30, 2025, respectively.
On October 16, 2026, the Board of Directors of the Company appointed two executives as Co-Presidents of the Company, effective January 1, 2027, and approved a grant of PRSUs with a target value of $20,000 to each of the Co-Presidents. The number of PRSUs earned under each of these awards will be determined based on the achievement of certain defined benchmark results, including operating income goals and relative total shareholder return over a three-year performance period beginning on January 1, 2027, and will range from 80% to 200% of the target number of PRSUs issued. The earned PRSUs will vest on January 1, 2032, provided that the Co-Presidents continue to remain employed through the vesting date, subject to vesting upon specified termination events or a change in control. The expense for these awards will be recognized over the service period of the award and reflect the fair value of the underlying Class A Shares as determined at the award’s grant date, taking into account the probable outcome of the market condition being achieved, as well as the probable outcome of the performance condition.
Acquisition-related Awards
On October 1, 2025, in conjunction with the acquisition of Robey Warshaw, £71,250 ($95,767) was paid to the sellers in the form of 275 Class A Shares, of which £62,700 ($84,275) is subject to repayment if the sellers fail to provide service over a four-year period following closing. The Company amortizes the payment subject to forfeiture over the requisite four-year service period. Compensation expense related to this award was $6,124 and $18,380 for the three and nine months ended September 30, 2026, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
In conjunction with the acquisition of Robey Warshaw, the Company will also deliver consideration in the form of Class A Shares if certain defined benchmark results are exceeded over a five-year performance period, beginning January 1, 2026. This consideration is treated as compensation for accounting purposes. The expense for this award will be recognized over the five-year performance period of the award and will reflect the fair value of the Class A Shares as determined at the award's grant date, as well as the probable outcome of the performance condition. The Company determined that the performance conditions related to this award were not probable of achievement as of September 30, 2026.
The Company also granted 46 Service-based Awards in 2025 to certain former employees of Robey Warshaw, who joined the Company, as retention awards. These awards had a grant date fair value of $15,419 and vest over a four-year service period. The Company will recognize expense for these awards ratably over the service period. Compensation expense related to these awards was $834 and $2,475 for the three and nine months ended September 30, 2026, respectively, included in the above compensation expense related to Service-based Awards.
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
Compensation expense related to the Company's deferred cash compensation program was $34,909 and $113,145 for the three and nine months ended September 30, 2026, respectively, and $38,333 and $115,225 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the Company expects to pay an aggregate of $321,251 related to the Company's deferred cash compensation program at various dates through 2030 and total compensation expense not yet recognized related to these awards was $170,208. The weighted-average period over which this compensation cost is expected to be recognized is 29 months. Amounts due pursuant to this program are expensed over the requisite service period of the award and are reflected in Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition.
Other Deferred Cash Awards – During the first quarter of 2026, 2025 and 2024, the Company granted $19,725, $11,410 and $6,662, respectively, of deferred cash awards to certain employees. These awards generally vest ratably over one to two years.
The Company also periodically grants performance-based deferred cash awards to certain employees.
Compensation expense related to other deferred cash awards was $4,882 and $14,799 for the three and nine months ended September 30, 2026, respectively, and $4,898 and $10,915 for the three and nine months ended September 30, 2025, respectively.
Long-term Incentive Plan
The Company's Long-term Incentive Plans provide for incentive compensation awards for Investment Banking Senior Managing Directors, excluding executive officers of the Company, who exceed defined benchmark results over four-year performance periods beginning January 1, 2021 (the "2021 Long-term Incentive Plan", which ended on December 31, 2024) and January 1, 2025 (the "2025 Long-term Incentive Plan", which was approved by the Company's Board of Directors in April 2025). In conjunction with the 2021 Long-term Incentive Plan, the Company distributed cash payments of $71,910 and $71,522 in the nine months ended September 30, 2026 and 2025, respectively. Remaining amounts due pursuant to these plans are to be paid in cash or Class A Shares, at the Company's discretion, in the first quarter of 2027 (for the 2021 Long-term Incentive Plan), and in the first quarter of 2029, 2030 and 2031 (for the 2025 Long-term Incentive Plan), subject to employment at the time of payment. As of September 30, 2026, the Company has accrued $176,703 pursuant to the above Long-term Incentive Plans, including $66,275 within Accrued Compensation and Benefits and $110,428 within Other Long-term Liabilities, on the Unaudited Condensed Consolidated Statement of Financial Condition. The Company periodically assesses the probability of the benchmarks being achieved and expenses the probable payout over the requisite service period of the award. The Company recorded compensation expense related to these plans of $28,129 and $85,102 for the three and nine months ended September 30, 2026, respectively, and $21,617 and $48,472 for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, the total remaining expense to be recognized for the 2021 Long-term Incentive Plan over the future vesting period ending March 15, 2027 is $5,562. As of September 30, 2026, the total remaining expense to be recognized

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
for the 2025 Long-term Incentive Plan over the future vesting period ending March 14, 2031, based on the current anticipated probable payout for the plan, is $261,944.
Employee Loans Receivable
Periodically, the Company provides new and existing employees with cash payments in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to five years. Generally, these awards, based on the terms, include a requirement of either full or partial repayment by the employee if the service or other requirements of the agreements with the Company are not achieved. In circumstances where the employee meets the Company's minimum credit standards, the Company amortizes these awards to compensation expense over the relevant service period, which is generally the period they are subject to forfeiture. Compensation expense related to these awards was $17,666 and $45,364 for the three and nine months ended September 30, 2026, respectively, and $12,597 and $34,138 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the total compensation cost not yet recognized related to these awards was $79,570.
Separation and Transition Benefits
The following table presents the change in the Company's liability related to separation benefits, stay arrangements and accelerated deferred cash compensation (together, "Termination Costs") for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Beginning Balance	$961	$1,181
Termination Costs Incurred	7,737	8,722
Cash Benefits Paid	(5,895)	(6,812)
Non-Cash Charges	(23)	(177)
Ending Balance	$2,780	$2,914
In addition to the above Termination Costs incurred, the Company also incurred expenses related to the acceleration of the amortization of share-based payments previously granted to affected employees of $860 and $3,407 for the three and nine months ended September 30, 2026, respectively, (related to 17 RSUs) and $2,002 and $7,946 for the three and nine months ended September 30, 2025, respectively, (related to 63 RSUs) recorded in Employee Compensation and Benefits, principally within the Investment Banking & Equities segment, on the Company's Unaudited Condensed Consolidated Statements of Operations.
Note 16 – Commitments and Contingencies
For a further discussion of the Company's commitments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Private Equity – As of September 30, 2026, the Company had unfunded commitments for capital contributions of $2,486 to private equity funds. These commitments will be funded as required through the end of each private equity fund's investment period, subject to certain conditions. Such commitments are satisfied in cash and are generally required to be made as investment opportunities are consummated by the private equity funds.
Lines of Credit – On July 10, 2025, the Company amended its $85,000 revolving credit facility Evercore Partners Services East L.L.C. ("East") held with PNC Bank, National Association ("PNC") such that the aggregate principal amount was increased to up to $225,000 (the "PNC Facility") to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and the Company from incurring other indebtedness, subject to specified exceptions. The Company and its consolidated subsidiaries were in compliance with these covenants as of September 30, 2026. Drawings for this facility bear interest at Daily SOFR plus 130 basis points and the maturity date was extended to July 10, 2028. There were no drawings under this facility at September 30, 2026.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 10, 2025, in an aggregate principal amount of up to $75,000, to be used as needed in support of capital requirements from time to time of EGL. This

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 130 basis points and the maturity date is October 10, 2029. There were no drawings under this facility at September 30, 2026.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments – The Company entered into commitments to pay additional consideration, including contingent consideration and certain other contingent compensation arrangements related to its acquisition of Robey Warshaw in 2025. See Notes 5 and 15 for further information.
The Company has long-term obligations for operating lease commitments, principally related to office space, which expire on various dates through 2041. See Note 9 for further information.
The Company has a long-term liability, Amounts Due Pursuant to Tax Receivable Agreements, which requires payments to certain current and former Senior Managing Directors.
Restricted Cash – The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Unaudited Condensed Consolidated Statements of Financial Condition that sum to the total of amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,
	2026	2025
Cash and Cash Equivalents	$1,226,344	$851,908
Restricted Cash included in Other Assets	10,846	9,683
Total Cash, Cash Equivalents and Restricted Cash shown in the Statement of Cash Flows	$1,237,190	$861,591
Restricted Cash included in Other Assets on the Unaudited Condensed Consolidated Statements of Financial Condition primarily represents letters of credit which are secured by cash as collateral for the lease of office space and security deposits for certain equipment. The restrictions will lapse when the leases end.
Self-Funded Medical Insurance Program – The Company's medical insurance plan in the U.S. is a self-funded plan and the Company is liable for the funding of claims under the plan. The Company maintains stop-loss insurance for its medical plan to provide coverage for claims over a defined financial threshold. The estimated present value of incurred but not reported or paid claims is $5,234 and $4,821 as of September 30, 2026 and December 31, 2025, respectively, which is included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statements of Financial Condition.
Foreign Exchange – Periodically, the Company enters into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. During the third quarter of 2025, the Company entered into a foreign currency exchange forward contract to buy 200,000 British Pounds sterling for $270,600, which settled during the third quarter of 2025, and a foreign currency exchange forward contract to sell 71,250 British Pounds sterling for $96,401, which settled in October 2025. The outstanding contract was recorded at its fair value. The Company recorded a net loss on these contracts of $1,097 for the three and nine months ended September 30, 2025, which is included within Other Revenue, Including Interest and Investments, on the Unaudited Condensed Consolidated Statements of Operations.
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
The Company and its subsidiaries are subject to employment and tax laws, regulations and treaties in various U.S. and non-U.S. jurisdictions. These laws, regulations and treaties are complex, and the manner in which they apply to the Company’s facts and circumstances is open to evolving interpretation. Although management believes it has applied these laws, regulations and treaties in a compliant manner, evolving interpretations could adversely impact the Company's tax position. A recent decision by a non-U.S. judicial authority found that certain members of a partnership are considered employees for the purpose of certain employment taxes. The Company and its subsidiaries were not a party to the proceedings. However, the Company has considered the conclusions and guidance provided by the court's judgment and has determined that it is appropriate to establish a loss provision of $421 and $21,736 for the three and nine months ended September 30, 2026, respectively, which has been included within Special Charges, Including Business Realignment Costs, on the Unaudited Condensed Consolidated Statements of Operations, bringing the Company's estimated liability for employment taxes, principally related to prior years, to $25,204, included within Accrued Compensation and Benefits on the Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2026. The Company will continue to review its tax position relating to this matter and will adjust this estimate as appropriate in future periods.
Note 17 – Regulatory Authorities
EGL is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Alternative Net Capital Requirement, EGL's minimum net capital requirement is $250. EGL's regulatory net capital as of September 30, 2026 and December 31, 2025 was $831,826 and $373,081, respectively, which exceeded the minimum net capital requirement by $831,576 and $372,831, respectively.
Evercore Trust Company, N.A. ("ETC"), which is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency ("OCC") and is a member bank of the Federal Reserve System. The Company, Evercore LP and ETC are subject to written agreements with the OCC that, among other things, require the Company and Evercore LP to maintain at least $5,000 in Tier 1 capital in ETC (or such other amount as the OCC may require) and maintain liquid assets in ETC in an amount at least equal to the greater of $3,500 or 180 days coverage of ETC's operating expenses. The Company was in compliance with the aforementioned agreements as of September 30, 2026.
Evercore U.K., our U.K. Advisory affiliate, is regulated by the Financial Conduct Authority. The regulatory capital requirement of Evercore U.K. as of September 30, 2026 and December 31, 2025 was $318,360 and $296,406, respectively. The Company's regulatory capital was in excess of these requirements.
Certain other non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries are in excess of their local capital adequacy requirements at September 30, 2026.
Note 18 – Income Taxes
The Company's Provision for Income Taxes was $66,569 and $116,719 for the three and nine months ended September 30, 2026, respectively, and $59,794 and $62,332 for the three and nine months ended September 30, 2025, respectively. The effective tax rate was 27.3% and 16.1% for the three and nine months ended September 30, 2026, respectively, and 27.5% and 13.0% for the three and nine months ended September 30, 2025, respectively. The effective tax rate reflects the recognition of net excess tax benefits associated with appreciation in the Company's share price upon vesting of employee share-based awards above the original grant price of $92,047 and $76,450 for the nine months ended September 30, 2026 and 2025, respectively, which resulted in a reduction in the effective tax rate of 12.7 and 15.9 percentage points for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for 2026 and 2025 also reflects the effect of certain nondeductible

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
expenses, including expenses related to Class K-P Units, as well as the noncontrolling interest associated with LP Units and other adjustments.
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
Additionally, the Company is subject to the income tax effects associated with the global intangible low-taxed income ("GILTI") provisions in the period incurred. For the three and nine months ended September 30, 2026 and 2025, no additional income tax expense associated with the GILTI provisions has been recognized and it is not expected to materially impact the Company's effective tax rate for the year.
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
The Company recorded an increase in deferred tax assets of $80 associated with changes in Unrealized Gain (Loss) on Securities and Investments and an increase of $3,669 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the nine months ended September 30, 2026. The Company recorded an increase in deferred tax assets of $42 associated with changes in Unrealized Gain (Loss) on Securities and Investments and a decrease of $7,457 associated with changes in Foreign Currency Translation Adjustment Gain (Loss), in Accumulated Other Comprehensive Income (Loss), for the nine months ended September 30, 2025.
The Company classifies interest relating to tax matters and tax penalties as a component of income tax expense in its Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2026, there were $481 of unrecognized tax benefits that, if recognized, $387 would affect the effective tax rate. Related to the unrecognized tax benefits, the Company accrued interest of $18 during the three months ended September 30, 2026.
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

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
Other Revenue, net, included in each segment's Net Revenues includes the following:
•Interest income, including accretion, and income (losses) on investment securities, including the Company's investment funds (which are used as an economic hedge against the Company's deferred cash compensation program), certificates of deposit, cash and cash equivalents and long-term accounts receivable
•Gains (losses) resulting from foreign currency exchange rate fluctuations and foreign currency exchange forward contracts used as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments
•Realized and unrealized gains and losses on interests in private equity funds which are not managed by the Company
•Interest expense associated with the Company’s Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration and mandatorily redeemable interests
•Adjustments to amounts due pursuant to the Company’s tax receivable agreement, subsequent to its initial establishment, related to changes in enacted tax rates
Each segment's expenses include: a) employee compensation and benefits expenses that are incurred directly in support of the segment and b) non-compensation expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, technology and information services, execution, clearing and custody fees, acquisition and transition costs, depreciation and amortization and indirect support costs (including compensation and other operating expenses related thereto) for corporate services. Such corporate services include, but are not limited to, accounting, tax, legal, technology, human capital, facilities management and senior management activities.
Additionally, the Company's segment expenses for the three and nine months ended September 30, 2026 also include Special Charges, Including Business Realignment Costs, related to duplicate facilities costs associated with the planned relocation of the Company's U.K. headquarters and an estimated loss provision for non-U.S. employment taxes, principally related to prior periods. See Notes 9 and 16 for further information.
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
No client accounted for more than 10% of the Company's Consolidated Net Revenues for the three and nine months ended September 30, 2026 and 2025, respectively.

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)
The following information presents each segment's contribution.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Banking & Equities
Net Revenues(1)	$1,144,111	$1,016,192	$3,479,738	$2,502,895
Employee Compensation and Benefits	733,745	664,616	2,250,198	1,648,092
Non-Compensation(2)	170,882	137,825	499,327	388,372
Special Charges, Including Business Realignment Costs	1,960	—	23,275	—
Operating Income	237,524	213,751	706,938	466,431
Income (Loss) from Equity Method Investments	18	11	44	(16)
Pre-Tax Income	$237,542	$213,762	$706,982	$466,415
Identifiable Segment Assets	$5,201,065	$4,280,890	$5,201,065	$4,280,890
Investment Management
Net Revenues(1)	$24,470	$22,692	$70,620	$64,648
Employee Compensation and Benefits	15,374	16,036	44,782	40,996
Non-Compensation(2)	4,064	4,201	12,918	12,304
Operating Income	5,032	2,455	12,920	11,348
Income from Equity Method Investments	1,309	1,071	3,352	2,792
Pre-Tax Income	$6,341	$3,526	$16,272	$14,140
Identifiable Segment Assets	$91,919	$141,356	$91,919	$141,356
Total
Net Revenues(1)	$1,168,581	$1,038,884	$3,550,358	$2,567,543
Employee Compensation and Benefits	749,119	680,652	2,294,980	1,689,088
Non-Compensation(2)	174,946	142,026	512,245	400,676
Special Charges, Including Business Realignment Costs	1,960	—	23,275	—
Operating Income	242,556	216,206	719,858	477,779
Income from Equity Method Investments	1,327	1,082	3,396	2,776
Pre-Tax Income	$243,883	$217,288	$723,254	$480,555
Identifiable Segment Assets	$5,292,984	$4,422,246	$5,292,984	$4,422,246
(1)Net Revenues include Other Revenue, net, allocated to the segments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Banking & Equities(A)	$16,914	$25,934	$53,880	$57,701
Investment Management(B)	115	215	(33)	504
Total Other Revenue, net	$17,029	$26,149	$53,847	$58,205
(A)Other Revenue, net, from the Investment Banking & Equities segment includes interest expense on the Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration, of $8,100 and $24,974 for the three and nine months ended September 30, 2026, respectively, and $7,110 and $15,513 for the three and nine months ended September 30, 2025, respectively.
(B)Other Revenue, net, from the Investment Management segment includes interest expense on mandatorily redeemable interests of $196 and $511 for the three and nine months ended September 30, 2026, respectively.
(2)Non-Compensation expenses are as follows:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Banking & Equities
Occupancy and Equipment Rental	$29,287	$26,904	$84,809	$78,268
Professional Fees	27,767	24,528	87,504	67,731
Travel and Related Expenses	30,578	23,006	93,088	68,546
Technology and Information Services	45,412	35,700	126,648	103,363
Depreciation and Amortization	12,537	7,726	37,236	19,961
Execution, Clearing and Custody Fees	2,401	2,496	7,657	8,108
Acquisition and Transition Costs	—	3,516	1,800	5,153
Other Operating Expenses	22,900	13,949	60,585	37,242
Total Non-Compensation	$170,882	$137,825	$499,327	$388,372

Investment Management
Occupancy and Equipment Rental	$606	$626	$1,875	$1,907
Professional Fees	890	1,144	2,552	3,464
Travel and Related Expenses	291	240	983	702
Technology and Information Services	1,446	1,254	4,589	3,545
Depreciation and Amortization	151	130	467	321
Execution, Clearing and Custody Fees	431	466	1,414	1,380
Other Operating Expenses	249	341	1,038	985
Total Non-Compensation	$4,064	$4,201	$12,918	$12,304

Total
Occupancy and Equipment Rental	$29,893	$27,530	$86,684	$80,175
Professional Fees	28,657	25,672	90,056	71,195
Travel and Related Expenses	30,869	23,246	94,071	69,248
Technology and Information Services	46,858	36,954	131,237	106,908
Depreciation and Amortization	12,688	7,856	37,703	20,282
Execution, Clearing and Custody Fees	2,832	2,962	9,071	9,488
Acquisition and Transition Costs	—	3,516	1,800	5,153
Other Operating Expenses	23,149	14,290	61,623	38,227
Total Non-Compensation	$174,946	$142,026	$512,245	$400,676
Geographic Information – The Company manages its business based on the profitability of the enterprise as a whole.
The Company's revenues were derived from clients located and managed in the following geographical areas:

EVERCORE INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts, unless otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Revenues:(1)
Americas(2)	$834,999	$808,956	$2,765,441	$2,071,706
Europe, Middle East and Africa ("EMEA")	301,176	180,934	693,126	380,019
Asia-Pacific	15,377	22,845	37,944	57,613
Total	$1,151,552	$1,012,735	$3,496,511	$2,509,338
(1)Excludes Other Revenue, Including Interest and Investments, and Interest Expense.
(2)Primarily includes revenue attributable to the United States of $787,111 and $2,613,366 for the three and nine months ended September 30, 2026, respectively, and $770,877 and $1,948,359 for the three and nine months ended September 30, 2025, respectively.
The Company's total assets are located in the following geographical areas:

	September 30, 2026	December 31, 2025
Total Assets:
Americas(1)	$3,161,950	$3,396,905
EMEA(2)	2,055,390	1,887,541
Asia-Pacific	75,644	73,651
Total	$5,292,984	$5,358,097
(1)Primarily includes assets located in the United States.
(2)Primarily includes assets located in the United Kingdom.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Special Charges, Including Business Realignment Costs. Special Charges, Including Business Realignment Costs, for the three and nine months ended September 30, 2026 reflect duplicate facilities costs associated with the planned relocation of our U.K. headquarters and an estimated loss provision for non-U.S. employment taxes, principally related to prior periods. See Notes 9 and 16 to our unaudited condensed consolidated financial statements, under Operating Leases and Contingencies, respectively, for further information.
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

Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2026 and 2025. For a more detailed discussion of the factors that affected the revenue and operating expenses of our Investment Banking & Equities and Investment Management business segments in these periods, see the discussion in "Business Segments" below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(dollars and share amounts in thousands, except per share data)
Revenues
Investment Banking & Equities:
Advisory Fees	$1,011,092	$883,712	14%	$3,031,421	$2,138,805	42%
Underwriting Fees	55,590	43,730	27%	207,729	130,191	60%
Commissions and Related Revenue	60,515	62,816	(4%)	186,708	176,198	6%
Asset Management and Administration Fees	24,355	22,477	8%	70,653	64,144	10%
Other Revenue, Including Interest and Investments	25,325	33,259	(24%)	79,332	73,718	8%
Total Revenues	1,176,877	1,045,994	13%	3,575,843	2,583,056	38%
Interest Expense	8,296	7,110	17%	25,485	15,513	64%
Net Revenues	1,168,581	1,038,884	12%	3,550,358	2,567,543	38%
Expenses
Employee Compensation and Benefits	749,119	680,652	10%	2,294,980	1,689,088	36%
Non-Compensation(1)	174,946	142,026	23%	512,245	400,676	28%
Special Charges, Including Business Realignment Costs	1,960	—	NM	23,275	—	NM
Total Expenses	926,025	822,678	13%	2,830,500	2,089,764	35%
Income Before Income from Equity Method Investments and Income Taxes	242,556	216,206	12%	719,858	477,779	51%
Income from Equity Method Investments	1,327	1,082	23%	3,396	2,776	22%
Income Before Income Taxes	243,883	217,288	12%	723,254	480,555	51%
Provision for Income Taxes	66,569	59,794	11%	116,719	62,332	87%
Net Income	177,314	157,494	13%	606,535	418,223	45%
Net Income Attributable to Noncontrolling Interest	16,530	12,911	28%	49,239	30,255	63%
Net Income Attributable to Evercore Inc.	$160,784	$144,583	11%	$557,296	$387,968	44%
Diluted Weighted Average Shares of Class A Common Stock Outstanding	40,922	42,419	(4%)	41,300	41,897	(1%)
Diluted Net Income Per Share Attributable to Evercore Inc. Common Shareholders	$3.93	$3.41	15%	$13.49	$9.26	46%
(1)Non-Compensation expenses are as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$29,893	$27,530	9%	$86,684	$80,175	8%
Professional Fees	28,657	25,672	12%	90,056	71,195	26%
Travel and Related Expenses	30,869	23,246	33%	94,071	69,248	36%
Technology and Information Services	46,858	36,954	27%	131,237	106,908	23%
Depreciation and Amortization	12,688	7,856	62%	37,703	20,282	86%
Execution, Clearing and Custody Fees	2,832	2,962	(4%)	9,071	9,488	(4%)
Acquisition and Transition Costs	—	3,516	NM	1,800	5,153	(65%)
Other Operating Expenses	23,149	14,290	62%	61,623	38,227	61%
Total Non-Compensation	$174,946	$142,026	23%	$512,245	$400,676	28%
As of September 30, 2026 and 2025, we employed approximately 2,835 and 2,525 people, respectively.
Three Months Ended September 30, 2026 versus September 30, 2025
Net Income Attributable to Evercore Inc. was $160.8 million for the three months ended September 30, 2026, an increase of $16.2 million, or 11%, compared to $144.6 million for the three months ended September 30, 2025. The changes in our operating results during these periods are described below.
Net Revenues were $1.17 billion for the three months ended September 30, 2026, an increase of $129.7 million, or 12%, versus Net Revenues of $1.04 billion for the three months ended September 30, 2025. Advisory Fees increased $127.4 million, or 14%, Underwriting Fees increased $11.9 million, or 27%, and Commissions and Related Revenue decreased $2.3 million, or 4%, compared to the three months ended September 30, 2025. Asset Management and Administration Fees increased $1.9 million, or 8%, compared to the three months ended September 30, 2025. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, was $25.3 million for the three months ended September 30, 2026, a decrease of $7.9 million, or 24%, versus $33.3 million for the three months ended September 30, 2025, primarily reflecting lower performance of our investment funds portfolio, partially offset by higher interest income resulting from higher average balances in interest-bearing assets. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Interest Expense was $8.3 million for the three months ended September 30, 2026, an increase of $1.2 million, or 17%, versus $7.1 million for the three months ended September 30, 2025, primarily reflecting interest expense related to the deferred acquisition consideration issued in the acquisition of Robey Warshaw. See Note 5 to our unaudited condensed consolidated financial statements for further information.
Employee Compensation and Benefits Expense was $749.1 million for the three months ended September 30, 2026, an increase of $68.5 million, or 10%, versus $680.7 million for the three months ended September 30, 2025. The increase in the amount of compensation recognized for the three months ended September 30, 2026 principally reflects higher base salaries, higher amortization of prior period deferred compensation awards and higher compensation expense related to new hires. Employee Compensation and Benefits Expense for the three months ended September 30, 2026 also includes $7.0 million of costs related to awards granted in conjunction with the acquisition of Robey Warshaw. See Notes 5 and 15 to our unaudited condensed consolidated financial statements for further information. Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64.1% for the three months ended September 30, 2026, compared to 65.5% for the three months ended September 30, 2025. Employee Compensation and Benefits Expense as a percentage of Net Revenues was impacted by the factors above, as well as higher net revenues during the current year period compared to the prior year period.
Non-compensation expenses were $174.9 million for the three months ended September 30, 2026, an increase of $32.9 million, or 23%, versus $142.0 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in technology and information services, other operating expenses, travel and related expenses and depreciation and amortization expense. The increase in technology and information services is principally reflecting higher expenses associated with consulting costs, research services and license fees, the increase in other operating expenses is primarily attributable to expense in the third quarter of 2026 associated with changes in the fair value of contingent consideration issued to the sellers of Robey Warshaw, the increase in travel and related expenses is largely due to higher levels of business activity, elevated travel pricing and increased headcount, and the increase in depreciation and amortization expense is primarily due to the amortization of intangible assets related to the acquisition of Robey Warshaw. Non-Compensation expenses per employee were approximately $63.0 thousand for the three months ended September 30, 2026, versus $57.0 thousand for the three months ended September 30, 2025, an 11% increase.
Special Charges, Including Business Realignment Costs, of $2.0 million for the three months ended September 30, 2026 reflected duplicate facilities costs associated with the planned relocation of our U.K. headquarters and an estimated loss provision for non-U.S. employment taxes, principally related to prior periods. See Notes 9 and 16 to our unaudited condensed consolidated financial statements for further information.
Income from Equity Method Investments was $1.3 million for the three months ended September 30, 2026, an increase of $0.2 million, or 23%, versus $1.1 million for the three months ended September 30, 2025, primarily reflecting higher earnings from Atalanta Sosnoff during the three months ended September 30, 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the three months ended September 30, 2026 was $66.6 million, which reflected an effective tax rate of 27.3%. The provision for income taxes for the three months ended September 30, 2025 was $59.8 million, which reflected an effective tax rate of 27.5%. The increase in the provision for income taxes for the three months ended September 30, 2026 is primarily attributable to a $26.6 million increase in pre-tax income.
Net Income Attributable to Noncontrolling Interest was $16.5 million for the three months ended September 30, 2026, an increase of $3.6 million, or 28%, versus $12.9 million for the three months ended September 30, 2025. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income at Evercore LP during the three months ended September 30, 2026. See Note 13 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2026 versus September 30, 2025
Net Income Attributable to Evercore Inc. was $557.3 million for the nine months ended September 30, 2026, an increase of $169.3 million, or 44%, compared to $388.0 million for the nine months ended September 30, 2025. The changes in our operating results during these periods are described below.
Net Revenues were $3.55 billion for the nine months ended September 30, 2026, an increase of $982.8 million, or 38%, versus Net Revenues of $2.57 billion for the nine months ended September 30, 2025. Advisory Fees increased $892.6 million, or 42%, Underwriting Fees increased $77.5 million, or 60%, and Commissions and Related Revenue increased $10.5 million, or 6%, compared to the nine months ended September 30, 2025. Asset Management and Administration Fees increased $6.5 million, or 10%, compared to the nine months ended September 30, 2025. See "Business Segments" and "Liquidity and Capital Resources" below for further information.
Other Revenue, Including Interest and Investments, was $79.3 million for the nine months ended September 30, 2026, an increase of $5.6 million, or 8%, versus $73.7 million for the nine months ended September 30, 2025, primarily reflecting higher interest income resulting from higher average balances in interest-bearing assets, partially offset by lower performance of our investment funds portfolio. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Interest Expense was $25.5 million for the nine months ended September 30, 2026, an increase of $10.0 million, or 64%, versus $15.5 million for the nine months ended September 30, 2025, primarily reflecting the issuance of new senior notes in July 2025 and interest expense related to deferred acquisition consideration issued in the acquisition of Robey Warshaw. See Notes 5 and 11 to our unaudited condensed consolidated financial statements for further information.
Employee Compensation and Benefits Expense was $2.29 billion for the nine months ended September 30, 2026, an increase of $605.9 million, or 36%, versus $1.69 billion for the nine months ended September 30, 2025. The increase in the amount of compensation recognized for the nine months ended September 30, 2026 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. Employee Compensation and Benefits Expense for the nine months ended September 30, 2026 also includes $21.2 million of costs related to awards granted in conjunction with the acquisition of Robey Warshaw. See Notes 5 and 15 to our unaudited condensed consolidated financial statements for further information. Employee Compensation and Benefits Expense as a percentage of Net Revenues was 64.6% for the nine months ended September 30, 2026, compared to 65.8% for the nine months ended September 30, 2025. Employee Compensation and Benefits Expense as a percentage of Net Revenues was impacted by the factors above, as well as higher net revenues during the current year period compared to the prior year period.
Non-compensation expenses were $512.2 million for the nine months ended September 30, 2026, an increase of $111.6 million, or 28%, versus $400.7 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in travel and related expenses, technology and information services and other operating expenses. The increase in travel and related expenses is largely due to higher levels of business activity, elevated travel pricing and increased headcount, the increase in technology and information services is principally reflecting higher expenses associated with license fees, consulting costs and research services and the increase in other operating expenses is primarily attributable to expense during 2026 associated with changes in the fair value of contingent consideration issued to the sellers of Robey Warshaw. The increase in depreciation and amortization expense is primarily due to the amortization of intangible assets related to the acquisition of Robey Warshaw. Non-Compensation expenses per employee were approximately $190.5 thousand for the nine months ended September 30, 2026, versus $164.3 thousand for the nine months ended September 30, 2025, a 16% increase.
Special Charges, Including Business Realignment Costs, of $23.3 million for the nine months ended September 30, 2026 reflected duplicate facilities costs associated with the planned relocation of our U.K. headquarters and an estimated loss provision for non-U.S. employment taxes, principally related to prior periods. See Notes 9 and 16 to our unaudited condensed consolidated financial statements for further information.
Income from Equity Method Investments was $3.4 million for the nine months ended September 30, 2026, an increase of $0.6 million, or 22%, versus $2.8 million for the nine months ended September 30, 2025, primarily reflecting higher earnings from Atalanta Sosnoff in 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
The provision for income taxes for the nine months ended September 30, 2026 was $116.7 million, which reflected an effective tax rate of 16.1%. The provision for income taxes for the nine months ended September 30, 2025 was $62.3 million, which reflected an effective tax rate of 13.0%. The increase in the provision for income taxes for the nine months ended September 30, 2026 is primarily attributable to a $242.7 million increase in pre-tax income, as well as an increase in non-deductible expenses and higher state and local taxes resulting from changes in apportionment, partially offset by the net impact associated with the appreciation in our share price upon vesting of employee share-based awards above the original grant price of $92.0 million and $76.4 million, respectively, which resulted in a reduction in the effective tax rate of 12.7 and 15.9 percentage points for the nine months ended September 30, 2026 and 2025, respectively.
Net Income Attributable to Noncontrolling Interest was $49.2 million for the nine months ended September 30, 2026, an increase of $19.0 million, or 63%, versus $30.3 million for the nine months ended September 30, 2025. The increase in Net Income Attributable to Noncontrolling Interest primarily reflects higher income at Evercore LP during the nine months ended September 30, 2026. See Note 13 to our unaudited condensed consolidated financial statements for further information.

Business Segments
The following data presents revenue, expenses and contributions from our equity method investments by business segment.
Investment Banking & Equities
The following table summarizes the operating results of the Investment Banking & Equities segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(dollars in thousands)
Revenues
Investment Banking & Equities:
Advisory Fees	$1,011,092	$883,712	14%	$3,031,421	$2,138,805	42%
Underwriting Fees	55,590	43,730	27%	207,729	130,191	60%
Commissions and Related Revenue	60,515	62,816	(4%)	186,708	176,198	6%
Other Revenue, net(1)	16,914	25,934	(35%)	53,880	57,701	(7%)
Net Revenues	1,144,111	1,016,192	13%	3,479,738	2,502,895	39%
Expenses
Employee Compensation and Benefits	733,745	664,616	10%	2,250,198	1,648,092	37%
Non-Compensation(3)	170,882	137,825	24%	499,327	388,372	29%
Special Charges, Including Business Realignment Costs	1,960	—	NM	23,275	—	NM
Total Expenses	906,587	802,441	13%	2,772,800	2,036,464	36%
Operating Income	237,524	213,751	11%	706,938	466,431	52%
Income (Loss) from Equity Method Investments(2)	18	11	64%	44	(16)	NM
Pre-Tax Income	$237,542	$213,762	11%	$706,982	$466,415	52%
(1)Includes interest expense on Notes Payable, lines of credit and other financing arrangements, including interest expense related to deferred acquisition consideration, all of which total $8.1 million and $25.0 million for the three and nine months ended September 30, 2026, respectively, and $7.1 million and $15.5 million for the three and nine months ended September 30, 2025, respectively.
(2)Equity in Seneca Evercore is classified within Income (Loss) from Equity Method Investments.
(3)Non-Compensation expenses are as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$29,287	$26,904	9%	$84,809	$78,268	8%
Professional Fees	27,767	24,528	13%	87,504	67,731	29%
Travel and Related Expenses	30,578	23,006	33%	93,088	68,546	36%
Technology and Information Services	45,412	35,700	27%	126,648	103,363	23%
Depreciation and Amortization	12,537	7,726	62%	37,236	19,961	87%
Execution, Clearing and Custody Fees	2,401	2,496	(4%)	7,657	8,108	(6%)
Acquisition and Transition Costs	—	3,516	NM	1,800	5,153	(65%)
Other Operating Expenses	22,900	13,949	64%	60,585	37,242	63%
Total Non-Compensation	$170,882	$137,825	24%	$499,327	$388,372	29%
The following table summarizes Evercore statistics for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Evercore Statistics
Total Number of Fees From Advisory and Underwriting Client Transactions(1)	324	268	21%	701	551	27%
Total Number of Fees of at Least $1 million from Advisory and Underwriting Client Transactions(1)	167	137	22%	447	344	30%
Total Number of Underwriting Transactions(1)	12	14	(14%)	61	41	49%
Total Number of Underwriting Transactions as a Bookrunner(1)	11	13	(15%)	58	38	53%
(1) Includes Equity and Debt Underwriting Transactions. Our Advisory statistics include M&A activity as well as other advisory assignments undertaken by the firm.
Investment Banking & Equities Results of Operations
Three Months Ended September 30, 2026 versus September 30, 2025
Net Revenues were $1.14 billion for the three months ended September 30, 2026, an increase of $127.9 million, or 13%, versus $1.02 billion for the three months ended September 30, 2025. The increase in revenues for the three months ended September 30, 2026 was primarily driven by an increase of $127.4 million, or 14%, in Advisory Fees, reflecting an increase in revenue across both M&A and non-M&A assignments, an increase in revenue earned from large transactions and an increase in the number of advisory fees earned during the third quarter of 2026. Underwriting Fees increased $11.9 million, or 27%, compared to the three months ended September 30, 2025, reflecting an increase in the average fee size of transactions we participated in during the third quarter of 2026. Commissions and Related Revenue decreased $2.3 million, or 4%, compared to the three months ended September 30, 2025, primarily reflecting lower trading commissions driven by decreased trading volume during the third quarter of 2026. Other Revenue, net, decreased $9.0 million, or 35%, compared to the three months ended September 30, 2025, primarily reflecting lower performance of our investment funds portfolio, partially offset by higher interest income resulting from higher average balances in interest-bearing assets. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Employee Compensation and Benefits Expense was $733.7 million for the three months ended September 30, 2026, an increase of $69.1 million, or 10%, versus $664.6 million for the three months ended September 30, 2025. The increase in the amount of compensation recognized for the three months ended September 30, 2026 principally reflects higher base salaries, higher amortization of prior period deferred compensation awards and higher compensation expense related to new hires. Employee Compensation and Benefits Expense for the three months ended September 30, 2026 also includes $7.0 million of costs related to awards granted in conjunction with the acquisition of Robey Warshaw. See Notes 5 and 15 to our unaudited condensed consolidated financial statements for further information.
Non-compensation expenses were $170.9 million for the three months ended September 30, 2026, an increase of $33.1 million, or 24%, versus $137.8 million for the three months ended September 30, 2025. Non-compensation expenses increased from the prior year period, primarily driven by an increase in technology and information services, other operating expenses, travel and related expenses and depreciation and amortization expense. The increase in technology and information services is principally reflecting higher expenses associated with consulting costs, research services and license fees, the increase in other operating expenses is primarily attributable to expense in the third quarter of 2026 associated with changes in the fair value of contingent consideration issued to the sellers of Robey Warshaw, the increase in travel and related expenses is largely due to higher levels of business activity, elevated travel pricing and increased headcount, and the increase in depreciation and amortization expense is primarily due to the amortization of intangible assets related to the acquisition of Robey Warshaw.
Special Charges, Including Business Realignment Costs, of $2.0 million for the three months ended September 30, 2026 reflected duplicate facilities costs associated with the planned relocation of our U.K. headquarters and an estimated loss provision for non-U.S. employment taxes, principally related to prior periods. See Notes 9 and 16 to our unaudited condensed consolidated financial statements for further information.
Income (Loss) from Equity Method Investments was $0.02 million for the three months ended September 30, 2026, an increase of $0.01 million, or 64%, versus $0.01 million for the three months ended September 30, 2025, reflecting higher earnings from Seneca Evercore during the three months ended September 30, 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2026 versus September 30, 2025
Net Revenues were $3.48 billion for the nine months ended September 30, 2026, an increase of $976.8 million, or 39%, versus $2.50 billion for the nine months ended September 30, 2025. The increase in revenues for the nine months ended September 30, 2026 was primarily driven by an increase of $892.6 million, or 42%, in Advisory Fees, reflecting an increase in revenue across both M&A and non-M&A assignments, an increase in revenue earned from large transactions and an increase in the number of advisory fees earned during 2026. Underwriting Fees increased $77.5 million, or 60%, compared to the nine months ended September 30, 2025, reflecting an increase in the number of transactions we participated in during 2026. Commissions and Related Revenue increased $10.5 million, or 6%, compared to the nine months ended September 30, 2025, primarily reflecting higher trading commissions during 2026. Other Revenue, net, decreased $3.8 million, or 7%, compared to the nine months ended September 30, 2025, primarily reflecting an increase in interest expense principally related to the issuance of new senior notes in July 2025 and deferred acquisition consideration issued in the acquisition of Robey Warshaw. The decrease was also driven by lower performance of our investment funds portfolio, partially offset by higher interest income resulting from higher average balances in interest-bearing assets. The investment funds portfolio is used as an economic hedge against our deferred cash compensation program.
Employee Compensation and Benefits Expense was $2.25 billion for the nine months ended September 30, 2026, an increase of $602.1 million, or 37%, versus $1.65 billion for the nine months ended September 30, 2025. The increase in the amount of compensation recognized for the nine months ended September 30, 2026 principally reflects a higher accrual for incentive compensation, higher base salaries and higher amortization of prior period deferred compensation awards. Employee Compensation and Benefits Expense for the nine months ended September 30, 2026 also includes $21.2 million of costs related to awards granted in conjunction with the acquisition of Robey Warshaw. See Notes 5 and 15 to our unaudited condensed consolidated financial statements for further information.
Non-compensation expenses were $499.3 million for the nine months ended September 30, 2026, an increase of $111.0 million, or 29%, versus $388.4 million for the nine months ended September 30, 2025. Non-compensation expenses increased from the prior year period, primarily driven by an increase in travel and related expenses, technology and information services and other operating expenses. The increase in travel and related expenses is largely due to higher levels of business activity, elevated travel pricing and increased headcount, the increase in technology and information services is principally reflecting higher expenses associated with license fees, consulting costs and research services and the increase in other operating expenses is primarily attributable to expense during 2026 associated with changes in the fair value of contingent consideration issued to the sellers of Robey Warshaw. The increase in depreciation and amortization expense is primarily due to the amortization of intangible assets related to the acquisition of Robey Warshaw.

Special Charges, Including Business Realignment Costs, of $23.3 million for the nine months ended September 30, 2026 reflected duplicate facilities costs associated with the planned relocation of our U.K. headquarters and an estimated loss provision for non-U.S. employment taxes, principally related to prior periods. See Notes 9 and 16 to our unaudited condensed consolidated financial statements for further information.
Income (Loss) from Equity Method Investments was $0.04 million for the nine months ended September 30, 2026, an increase of $0.06 million, versus ($0.02) million for the nine months ended September 30, 2025, reflecting higher earnings from Seneca Evercore in 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Investment Management
The following table summarizes the operating results of the Investment Management segment.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(dollars in thousands)
Revenues
Asset Management and Administration Fees:
Wealth Management	$24,355	$22,477	8%	$70,653	$64,144	10%
Other Revenue, net(1)	115	215	(47%)	(33)	504	NM
Net Revenues	24,470	22,692	8%	70,620	64,648	9%
Expenses
Employee Compensation and Benefits	15,374	16,036	(4%)	44,782	40,996	9%
Non-Compensation(3)	4,064	4,201	(3%)	12,918	12,304	5%
Total Expenses	19,438	20,237	(4%)	57,700	53,300	8%
Operating Income	5,032	2,455	105%	12,920	11,348	14%
Income from Equity Method Investments(2)	1,309	1,071	22%	3,352	2,792	20%
Pre-Tax Income	$6,341	$3,526	80%	$16,272	$14,140	15%
(1)Includes interest expense on mandatorily redeemable interests of $0.2 million and $0.5 million for the three and nine months ended September 30, 2026, respectively.
(2)Equity in Atalanta Sosnoff is classified as Income from Equity Method Investments.
(3)Non-Compensation expenses are as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(dollars in thousands)
Non-Compensation
Occupancy and Equipment Rental	$606	$626	(3%)	$1,875	$1,907	(2%)
Professional Fees	890	1,144	(22%)	2,552	3,464	(26%)
Travel and Related Expenses	291	240	21%	983	702	40%
Technology and Information Services	1,446	1,254	15%	4,589	3,545	29%
Depreciation and Amortization	151	130	16%	467	321	45%
Execution, Clearing and Custody Fees	431	466	(8%)	1,414	1,380	2%
Other Operating Expenses	249	341	(27%)	1,038	985	5%
Total Non-Compensation	$4,064	$4,201	(3%)	$12,918	$12,304	5%

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
Assets Under Management
AUM in our Wealth Management business of $16.2 billion at September 30, 2026 increased $0.7 billion, or 4%, compared to $15.5 billion at December 31, 2025. The amounts of AUM presented in the table below reflect the fair value of assets which we manage on behalf of Wealth Management clients. As defined in ASC 820, valuations performed for Level 1 investments are based on quoted prices obtained from active markets generated by third parties and Level 2 investments are valued through the use of models based on either direct or indirect observable inputs or other valuation methodologies performed by third parties to determine fair value. For Level 1 and Level 2 investments, we obtain both active quotes from nationally recognized exchanges and third-party pricing services to determine market or fair value quotes, respectively. For Level 3 investments, pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Wealth Management maintained 79% and 78% of Level 1 investments, 17% and 18% of Level 2 investments and 4% and 4% of Level 3 investments as of September 30, 2026 and December 31, 2025, respectively.
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
The following table summarizes AUM activity for Wealth Management for the nine months ended September 30, 2026:

(dollars in millions)
Balance at December 31, 2025	$15,516
Inflows	1,166
Outflows	(1,389)
Market Appreciation	886
Balance at September 30, 2026	$16,179

Unconsolidated Affiliates - Balance at September 30, 2026
Atalanta Sosnoff	$10,091

The following table represents the composition of AUM for Wealth Management as of September 30, 2026:

Equities	70%
Fixed Income	17%
Liquidity(1)	9%
Alternatives	4%
Total	100%
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
For the nine months ended September 30, 2026, AUM for Wealth Management increased 4%, reflecting a 5% increase from market appreciation, partially offset by a 1% decrease from net outflows. Performance as of September 30, 2026 reflected:
•Wealth Management lagged the S&P 500 on a 1 and 3-year basis by approximately 7%
◦The S&P 500 was up approximately 16% and 23% on a 1 and 3-year basis, respectively
•Wealth Management outperformed the fixed income composite on a 1 and 3-year basis by approximately 1% and 0.1%, respectively
◦The fixed income composite was down approximately 3% on a 1-year basis and was up approximately 2% on a 3-year basis
•The S&P 500 was up approximately 13% and the fixed income composite was down approximately 4% for the nine months ended September 30, 2026
AUM from our unconsolidated affiliate, Atalanta Sosnoff, increased 6% compared to December 31, 2025.
Three Months Ended September 30, 2026 versus September 30, 2025
Net Revenues were $24.5 million for the three months ended September 30, 2026, an increase of $1.8 million, or 8%, versus $22.7 million for the three months ended September 30, 2025. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $1.9 million, or 8%, compared to the three months ended September 30, 2025, as associated AUM increased 5%, primarily from market appreciation.
Employee Compensation and Benefits Expense was $15.4 million for the three months ended September 30, 2026, a decrease of $0.7 million, or 4%, versus $16.0 million for the three months ended September 30, 2025, primarily reflecting a lower accrual for allocated incentive compensation, partially offset by higher base salaries.
Non-Compensation expenses were $4.1 million for the three months ended September 30, 2026, a decrease of $0.1 million, or 3%, versus $4.2 million for the three months ended September 30, 2025, primarily driven by a decrease in professional fees.
Income from Equity Method Investments was $1.3 million for the three months ended September 30, 2026, an increase of $0.2 million, or 22%, versus $1.1 million for the three months ended September 30, 2025, reflecting higher earnings from Atalanta Sosnoff during the three months ended September 30, 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2026 versus September 30, 2025
Net Revenues were $70.6 million for the nine months ended September 30, 2026, an increase of $6.0 million, or 9%, versus $64.6 million for the nine months ended September 30, 2025. Asset Management and Administration Fees earned from the management of Wealth Management client portfolios increased $6.5 million, or 10%, compared to the nine months ended September 30, 2025, as associated AUM increased 5%, primarily from market appreciation.

Employee Compensation and Benefits Expense was $44.8 million for the nine months ended September 30, 2026, an increase of $3.8 million, or 9%, versus $41.0 million for the nine months ended September 30, 2025, primarily reflecting higher base salaries, resulting from higher headcount.
Non-Compensation expenses were $12.9 million for the nine months ended September 30, 2026, an increase of $0.6 million, or 5%, versus $12.3 million for the nine months ended September 30, 2025, primarily driven by an increase in technology and information services, partially offset by a decrease in professional fees.
Income from Equity Method Investments was $3.4 million for the nine months ended September 30, 2026, an increase of $0.6 million, or 20%, versus $2.8 million for the nine months ended September 30, 2025, reflecting higher earnings from Atalanta Sosnoff in 2026. See Note 8 to our unaudited condensed consolidated financial statements for further information.
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

	For the Nine Months Ended September 30,
	2026	2025

	(dollars in thousands)
Cash Provided By (Used In)
Operating activities:
Net income	$606,535	$418,223
Non-cash charges	656,364	524,241
Other operating activities	(303,596)	(493,467)
Operating activities	959,303	448,997
Investing activities	(58,551)	(88,230)
Financing activities	(1,088,097)	(409,213)
Effect of exchange rate changes	(11,605)	27,930
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(198,950)	(20,516)
Cash, Cash Equivalents and Restricted Cash
Beginning of Period	1,436,140	882,107
End of Period	$1,237,190	$861,591
Nine Months Ended September 30, 2026. Cash, Cash Equivalents and Restricted Cash were $1.2 billion at September 30, 2026, a decrease of $199.0 million versus Cash, Cash Equivalents and Restricted Cash of $1.4 billion at December 31, 2025. Operating activities resulted in a net inflow of $959.3 million, primarily related to earnings, partially offset by the payment of 2025 bonus awards and deferred cash compensation, which contributed to a decrease to Accrued Compensation and Benefits on our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2026. Cash of $58.6 million was used by investing activities, related to net purchases of certificates of deposit and purchases of furniture, equipment and leasehold improvements, partially offset by net proceeds from sales and maturities of investment securities. Financing activities during the period used cash of $1.1 billion, primarily for purchases of treasury stock (including for the net settlement of RSUs) and noncontrolling interests, the payment of dividends, the $48.0 million repayment of our Series C Notes and distributions made to noncontrolling interest holders. Cash is also impacted due to the effect of foreign exchange rate fluctuation when translating non-U.S. currencies to U.S. Dollars.
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
We regularly monitor our liquidity position, including cash, other significant working capital, current assets and liabilities, long-term liabilities, lease commitments and related fixed assets, principal investment commitments related to our Investment Management business, dividends on Class A Shares, partnership distributions and other capital transactions, as well as other matters relating to liquidity and compliance with capital requirements and restrictions of our regulated legal entities. Our liquidity is highly dependent on our revenue stream from our operations, principally from our Investment Banking & Equities segment, which is primarily a function of closing client transactions and earning success fees, the timing and realization of which is irregular and dependent upon factors that are not subject to our control. Our revenue stream funds the payment of our expenses, including annual bonus payments, a portion of which are guaranteed, deferred compensation arrangements, interest expense on our Notes Payable, lines of credit and other financing arrangements, including amounts related to deferred acquisition consideration and mandatorily redeemable interests, as well as payments for income taxes. Payments made for income taxes may be reduced by deductions taken for the increase in tax basis of our investment in Evercore LP. Certain of these tax deductions, when realized, require payment under our long-term liability, Amounts Due Pursuant to Tax Receivable Agreements. We intend to fund these payments from cash and cash equivalents on hand, principally derived from cash flows from operations. These tax deductions, when realized, will result in cash otherwise required to satisfy tax obligations becoming available for other purposes. Our Management Committee meets regularly to monitor our liquidity and cash positions against our short and long-term obligations, as well as our capital requirements and commitments, including deferred compensation arrangements. The result of this review contributes to management's recommendation to the Board of Directors as to the level of quarterly dividend payments, if any, as well as the level of long-term borrowings required.

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
On April 29, 2025, our Board of Directors authorized (in addition to the net settlement of equity awards) the repurchase of Class A Shares and/or LP Units so that from that date forward, we are able to repurchase an aggregate of the lesser of $1.6 billion worth of Class A Shares and/or LP Units and 8.0 million Class A Shares and/or LP Units. Under this share repurchase program, shares may be repurchased from time to time in open market transactions, in privately-negotiated transactions or otherwise. The timing and the actual amount of shares repurchased will depend on a variety of factors, including our liquidity position, legal requirements, price, economic and market conditions and the objective to reduce the dilutive effect of equity awards granted as compensation to employees. This program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2026, we repurchased 1,841,417 Class A Shares, at an average cost per share of $305.52, for $562.6 million, pursuant to our repurchase program.
In addition, we periodically buy shares into treasury from our employees in order to allow them to satisfy their minimum tax requirements for share deliveries under our share equity plan. During the nine months ended September 30, 2026, we repurchased 940,971 Class A Shares, at an average cost per share of $343.64, for $323.4 million, primarily related to minimum tax withholding requirements of share deliveries.

The aggregate 2,782,388 Class A Shares repurchased during the nine months ended September 30, 2026 were acquired for aggregate purchase consideration of $886.0 million, at an average cost per share of $318.41.
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
Interest on the above issuances is payable semi-annually and the notes are guaranteed by certain of our domestic subsidiaries. We may, at our option, prepay all, or from time to time any part of, the notes (without regard to Series), in an amount not less than 5% of the aggregate principal amount of each of the individual issuances then outstanding at 100% of the principal amount thereof plus an applicable "make-whole amount." The 2025 Private Placement Notes also allow for prepayment within six months of maturity without an applicable "make-whole amount." Upon the occurrence of a change of control, the holders of the notes will have the right to require us to prepay the entire unpaid principal amounts held by each holder of the notes plus accrued and unpaid interest to the prepayment date. The respective Note Purchase Agreements contain customary covenants, including financial covenants requiring compliance with a maximum leverage ratio, a minimum tangible net worth and a minimum interest coverage ratio, and customary events of default. Interest on the notes is subject to certain escalation provisions in the event that the leverage ratio exceeds certain thresholds. As of September 30, 2026, we were in compliance with all of these covenants.
Lines of Credit
On July 10, 2025, we amended our $85.0 million revolving credit facility East held with PNC such that the aggregate principal amount was increased to up to $225.0 million to be used for working capital and other corporate activities. The facility is unsecured. In addition, the agreement contains certain reporting covenants, as well as certain debt covenants, that prohibit East and us from incurring other indebtedness, subject to specified exceptions. We and our consolidated subsidiaries were in compliance with these covenants as of September 30, 2026. Drawings for this facility bear interest at Daily SOFR plus 130 basis points and the maturity date was extended to July 10, 2028. There were no drawings under this facility at September 30, 2026.
EGL maintains a subordinated revolving credit facility with PNC, as amended on October 10, 2025, in an aggregate principal amount of up to $75.0 million, to be used as needed in support of capital requirements from time to time of EGL. This facility is unsecured and is guaranteed by Evercore LP and other affiliates, pursuant to a guaranty agreement, which provides for certain reporting requirements and debt covenants consistent with the PNC Facility. The interest rate provisions are Daily SOFR plus 130 basis points and the maturity date is October 10, 2029. There were no drawings under this facility at September 30, 2026.
In addition, EGL's clearing broker provides temporary funding for the settlement of securities transactions.
Other Commitments
We have long-term obligations for operating lease commitments, principally related to office space, which expire on various dates through 2041. See Note 9 to our unaudited condensed consolidated financial statements for anticipated current and future payments under these arrangements.
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
We had total commitments (not reflected on our Unaudited Condensed Consolidated Statements of Financial Condition) relating to future capital contributions to private equity funds of $2.5 million as of September 30, 2026 and December 31, 2025. We may be required to fund these commitments at any time through June 2028, depending on the timing and level of investments by the private equity funds. We expect to fund these commitments with cash flows from operations. See Note 16 to our unaudited condensed consolidated financial statements for further information.
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
As of September 30, 2026, our current and former Senior Managing Directors owned an aggregate of approximately 1.1 million vested Class A LP Units, 0.3 million vested Class E LP Units, 0.4 million vested Class I LP Units and 0.7 million vested Class K LP Units. In addition, 0.7 million unvested Class K-P Units, which convert into a number of Class K LP Units based on the achievement of certain market and service conditions and defined benchmark results, were outstanding as of September 30, 2026. We have an obligation to exchange vested Class A, E, I and K LP Units to Class A Common Stock upon the request of the holder.
Our Unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2026 included $1.23 billion of Cash and Cash Equivalents and $1.62 billion of Investment Securities and Certificates of Deposit, which are generally comprised of highly-liquid investments. For further information regarding other cash commitments and the timing of payments, refer to "General" above.
Market Risk and Credit Risk
We, in general, are not a capital-intensive organization and as such, are not subject to significant market or credit risks. Nevertheless, we have established procedures to assess both the market and credit risk, as well as specific investment risk, exchange rate risk and credit risk related to receivables.
Market and Investment Risk
We hold equity securities and invest in exchange-traded funds principally as an economic hedge against our deferred cash compensation program. As of September 30, 2026, the fair value of our investments with these products, based on closing prices, was $174.3 million. We had net realized and unrealized gains of $3.5 million and $17.8 million for the three and nine months ended September 30, 2026, respectively, from our exchange-traded funds portfolio. See Note 7 to our unaudited condensed consolidated financial statements for further information.
We estimate that a hypothetical 10%, 20% and 30% adverse change in the market value of the investments would have resulted in a decrease in pre-tax income of approximately $17.4 million, $34.9 million and $52.3 million, respectively, for the three months ended September 30, 2026.
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
We estimate that a hypothetical 10% adverse change in the value of the private equity funds would have resulted in a decrease in pre-tax income of approximately $0.2 million for the three months ended September 30, 2026.
Exchange Rate Risk
We have foreign operations, through our subsidiaries and affiliates, primarily in Europe and Asia, as well as provide services to clients in other jurisdictions, which creates foreign exchange rate risk. We have not entered into any transactions to hedge our exposure to foreign exchange fluctuations in these subsidiaries through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to our financial results. A significant portion of our non-U.S. revenues and expenses have been, and will continue to be, derived from contracts denominated in foreign currencies (i.e. British Pounds sterling, Euros, Singapore dollars, among others). Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. For the nine months ended September 30, 2026, the net impact of the fluctuation of foreign currencies recorded in Other Comprehensive Income (Loss) within the Unaudited Condensed Consolidated Statement of Comprehensive Income was a loss of $11.2 million, net of tax. It is generally not our intention to hedge our foreign currency exposure in these subsidiaries, and we will reevaluate this policy from time to time.
Periodically, we enter into foreign currency exchange forward contracts as an economic hedge against exchange rate risk for foreign currency denominated accounts receivable or other commitments. During the third quarter of 2025, we entered into a foreign currency exchange forward contract to buy 200.0 million British Pounds sterling for $270.6 million, which settled during the third quarter of 2025, and a foreign currency exchange forward contract to sell 71.3 million British Pounds sterling for $96.4 million, which settled in October 2025. The outstanding contract was recorded at its fair value. We recorded a net loss on these contracts of $1.1 million for the three and nine months ended September 30, 2025, which is included within Other Revenue, Including Interest and Investments, on our Unaudited Condensed Consolidated Statements of Operations.
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
Accounts Receivable consists primarily of advisory fees and expense reimbursements billed to our clients. Other Assets includes long-term receivables primarily from certain fees related to private funds capital raising and the private capital businesses. Receivables are reported net of any allowance for credit losses. We maintain an allowance for credit losses to provide coverage for probable losses from our customer receivables and determine the adequacy of the allowance by estimating the probability of loss based on our analysis of historical credit loss experience of our client receivables, and taking into consideration current market conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Our receivables collection periods generally are within 90 days of invoice, with the exception of placement fees, which are generally collected within 180 days of invoice, and certain fees primarily related to private funds capital raising and the private capital businesses, a portion of which may be collected in a period exceeding one year. The collection period for liability management and restructuring transaction receivables may exceed 90 days. We recorded bad debt expense of $2.9 million and $4.8 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026 and December 31, 2025, total receivables recorded in Accounts Receivable amounted to $584.5 million and $555.8 million, respectively, net of an allowance for credit losses, and total receivables recorded in Other Assets amounted to $161.3 million and $129.9 million, respectively.
Other Current Assets and Other Assets include arrangements in which an estimate of variable consideration has been included in the transaction price and thereby recognized as revenue that precedes the contractual due date (contract assets). As of September 30, 2026, total contract assets recorded in Other Current Assets and Other Assets amounted to $60.6 million and $21.3 million, respectively. As of December 31, 2025, total contract assets recorded in Other Current Assets and Other Assets amounted to $147.4 million and $27.9 million, respectively.
With respect to our Investment Securities portfolio, which is comprised primarily of U.S. Treasury securities, exchange-traded funds and securities investments, we manage our credit risk exposure by limiting concentration risk and maintaining investment grade credit quality. As of September 30, 2026, we had Investment Securities of $1.37 billion, of which 87% were U.S. Treasury securities.
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
Changes in Internal Controls over Financial Reporting
We have not made any changes during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

2026	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 1 to January 31	9,884	$342.99	—	7,195,462
February 1 to February 28	1,291,150	339.71	428,708	6,766,754
March 1 to March 31	628,607	285.31	597,528	6,169,226
Total January 1 to March 31	1,929,641	$322.00	1,026,236	6,169,226

April 1 to April 30	3,905	$302.97	—	6,169,226
May 1 to May 31	258,730	339.05	234,496	5,934,730
June 1 to June 30	68,136	344.69	65,845	5,868,885
Total April 1 to June 30	330,771	$339.79	300,341	5,868,885

July 1 to July 31	159,626	$316.69	157,997	5,710,888
August 1 to August 31	4,469	305.66	—	5,710,888
September 1 to September 30	357,881	280.24	356,843	5,354,045
Total July 1 to September 30	521,976	$291.60	514,840	5,354,045

Total January 1 to September 30	2,782,388	$318.41	1,841,417	5,354,045

(1)Includes the repurchase of 903,405, 30,430 and 7,136 shares in treasury transactions arising from net settlement of equity awards to satisfy minimum tax obligations during the three months ended March 31, 2026, June 30, 2026 and September 30, 2026, respectively.
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
During the three months ended September 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, are formatted in Inline XBRL: (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL (and contained in Exhibit 101)

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
Date: November 4, 2026

Evercore Inc.

By:	/s/ JOHN S. WEINBERG
Name:	John S. Weinberg
Title:	Chief Executive Officer and Chairman

By:	/s/ TIM LALONDE
Name:	Tim LaLonde
Title:	Chief Financial Officer